Form 10QSB
period 1996-04-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1996-06-14
CIK 911441

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


           [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended APRIL 30, 1996
                                           --------------


           [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                 EXCHANGE ACT

   For the transition period from                    to
                                  ------------------    --------------------
                        Commission file number 1-14244
                                               -------

                        GLAS-AIRE INDUSTRIES GROUP LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            NEVADA                                       84-1214736
 -------------------------------            ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)



                3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                -----------------------------------------------
                    (Address of principal executive office)

                                (604) 435-8801
                          ---------------------------
                          (Issuer's telephone number)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes        No   X
                                    -----     -----

Number of shares outstanding of the issuer's Common Stock:

             Class                               Outstanding at April 30, 1996
   -----------------------------                 -----------------------------
   Common Stock, $0.01 par value                              932,421

                        Glas-Aire Industries Group Ltd.

                                     INDEX
                                     -----

                                                                                                     Page
                                                                                                     ----
PART I.   FINANCIAL INFORMATION

      Item 1.                   Financial Statements

                               Consolidated Condensed Balance Sheets -
                               April 30, 1996 and January 31, 1996                                      1

                               Consolidated Condensed Statement of Operations
                               for the three months ended April 30, 1996 and 1995                       2

                               Consolidated Condensed Statement of Cash Flow
                               for the three months ended April 30, 1996 and 1995                       3

                               Notes to Consolidated Condensed Financial Statements                     4

       Item 2.                 Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                          5-6

PART II.  OTHER INFORMATION

       Item 6.                 Exhibits and Reports on Form 8-K                                         7

SIGNATURES                                                                                              8

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                        Glas Aire Industries Group Ltd.
                     Consolidated Condensed Balance Sheet

                                              April 30,    January 31,
                                                 1996         1996
                                              (Unaudited)  (Audited)
                                              ----------   -----------
Assets
Current
  Cash and Equivalents                        $   28,996   $  330,107
  Accounts receivable                            457,481      672,671
  Inventories                                    676,358      689,858
  Prepaid Expenses                                45,402       14,049
  Deferred Offering Costs                        274,672      159,817
                                              ----------   ----------
                                               1,482,909    1,866,502
Fixed assets                                     780,443      758,166
                                              ----------   ----------
                                              $2,263,352   $2,624,668
                                              ----------   ----------

Liabilities and Shareholders' Equity
Current
  Bank indebtedness                           $  128,940   $  255,926
  Accounts Payable and accrued liabilities       280,281      511,006
  Incomes taxes payable                           53,240      138,457
  Current portion - long term debt                13,767       27,304
  Current portion - capital lease                 34,824       33,616
                                              ----------   ----------
                                                 511,052      966,309
Long Term Debt
Obligation Under Capital Lease                    55,083       63,630
Deferred Income Taxes                            131,664      130,571
                                              ----------   ----------
                                                 697,799    1,160,510
Shareholders' Equity
  Share capital                                    9,366        9,238
  Contributed surplus                            975,020      911,148
  Treasury stock                                 (17,010)     (17,010)
  Retained earnings                              621,800      589,834
  Cumulative translation adjustment              (23,623)     (29,052)
                                              ----------   ----------
                                               1,565,553    1,464,158
                                              $2,263,352   $2,624,668
                                              ==========   ==========

                            See accompanying notes.

                        Glas Aire Industries Group Ltd.
                Consolidated Condensed Statement of Operations
                                  (Unaudited)

- --------------------------------------------------------------------------------


                                                     Three Months Ended
                                                   -----------------------
                                                   April 30      April 30
                                                     1996          1995
                                                   --------      ---------

Sales                                                 $787,363  $1,009,024
Cost of sales                                          507,088     619,863
                                                      --------  ----------
Gross Profit                                           280,275     389,160

Expenses
  Depreciation                                          21,517      20,380
  Research and development                              49,903      64,870
  Selling and distribution                              57,690      62,803
  General and administrative                            97,121     130,555
  Provision for profit sharing                           4,395      10,697
  Interest                                               3,182       3,333
                                                      --------  ----------
                                                       233,808     292,638

Income from operations                                  46,467      96,523
Other Income                                             1,043       2,324
                                                      --------  ----------
Income (loss) before income taxes                       47,510      98,847
Income Taxes - current                                  15,543      32,641
Income taxes - deferred                               --------  ----------
Net Income (loss) for the period                      $ 31,967  $   66,206
                                                      ========  ==========
Net income per share of common stock                     $0.03       $0.07
                                                      ========  ==========
Weight average common shares outstanding               932,421     923,813
                                                      ========  ==========


                            See accompanying notes.

                        Glas Aire Industries Group Ltd.
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

- --------------------------------------------------------------------------------


                                                           Three Months Ended
                                                        ------------------------
                                                         April 30     April 30
                                                            1996         1995
                                                        -----------  -----------

Increase (Decrease) in Cash
Cash Flows from:
Operating Activities
  Net Income for the period                              $  31,967   $   66,206
  Depreciation                                              21,517       20,380
  Deferred Income Taxes                                      1,093        3,675
  Gain on sale of capital assets                                         (6,627)
  Net change in non-cash working capital                  (233,460)    (179,400)
  Cumulative translation adjustment                          5,429       17,485
                                                         ---------   ----------
    Net cash (used in) operating activities               (173,454)     (78,281)

Financing Activities
  Decrease in obligation under capital lease                (7,339)      (3,167)
  Repayment of long-term debt                              (13,537)     (25,515)
  Purchase of treasury stock
  Share offering expenses
  Increase (decrease) in bank indebtedness                (126,986)
  Common stock                                              64,000
                                                         ---------   ----------
    Net cash (used in) financing activities                (83,862)     (28,682)
                                                         ---------   ----------

Investing Activities
  Proceeds from sale of fixed assets                                     15,878
  Purchase of capital assets                               (43,794)     (79,528)
                                                         ---------   ----------

  Net cash used in investing activities                    (43,794)     (63,650)
                                                         ---------   ----------

Decrease in cash during the period                        (301,110)    (170,613)

Cash and equivalents, beginning of period                  330,107      389,324
                                                         ---------   ----------

Cash and equivalents, end of period                      $  28,997   $  218,711
                                                         =========   ==========
Changes in non-cash working capital

  Accounts receivable                                    $ 215,190    ($144,092)
  Inventories                                               13,500      (67,565)
  Prepaid expense                                         (146,208)        (808)
  Accounts payable and accrued liabilities                (230,725)      (7,507)
  Income taxes payable                                     (85,217)      40,572
                                                         ---------   ----------
                                                          (233,460)    (179,400)
                                                         =========   ==========

                            See accompanying notes.

                        Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statement

                                April 30, 1996

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of April 30, 1996 and the results of operations and cash flows for the three month periods ended April 30, 1996 and 1995.

2. These financial statements included the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Registration Statement filed on Form SB-2 with the Securities and Exchange Commission for the fiscal year ended January 31, 1996.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4. Inventories by component are as follows:

                                     April 30  April 30
                                       1996      1995
                                     --------  --------

     Raw materials                   $513,661  $337,540
     Work-in-progress                  82,392    38,902
     Finished goods                    66,204    52,135
     Supplies                          14,101     8,697
                                     --------  --------
                                     $676,358  $437,274
                                     --------  --------

5. Bank Indebtedness

                                     April 30  April 30
                                       1996      1995
                                     --------  --------

     Revolving Bank loan             $128,940  $      0
                                     ========  ========

   The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (8% January 31, 1996, 6-1/2% April 30, 1996) plus 1/2%. This line of credit is renewable annually.

   The following have been provided as collateral for these loans:

   (a) general assignments of accounts receivable and inventories.

   (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a flowing charger over all other assents of the Company.

   (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

6. Income (loss) per share is calculated by dividing the weighted average number of shares of common stock outstanding each period into the income (loss) for the period. Warrants outstanding were anti-dilitive. Treasury stock held by the Company is not included in the number of shares outstanding

7. Subsequent to the end of the first quarter on May 2, 1996, the Company issued 932,421 shares of its common stock in an underwritten public offering. As a result, the Company has 1,612,421 shares of its common stock issued and outstanding at this time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
- -------------------------------------------------------------------------------
of Operations
- -------------

     The Company's sales decreased by 22% from approximately $1,009,024 for the three months ended April 30, 1995 to $787,363 for the three months ended April 30, 1996. This decrease resulted primarily from a general decline in the automotive sales during the last quarter of 1995, and due to the fact that $30,000 worth of products were returned to the Company for repackaging at the end of the three months of 1996.

     Gross profit declined by 28% from $389,160 for the three months ended April 30, 1995 to $280,275 for the three months ended April 30, 1996. The 28% decline was primarily the result of lower sales. An increase in material costs of 3%, unfavorable conditions for foreign currency exchange also contributed to this decrease. As a percentage of sales, the gross profit margin declined approximately 3%.

     Depreciation expense increased by 6% from $20,380 for the three months ended April 30, 1995 to $21,517 for the three months ended April 30, 1996. This increase was the result of bringing new equipment into service.

     Expenses for research and development decreased by 23% from $64,870 for the three months ended April 30, 1995 to $49,903 for the three months ended April 30, 1996, primarily because the Company began to conduct more research and development in-house after acquiring the necessary research and development expertise, thereby decreasing consulting requirements and associated fees.

     Selling and distribution expenses decreased by 8%, from $62,803 for the three months ended April 30, 1995 to $57,690 for the three months ended April 30, 1996. This decrease was primarily due to the decline of the Company's travel expenses.

     General and administrative expenses decreased by 26% from $130,555 for the three months ended April 30, 1995 to $97,121 for the three months ended April 30, 1996, as a result of the successful installation of customized business and accounting computer systems for purchasing/inventory control, work order administration, and for accounting applications, which facilitated the mechanization of certain management activities allowing organizational down-sizing. Management also believes that the decrease was also due to effective training of employees for use of those systems.

     Provision for profit sharing decreased from $10,697 for the three months ended April 30, 1995 to $4,395 for the three months ended April 30, 1996, as a result of the decline in sales.

     Interest expense decreased from $3,333 for the three months ended April 30, 1995 to $3,182 for the three months ended April 30, 1996, as a result of a decline in the effective interest rates paid by the Company, and a decline in amounts borrowed.

     Before income taxes, the Company's income decreased from $98,847 for the three months ended April 30, 1995 to $47,510 for the three months ended April 30, 1996. This decrease in income resulted primarily from the decline in sales.

     The Company accrued income taxes of $32,641 for the three months ended April 30, 1995 and $15,543 for the three months ended April 30, 1996. The reduction in income taxes reflected in decrease in taxable income.

     Net income decreased from $66,206 for the three months ended April 30, 1995 to $31,967 for the three months ended April 30, 1996, primarily as a result of lower sales, lower gross margin and unfavorable foreign currency exchange conditions.

Financial Condition and Liquidity

   For the three months ended April 30, 1996, net cash used in operating activities totaled $173,454, including income from operations of $31,967 and depreciation of $21,517, and a net change in non-cash working capital of ($233,460). Net cash used in financing activities was $83,862, which resulted from a decrease in obligation under capital lease of $7,339, repayment of long term debt of $13,537, a decrease in bank indebtedness of $126,986, and an increase in common stock of $64,000. Net cash used in investing activities was $43,794, as a result of the purchase of capital assets. Accounts receivable decreased by $359,282 primarily due to increased collection efforts that resulted in a decrease in the collection cycle from customers of approximately $200,000, a refund of GST and Duty Drawback were received (approximately $170,000) in the same period. Inventories increased by $81,065 as a result of lower sales and building inventory for later sales. Accounts payable and accrued liabilities decreased by $223,218 because of cash discounts taken and payment of prior year taxes and bonuses.

                         PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------


a) Exhibits: There are no exhibits for for the three months ended April 30, 1996.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1996
       -------------

                                          GLAS-AIRE INDUSTRIES GROUP LTD.



                                          /s/  Alex Y.W. Ding
                                          -------------------------------------
                                          Alex Y.W. Ding
                                          President and Chief Operating Officer