Form 10QSB/A
period 1996-04-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1996-08-15
CIK 911441

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


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


a)   Exhibits:  Exhibit 27, Financial Data Schedule.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1996
       ---------------

                                          GLAS-AIRE INDUSTRIES GROUP LTD.



                                          /s/  Alex Y.W. Ding
                                          -------------------------------------
                                          Alex Y.W. Ding
                                          President and Chief Operating Officer