Form 10QSB
period 1996-07-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1996-09-16
CIK 911441

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended      JULY 31, 1996
                                                  -----------------------


            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                   For the transition period from _______ to _______

                   Commission file number  1-14244
                                          ---------

                        GLAS-AIRE INDUSTRIES GROUP LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             NEVADA                                         84-1214736
     --------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                  Identification No.)


                3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
       ----------------------------------------------------------------
                    (Address of principal executive office)


                                (604) 435-8801
             ----------------------------------------------------
                          (Issuer's telephone number)


        ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X      No
        -----       -----

Number of shares outstanding of the issuer's Common Stock:

              Class                    Outstanding at July 31, 1996
- ------------------------------         ----------------------------
Common Stock, $0.01 par value                  1,612,421

                        Glas-Aire Industries Group Ltd.

                                     INDEX
                                     -----

                                                               Page
                                                               ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -
            July 31, 1996 and January 31, 1996                    3

           Consolidated Condensed Statement of Operations
            for the three months ended July 31, 1996 and 1995     4

           Consolidated Condensed Statement of Cash Flow
            for the three months ended July 31, 1996 and 1995
             and six months ended July 31, 1996 and 1995          5

           Notes to Consolidated Condensed Financial Statements   6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations         7

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                       10

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                        Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                      July 31,          January 31,
                                                        1996                1996
                                                    (Unaudited)          (Audited)
                                              ------------------------  ------------
ASSETS
Current
  Cash and equivalents                              $2,617,634           $  330,107
  Accounts receivable                                  765,107              672,671
  Inventories                                          502,770              689,858
  Prepaid expenses                                      62,892               14,049
  Deferred offering costs                                    0              159,817
                                                    ----------           ----------
                                                     3,948,403            1,866,502
Fixed assets                                           928,117              758,166
                                                    ----------           ----------
TOTAL ASSETS                                        $4,876,520           $2,624,668
                                                    ----------           ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Bank indebtedness                                 $        0           $  255,926
  Accounts payable and accrued liabilities             415,433              511,006
  Incomes taxes payable                                 98,533              138,457
  Current portion - long term debt                           0               27,304
  Current portion - capital lease                            0               33,616
                                                    ----------           ----------
                                                       513,966              966,309

Long-term debt
Obligation under capital lease                               0               63,630
Deferred income taxes                                  130,447              130,571
                                                    ----------           ----------
                                                       644,413            1,160,510
Shareholders' equity:
  Share capital                                         16,166                9,238
  Contributed surplus                                3,556,919              911,148
  Treasury stock                                       (17,010)             (17,010)
  Retained earnings                                    706,492              589,834
  Cumulative translation adjustment                    (30,460)             (29,052)
                                                    ----------           ----------
                                                     4,232,107            1,464,158
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $4,876,520           $2,624,668
                                                    ==========           ==========

                                   Glas Aire Industries Group Ltd.
                           Consolidated Condensed Statement of Operations
                                             (Unaudited)

- ---------------------------------------------------------------------------------------------

                                              Three Months Ended         Six Months Ended
                                             July 31,     July 31,    July 31,     July 31,
                                               1996         1995        1996         1995
                                            -----------  ----------  -----------  -----------

Sales                                       $1,183,000    $914,501   $1,970,363   $1,923,525
Cost of sales                                  782,686     578,577    1,289,774    1,198,440
                                            ----------    --------   ----------   ----------
Gross profit                                   400,314     335,924      680,589      725,085
Expenses
  Depreciation                                  24,953      21,635       46,470       42,015
  Research and development                      57,833      29,423      107,736       94,293
  Selling and distribution                      81,045      88,124      138,735      150,927
  General and administrative                    82,038     135,757      179,160      266,312
  Provision for profit sharing                  21,676       7,405       26,071       18,102
  Interest                                     (22,670)      6,086      (19,489)       9,419
                                            ----------    --------   ----------   ----------
                                               244,875     288,430      478,683      581,068
Income from operations                         155,439      47,494      201,906      144,017
Other income                                   (14,992)     (2,632)     (13,949)        (308)
                                            ----------    --------   ----------   ----------
Income (loss) before income taxes              140,447      44,862      187,957      143,709
Income taxes - current                          55,755      30,843       71,298       63,484
Income taxes - deferred                             --      (4,752)          --       (4,752)
                                            ----------    --------   ----------   ----------
Net Income (loss) for the period            $   84,692    $ 18,771   $  116,659   $   84,977
                                            ==========    ========   ==========   ==========
Net income per share of common stock             $0.05       $0.02        $0.07        $0.09
                                            ==========    ========   ==========   ==========
Weight average common shares outstanding     1,612,421     923,613    1,612,421      923,813
                                            ==========    ========   ==========   ==========

                  See accompanying notes to consolidated financial statements

                                                 -4-

                                       Glas Aire Industries Group Ltd.
                                Consolidated Condensed Statement of Cash Flows
                                                 (Unaudited)

- ------------------------------------------------------------------------------------------------

                                                  Three Months Ended        Six Months Ended
                                                 July 31,     July 31,    July 31,     July 31,
                                                   1996         1995        1996         1995
                                                -----------  ----------  -----------  ----------
Increase (decrease) in cash
Cash flows from:
Operating Activities
  Income from operations                        $   84,692   $  18,771   $  116,659   $  84,977
  Depreciation                                      24,953      21,635       46,470      42,015
  Deferred income taxes                             (1,217)     (5,413)        (124)     (1,738)
  Gain on sale of capital assets                         0       1,704            0      (4,923)
  Net change in non-cash working capital           303,588    (302,874)      70,128    (482,274)
  Cumulative translation adjustment                 (6,837)     (3,190)      (1,408)     14,295
                                                ----------   ---------   ----------   ---------
    Net cash (used in) operating activities        405,179    (269,367)     231,725    (347,648)
                                                ----------   ---------   ----------   ---------

Financing Activities
  Decrease in obligation under capital lease       (89,907)     (8,175)     (97,246)    (11,342)
  Repayment of long-term debt                      (13,767)    (14,121)     (27,304)    (39,636)
  Purchase of treasury stock
  Share offering expenses                         (811,301)          0     (811,301)          0
  Increase (decrease) in bank indebtedness        (128,940)    293,363     (255,926)    293,363
  Common stock                                   3,400,000           0    3,464,000           0
                                                ----------   ---------   ----------   ---------
    Net cash (used in) financing activities      2,356,085     271,067    2,272,223     242,385
                                                ----------   ---------   ----------   ---------

Investing Activities
  Proceeds from sale of fixed assets                   263      19,909          263      35,787
  Purchase of capital assets                      (172,889)    (21,148)    (216,684)   (100,676)
                                                ----------   ---------   ----------   ---------

  Net cash used in investing activities           (172,626)     (1,239)    (216,421)    (64,889)
                                                ----------   ---------   ----------   ---------

Decrease in cash during the period               2,588,638         461    2,287,527    (170,152)

Cash and equivalents, beginning of period           28,996     218,711      330,107     389,324
                                                ----------   ---------   ----------   ---------

Cash and equivalents, end of period             $2,617,634   $ 219,172   $2,617,634   $ 219,172
                                                ==========   =========   ==========   =========

Changes in non-cash working capital
  Accounts receivable                           $ (307,627)  $ 128,992   $  (92,436)  $ (15,100)
  Inventories                                      173,588     (59,438)     187,087    (127,003)
  Prepaid expense                                  257,182     (16,685)     110,974     (17,493)
  Accounts payable and accrued liabilities         135,152    (206,695)     (95,573)   (214,202)
  Income taxes payable                              45,293    (149,048)     (39,924)   (108,476)
                                                ----------   ---------   ----------   ---------
                                                $  303,588   $(302,874)  $   70,128   $(482,274)
                                                ==========   =========   ==========   =========

                                                     -5-

                        Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financing Statement

                                 July 31, 1996

1. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present, fairly, the financial position of the Company as of July 31, 1996 and the results of operations as well as cash flows for the three month and six month periods ended July 31, 1996 and 1995.

2. These financial statements include the accounts of the company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Registration Statement filed on Form SB-2 for the fiscal year ended January 31, 1996.

3. Certain comparative figures from the prior year have been reclassified to confirm with the current year's presentation.

4. Inventories by component are as follows:

                           July 31,  July 31,
                             1996      1995
                           --------  --------
      Raw materials        $375,937  $362,609
      Work-in-progress       64,101    56,688
      Finished goods         45,977    62,399
      Supplies               16,755    15,016
                           --------  --------
                           $502,770  $496,712
                           --------  --------

5.    Bank Indebtedness    July 31,  July 31,
                             1996      1995
                           --------  --------
      Revolving Bank loan  $      0  $293,363
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

   (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a flowing charge over all other assets of the Company.

   (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

6. Income (loss) per share is calculated by dividing the weighted average number of shares of common stock outstanding each period into the income (loss) for the period. Warrants outstanding were anti-dilutive. Treasury stock held by the Company is not included in the number of shares outstanding.

7. On May 2, 1996, the Company issued 680,000 shares of its common stock in an underwritten public offering. As a result, the Company has 1,612,421 shares of its common stock issued and outstanding at this time.


Item 2.  Management's Discussion and Analysis of Financial Condition and Result
- -------------------------------------------------------------------------------
of Operations
- -------------

THREE MONTHS ENDED JULY 31, 1996 VS THREE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------

     The Company's sales increased by 29% from 914,501 for the three months ended July 31, 1995, to $1,183,000 for the three months ended July 31, 1996. This favorable increase was the result of the addition of new customers plus increased sales volume from existing customers.

     Gross profit increased by 19% from 335,924 for the three months ended July 31, 1995, to $400,314 for the three months ended July 31, 1996. This net increase of 19% was due primarily to increased sales volume from existing customers and the addition of new customers. As a percentage of total sales gross profit declined from 36.7% in 1995 to 33.8% in 1996. This decline resulted principally from increased material costs.

     Depreciation expense increased by 15% from $21,635 for the three months ended July 31, 1995 to $24,953 for the three months ended July 31, 1996. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 96% from $29,423 for the three months ended July 31, 1995 to $57,833 for the three months ended July 31, 1996. This increase was primarily due to the increased level of research and development related to new projects.

     Selling and distribution expenses decreased by 8%, from $88,124 for the three months ended July 31, 1995 to $81,045 for the three months ended July 31, 1996. This decrease was primarily due to the deferral of travel until later in the year in 1996, and higher sale commissions during the comparable period in 1995.

     General and administrative expenses decreased by 40% from $135,757 for the three months ended July 31, 1995 to $82,038 for the three months ended July 31, 1996. Management believes that this decline resulted from the successful installation of customized business and accounting computer systems for purchasing/inventory control, work order administration, and for accounting applications, which facilitated the mechanization of certain management activities allowing organizational down-sizing.

     Provision for profit sharing increased from $7,405 for the three months ended July 31, 1995 to $21,676 for the three months ended July 31, 1996, as a result of the increased income.

     Interest expense declined because the Company reduced its debt and interest income increased, as a result of cash proceeds of the Company's public offering closed in May 1996, being placed in interest bearing investments.

     Before income taxes, the Company's income increased 213% from $44,862 for the three months ended July 31, 1995 to $140,447 for the three months ended July 31, 1996. This increase in income is primarily due to reduced operating expenses.

     As a result of the foregoing, net income increased 351% from $18,771 for the three months ended July 31, 1995 to $84,692 for the three months ended July 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital was $3,434,437 at July 31, 1996. The increase in working capital was the result of completion of the Company's public offering in May 1996. For the three months ended July 31, 1996, net cash used in operating activities totaled $405,179, including income from operations of $84,692 and depreciation of $24,593 and a net change in non-cash working capital of $303,588. Net cash used in financing activities was $2,356,085, which resulted from a decrease in obligation under capital lease of $89,907, repayment of long term debt of $13,767, a decrease in bank indebtedness of $128,940, decrease in share offering expenses of $811,301, and an increase in common stock of $3,400,000. Net cash used in investing activities was $172,626, as a result of the purchase of capital assets. Over the three months ended July 31, 1996, accounts receivable increased by $307,620 primarily due to increased sales in July 1996. Inventories decreased by $173,588. Prepaid expenses increased by $17,490 principally as a result of prepayment for the purchase of equipment. Accounts payable and accrued liabilities increased by $135,527 as a result of building up of inventory.

SIX MONTHS ENDED JULY 31, 1996 VS SIX MONTHS ENDED JULY 31, 1995
- ----------------------------------------------------------------

     The Company's sales increased by 2.4% from $1,923,525 for the six months ended July 31, 1995, to $1,970,363 for the six months ended July 31, 1996. This increase principally resulted from the addition of new customers.

     Gross profit declined by 6.1% from $725,085 for the six months ended July 31, 1995 to $680,589 for the six months ended July 31, 1996. This decrease was due primarily to increases in material costs.

     Depreciation expense increased by 10.6% from $42,015 for the six months ended July 31, 1995 to $46,470 for the six months ended July 31, 1996. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 14.25% from $94,293 for the six months ended July 31, 1995 to $107,736 for the six months ended July 31, 1996. This increase was due to the increased level of research and development related to new projects.

     Selling and distribution expenses decreased by 8%, from $150,927 for the six months ended July 31, 1995 to $138,735 for the six months ended July 31, 1996. This decrease was primarily due to the deferral of travel expenses and higher sale commissions in 1995.

     General and administrative expenses decreased by 33% from $266,312 for the six months ended July 31, 1995 to $179,160 for the six months ended July 31, 1996. Management believes that this decrease resulted from the successful installation of customized business and accounting computer systems for purchasing/inventory control, work order administration and for accounting applications, which facilitated the mechanization of certain management activities allowing organizational down-sizing.

     Provision for profit sharing increased 44% from $18,102 for the six months ended July 31, 1995 to $26,071 for the six months ended July 31, 1996, as a result of the increased income.

     Interest expense declined because the Company reduced its debt and interest income increased, as a result of the proceeds of the Company's public offering closed in May 1996 being placed in interest bearing investments.

     Before income taxes, the Company's income increased 30.7% from $143,709 for the six months ended July 31, 1995 to $187,957 for the six months ended July 31, 1996. This increase in income is primarily due to reduced operating expenses.

     The Company accrued income taxes of $58,732 for the six months ended July 31, 1995 and $71,298 for the six months ended July 31, 1996, as a result of the increase in taxable income.

     As a result of the foregoing, net income increased 37% from $84,977 for the six months ended July 31, 1995 to $116,659 for the six months ended July 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital was $3,434,437 at July 31, 1996. The increase in working capital was the result of completion of the Company's public offering in May 1996. For the six months ended July 31, 1996, net cash used in operating activities totaled $231,725, including income from operations of $116,659 and depreciation of $46,470 and a net change in non-cash working capital of $70,128. Net cash used in financing activities was $2,272,223, which resulted from a decrease in obligation under capital lease of $97,246, repayment of long term debt of $27,304, a decrease in bank indebtedness of $255,926, decrease in share offering expenses of $811,301, repayment of long-term debt of $27,304 and an increase in common stock of $3,464,000. Net cash used in investing activities was $216,421, as a result of the purchase of capital assets. Over the six months ended July 31, 1996, accounts receivable increased by $92,436 primarily due to increased sales in July 1996. Inventories decreased by $187,088.
Prepaid expenses increased by $48,843 principally as a result of prepayment for the purchase of equipment. Accounts payable and accrued liabilities decreased by $95,573 as a result of increased inventory.


                          PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

a)   Exhibits:  There are no exhibits for the six months ended July 31, 1996.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended July 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 12, 1996
       ------------------

                              GLAS-AIRE INDUSTRIES GROUP LTD.



                              /s/ Edward Ting
                              ---------------
                              Edward Ting
                              Chairman