Form 10QSB
period 1996-10-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1996-12-16
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      October 31, 1996
                                          ----------------------------------

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                to
                                         --------------    -----------------

          Commission file number      1-14244
                                  ---------------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                   84-1214736
---------------------------------                  ---------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or  rganization)                   Identification No.)


                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                 -----------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                            ------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No
                                    -----     -----

Number of shares outstanding of the issuer's Common Stock:

             Class                              Outstanding at October 31, 1996
  -----------------------------                 -------------------------------
  Common Stock, $0.01 par value                            1,573,421

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets -
              October 31, 1996 and January 31, 1996                         3

            Consolidated Condensed Statement of Operations
              for the three months ended October 31, 1996 and 1995,
              and for the nine months ended October 31, 1996 and 1995       4

            Consolidated  Condensed  Statement  of Cash Flow for the
              three months ended October 31, 1996 and 1995
              and for the six months ended October 31, 1996 and 1995        5

            Notes to Consolidated Condensed Financial Statements            6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                                 10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------
                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                      October 31,    January 31,
                                                        1996            1996
                                                     ------------   ------------
                                                     (Unaudited)     (Audited)
Assets
Current
     Cash and equivalents                            $ 2,341,603    $   330,107
     Accounts receivable                                 888,644        672,671
     Inventories                                         631,108        689,858
     Prepaid expenses                                    214,027        173,866
                                                     -----------    -----------
                                                       4,075,382      1,866,502
Fixed assets                                           1,091,004        758,166
                                                     -----------    -----------
Total Assets                                         $ 5,166,386    $ 2,624,668
                                                     ===========    ===========

Liabilities and Shareholders' Equity
Current
     Bank indebtedness                               $   140,732    $   255,926
     Accounts payable and accrued liabilities            622,856        511,006
     Incomes taxes payable                               107,770        138,457
     Current portion - long term debt                       --           27,304
     Current portion - capital lease                        --           33,616
                                                     -----------    -----------
                                                     $   871,358    $   966,309

Long-term debt
Obligation under capital lease                              --           63,630
Deferred income taxes                                    133,995        130,571
                                                     -----------    -----------
                                                     $ 1,005,353    $ 1,160,510
                                                     -----------    -----------
Shareholders' equity:
     Share capital                                        16,166          9,238
     Contributed surplus                               3,556,919        911,148
     Treasury stock                                     (143,146)       (17,010)
     Retained earnings                                   743,599        589,834
     Cumulative translation adjustment                   (12,505)       (29,052)
                                                     -----------    -----------
                                                       4,161,033      1,464,158
Total Liabilities and Shareholders' Equity           $ 5,166,386    $ 2,624,668
                                                     ===========    ===========


                                      Glas Aire Industries Group Ltd.
                                      Consolidated Condensed Statement of Operations
                                                        (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                     October 31,   October 31,    October 31,    October 31,
                                                        1996          1995           1996           1995
                                                    -----------    -----------    -----------    ----------

Sales                                               $ 1,215,439    $ 1,085,444    $ 3,185,802    $ 3,008,969
Cost of sales                                           919,431        649,797      2,209,204      1,853,104
                                                    -----------    -----------    -----------    -----------
Gross profit                                            296,008        435,647        976,598      1,155,865
                                                    -----------    -----------    -----------    -----------
Expenses
     Depreciation                                        29,493         26,950         75,963         64,098
     Research and development                            73,760         96,349        181,496        190,642
     Selling and distribution                            77,529         60,867        216,264        211,794
     General and administrative                          83,890         99,899        263,049        366,211
     Provision for profit sharing                        (1,970)        11,768         24,101         29,870
     Interest                                           (31,237)         1,934        (50,725)        11,353
                                                    -----------    -----------    -----------    -----------
                                                        231,465        297,767        710,148        873,968
                                                    -----------    -----------    -----------    -----------
Income from operations                                   64,543        137,880        266,450        281,897
Other income                                             (4,492)        (5,697)       (18,440)        (6,005)
                                                    -----------    -----------    -----------    -----------
Income (loss) before income taxes                        60,051        132,183        248,010        275,892
Income taxes - current                                   22,947         39,811         94,245        103,295
Income taxes - deferred                                       0          9,633              0          4,881
                                                    -----------    -----------    -----------    -----------
Net Income (loss) for the period                    $    37,104    $    82,739    $   153,765    $   167,716
                                                    ===========    ===========    ===========    ===========
Net income per share of common stock                $      0.02    $      0.09    $      0.10    $      0.18
Weight average common shares outstanding              1,573,421        919,621      1,573,421        919,621







                            See accompanyings notes to consolidated financial statements

                                                          -4-


                                              Glas Aire Industries Group Ltd.
                                      Consolidated Condensed Statement of Cash Flows
                                                        (Unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                               October 31,    October 31,    October 31,    October 31,
                                                                  1996           1995          1996           1995
                                                              -----------    -----------    -----------    ----------

Increase (decrease) in cash
Cash flows from:
Operating Activities
     Income from operations                                   $    37,104    $    82,739    $   153,765    $   167,716
     Depreciation                                                  29,493         22,083         75,962         64,098
     Deferred income taxes                                          3,548         11,327          3,424          9,589
     Gain on sale of capital assets                                 1,017            (31)         1,017         (4,954)
     Net change in non-cash working capital                      (186,347)        92,384       (116,221)      (389,890)
     Cumulative translation adjustment                             17,953          8,601         16,547         22,896
                                                              -----------    -----------    -----------    -----------
        Net cash (used in) operating activities                   (97,232)       217,103        134,494       (130,545)
                                                              -----------    -----------    -----------    -----------

Financing Activities
     Decrease in obligation under capital lease                      --           (6,235)       (97,246)       (17,577)
     Repayment of long-term debt                                     --          (13,184)       (27,304)       (52,820)
     Purchase of treasury stock                                  (126,136)       (17,010)      (126,136)       (17,010)
     Share offering expenses                                         --          (47,789)      (811,301)       (47,789)
     Increase (decrease) in bank indebtedness                     140,732         (9,072)      (115,194)       284,291
     Common stock                                                    --             --        3,464,000           --
                                                              -----------    -----------    -----------    -----------
        Net cash (used in) financing activities               $    14,596    $   (93,290)   $ 2,286,819    $   149,095
                                                              -----------    -----------    -----------    -----------

Investing Activities
     Proceeds from sale of fixed assets                            12,443            222         12,443         36,009
     Purchase of capital assets                                  (202,655)       (42,728)      (419,077)      (143,404)
     Deferred development costs                                    (3,183)          --           (3,183)          --
                                                              -----------    -----------    -----------    -----------
     Net cash used in investing activities                       (193,395)       (42,506)      (409,817)      (107,395)
                                                              -----------    -----------    -----------    -----------

Decrease in cash during the period                               (276,031)        81,307      2,011,496        (88,845)

Cash and equivalents, beginning of period                       2,617,634        219,172        330,107        389,324
                                                              -----------    -----------    -----------    -----------

Cash and equivalents, end of period                            $2,341,603    $   300,479    $ 2,341,603    $   300,479
                                                              ===========    ===========    ===========    ===========

Changes in non-cash working capital
     Accounts receivable                                      $  (123,535)   $   118,602    $  (216,973)   $   103,502
     Inventories                                                 (128,339)      (166,157)        58,750       (293,160)
     Prepaid expense                                             (151,135)          (577)       (40,161)       (18,070)
     Accounts payable and accrued liabilities                     207,425         98,975        112,850       (115,227)
     Income taxes payable                                           9,237         41,541        (30,687)       (66,935)
                                                              -----------    -----------    -----------    -----------
                                                              $  (186,347)   $    92,384    $  (116,221)   $  (389,890)
                                                              ===========    ===========    ===========    ===========

                                                    See accompanying notes.


                                                         -5-

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                October 31, 1996

1. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present, fairly, the financial position of the Company as of October 31, 1996 and the results of operations as well as cash flows for the three-month and nine-month periods ended October 31, 1996 and 1995.

2. These financial statements include the accounts of the company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions have been eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements for the fiscal year ended January 31, 1996 and footnotes thereto included in the Company's Registration Statement filed on Form SB-2.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories  by component  are as follows:

                                              October 31,          October 31,
                                                 1996                 1995
                                              ----------           ----------
       Raw  materials                         $  473,224           $  455,354
       Work-in-progress                           81,078               80,240
       Finished goods                             56,782              100,016
       Supplies                                   20,024               27,259
                                              ----------           ----------
                                              $  631,108           $  662,869


5.   Bank Indebtedness

                                             October 31,           October 31,
                                                1996                   1995
                                             -----------           -----------
           Revolving Bank loan                $ 140,732             $ 284,291


     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (8% January 31, 1996, 5% October 31, 1996) plus 1/2%. This line of credit is renewable annually.


     The following have been provided as collateral for these loans:


     (a)  general assignments of accounts receivable and inventories.


     (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company.

     (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

6. Income (loss) per share is calculated by dividing the weighted average number of shares of Common Stock outstanding each period into the income
     (loss) for the period. Warrants outstanding were anti-dilutive. Treasury stock held by the Company is not included in the number of shares outstanding

7. On May 2, 1996, the Company issued 680,000 shares of its common stock in an underwritten public offering. Following the public offering, the stock price declined and the Company repurchased 39,000 shares of the Common Stock sold in the public offering because management believed that the Common Stock was undervalued. As a result, the Company had a total of 1,573,421 shares of its Common Stock issued and outstanding at October 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Three Months Ended October 31, 1996 vs Three Months Ended October 31, 1995
--------------------------------------------------------------------------

     The Company's sales increased by 12% to $1,215,439 for the three months ended October 31, 1996, compared to $1,085,444 for the three months ended October 31, 1995. This was the result of the addition of new customers plus volume increases in sales orders from existing customers.

     Gross profit decreased by 32% from $435,647 for the three months ended October 31, 1995, to $296,008 for the three months ended October 31, 1996. This net decrease of 32% was due primarily to (1) increases in material costs; and
(2) increased labor costs related to upgrading the Company's facilities and equipment for the production of both new and existing products for its customers in Japan.

     Depreciation expense increased by 10% from $26,950 for the three months ended October 31, 1995, to $29,493 for the three months ended October 31, 1996. This increase has been the result of adding new equipment into service.

     Expenses for research and development decreased by 23% from $96,349 for the three months ended October 31, 1995, to $73,760 for the three months ended October 31, 1996. This decrease was primarily because the Company conducted more research and development in-house rather than through outside contractors which resulted in some cost savings.

     Selling and distribution expenses increased by 27%, from $60,867 for the three months ended October 31, 1995, to $77,529 for the three months ended October 31, 1996. This increase was primarily due to increased travel expenses relating to the Company's marketing efforts. Commission expenses also increased due to the addition of new customers and volume increases in sales orders from existing customers.

     General and administrative expenses decreased by 16% from $99,899 for the three months ended October 31, 1995, to $83,890 for the three months ended October 31, 1996. This decrease was the result of the successful installation of customized business and accounting computer systems for purchasing inventory control, work order administration, and for accounting applications, which facilitated the mechanization of certain management activities allowing organizational downsizing. Management also believes that the decrease was also due to effective training of employees in the use of those systems.

     Provision for profit sharing decreased from $11,768 for the three months ended October 31, 1995, to $(1,970) for the three months ended October 31, 1996, primarily as a result of the higher cost of sales and the corresponding decline in income.

     Interest income increased from $7,972 for the three months ended October 31, 1995, to $32,245 for the three months ended October 31, 1996, as a result of the investment of proceeds received in the Company's public offering. Interest expense declined because the Company reduced its debt.

     Before income taxes, the Company's income decreased 54% from $132,183 for the three months ended October 31, 1995, to $60,051 for the three months ended October 31, 1996. This decrease in income is primarily due to the higher cost of sales.

     The Company accrued income taxes of $49,444 for the three months ended October 31, 1995, compared to $22,947 for the three months ended October 31, 1996, as a result of the decrease in taxable income.

     As a result of the foregoing, net income decreased 55.1% from $82,739 for the three months ended October 31, 1995, to $37,104 for the three months ended October 31, 1996.

Financial Condition and Liquidity

     Working capital was $3,204,024 at October 31, 1996. The increase in working capital was the result of completion of the Company's public offering in May 1996. For the three months ended October 31, 1996, net cash used in operating activities totaled $(97,232) including income from operations of $37,104, depreciation of $29,493, a cumulative transaction adjustment of $17,953, and a net change in non-cash working capital of $(186,347) Net cash from financing activities was $14,596, which resulted from repurchasing 39,000 of the Company's common shares for $(126,136), and an increase in bank indebtedness of $140,732. Net cash used in investing activities was $(193,395) primarily as a result of the purchase of capital assets. Accounts receivable increased by $242,137 primarily due to increased sales in October 1996. Inventories decreased by $37,818 as a result of a build-up in inventories of acrylic and boxes during the last quarter to facilitate planned shipments of future products sold. Prepaid expenses increased by $150,558 due to deposit placed on equipment. Accounts payable and accrued liabilities increased by $108,450 as a result of building up for higher sales volume in October 1996. Income taxes payable decreased by $32,304 as a result.

Nine Months Ended October 31, 1996 vs Nine Months Ended October 31, 1995
------------------------------------------------------------------------

     The Company's sales increased by 6% to $3,185,802 for the nine months ended October 31, 1996, compared to $3,008,969 for the nine months ended October 31, 1995. This has been the result of the addition of new customers plus volume increases in sales orders from existing customers.

     Gross profit decreased by 16% from $1,155,865 for the nine months ended October 31, 1995, to $976,598 for the nine months ended October 31, 1996. This net decrease of 16% was due primarily to (1) increases in material costs and (2) increased labor costs related to upgrading the Company's facilities and equipment for the production of both new and existing products for its customers in Japan.

     Depreciation expense increased by 19% from $64,098 for the nine months ended October 31, 1995, to $75,963 for the nine months ended October 31, 1996. This increase was the result of adding new equipment into service.

     Expenses for research and development decreased by 5% from $190,642 for the nine months ended October 31, 1995, to $181,496 for the nine months ended October 31, 1996. This decrease was primarily because the Company conducted more research and development in-house rather than through outside contractors which resulted in some cost savings.

     Selling and distribution expenses increased by 2%, from $211,794 for the nine months ended October 31, 1995, to $216,264 for the nine months ended October 31, 1996. This increase was primarily due to increased travel expenses relating to the Company's marketing efforts. Commission expenses also increased due to the addition of new customers, and volume increases in sales orders from existing customers.

     General and administrative expenses decreased by 28% from $366,211 for the nine months ended October 31, 1995, to $263,049 for the nine months ended
October 31, 1996, as a result of the successful installation of customized business and accounting computer systems for purchasing inventory control, work order administration, and for accounting applications, which facilitated the mechanization of certain management activities allowing organizational downsizing. Management also believes that the decrease was also due to effective training of employees in the use of those systems.

     Provision for profit sharing decreased by 19% from $29,870 for the nine months ended October 31, 1995, to $24,101 for the nine months ended October 31, 1996, as a result of the higher cost of sales and the corresponding decline in income.

     Interest income increased from $12,064 for the nine months ended October 31, 1995, to $67,352 for the nine months ended October 31, 1996, as a result of the investment of proceeds received from the Company's public offering. Interest expense declined from $23,417 for the nine months ended October 31, 1995, to $16,627 for the nine months ended October 31, 1996.

     Other expenses increased from $6,005 for the nine months ended October 31, 1995, to $18,440 for the nine months ended October 31, 1996, as a result of increased legal expenses relating to the Company's obligations as a public company and consulting fees related to public relations.

     Before income taxes, the Company's income decreased by 10% from $275,892 for the nine months ended October 31, 1995, to $248,010 for the nine months ended October 31, 1996. This decrease in income is primarily due to the higher cost of sales.

     The Company accrued income taxes of $108,176 for the nine months ended October 31, 1995, compared to $94,245 for the nine months ended October 31, 1996, as a result of the decrease in taxable income.

     As a result of the foregoing, net income decreased by 8% from $167,716 for the nine months ended October 31, 1995, to $153,765 for the nine months ended October 31, 1996.

Financial Condition and Liquidity

     Working capital was $3,204,960 at October 31, 1996. The increase in working capital was the result of completion of the Company's public offering in May 1996. For the nine months ended October 31, 1996, net cash used in operating activities totaled $134,494, including income from operations of $153,765, depreciation of $75,962, a cumulative translation adjustment of $16,547 and a net change in non-cash working capital of $(116,221). Net cash used in financing activities was $2,286,819, which resulted from a decrease in obligation under capital lease of $(97,246), repayment of long term debt of $(27,304), repurchase of 39,000 of the Company's common shares for $(126,136), a decrease in bank indebtedness of $(115,194), a decrease in share offering expenses of $(811,301), and an increase in common stock of $3,464,000. Net cash used in investing activities was $(409,817) primarily as a result of the purchase of capital assets. Accounts receivable increased by $320,475 primarily due to the increase of sales in October 1996. Inventories increased by $351,910 as a result of a build-up in inventories of acrylic and boxes to effectively facilitate planned shipments of future products sold. Prepaid expenses increased by $22,091 due to the deposit placed on equipment. Accounts payable and accrued liabilities increased by $228,077 as a result of building up for higher sales volume in October 1996. Income taxes payable decreased by $36,248.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

a)   Exhibits: There are no exhibits for the quarter ended October 31, 1996.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the nine months ended October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 13, 1996                  GLAS-AIRE INDUSTRIES GROUP LTD.



                                          /s/ Alex Ding
                                          ------------------------------------
                                          Alex Ding, President