Form 10KSB
period 1997-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1997-04-30
CIK 911441

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended:  January 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                         Commission file number 1-14244


                        GLAS-AIRE INDUSTRIES GROUP LTD.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                      84-1072256
 ---------------------------------                     ------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)

                             3137 Grandview Highway
                         Vancouver, B.C. V5M 2E9 Canada
                 ---------------------------------------------
                (Mailing Address of principal executive offices)

Registrant's telephone number, including area code   (604) 435-8801

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class              Name of each exchange on which registered
 Common Stock, $0.01 par value                    Pacific Stock Exchange
 ------------------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:      None
                                                            --------------------
                                                             (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes  X    No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-K. Yes      No  X
                    ---     ---

The issuer's revenue for its most recent fiscal year was: $4,316,372

The aggregate market value of the issuer's voting stock held as of January 31, 1997, by nonaffiliates of the issuer was $1,787,289.

As of January 31, 1997, issuer had 1,612,421 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes        No
                                                     ---        ---

                                TABLE OF CONTENTS

PART I                                                                PAGE

      Item 1.     Business .....................................
      Item 2.     Properties ...................................
      Item 3.     Legal Proceedings ............................
      Item 4.     Submission of Matters to a Vote
                  of Security Holders ..........................


PART II

      Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters ..............
      Item 6.     Selected Financial Data ......................
      Item 7.     Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations ........................
      Item 8.     Financial Statements and Supplementary Data
                  --Independent Auditor's Report ...............
      Item 9.     Changes in and Disagreements With Accountants
                  onAccounting and Financial Disclosure ........


PART III

      Item 10.    Directors and Executive Officers
                  of the Registrant .............................
      Item 11.    Executive Compensation ........................
      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management .........................
      Item 13.    Certain Relationships and
                  Related Transactions ...........................


PART IV

      Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K ........................

SIGNATURES

                                     PART I

Item 1 - Business
-----------------

General

     The Company designs, develops, manufactures and sells sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. It uses plastics and thermoforming technology to produce these products. The Company is currently in the research and development stage for manufacturing door visors.

     During the fiscal year ended January 31, 1997, approximately 96% of the Company's sales were to automobile manufacturers. The Company's clients/joint product development partners include BMW Canada Inc., Chrysler Corporation, General Motors Corporation, General Motors of Canada Ltd., Honda Access America Inc., Honda Access Corp. (Japan), IMI Inc., Jaguar Cars Inc., Mazda (North America) Inc., Mac Neil Automotive Products Limited, Nissan Canada Inc., Nissan Motor Co. Ltd. (Japan), Nissan Motor Corporation in the U.S., Subaru of America Inc., Subaru Canada Inc., Toyota Canada Inc., Toyota Motor Corp. (Japan) and Uniparts Group Ltd. (UK). The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

     In 1989, the Company received the "British Columbia Export Award" and in 1992 and 1993, it was one of six companies out of approximately 500 to receive the "Nissan Superior Performance Award" granted to outstanding parts and accessories suppliers. In 1995, the Company was awarded the " Nissan First Team Supplier Award" for 1994 in recognition of its performance as a supplier to Nissan. In 1997, the Company received the Business Management Excellence award in export category from the ETHNO Business Council of British Columbia in conjunction with the Business Development Bank of Canada.

     The Company sells its products in the United States, Japan, Canada and the United Kingdom. Net export sales to customers by geographic area consisted of the following for each of the three years ended January 31, 1995, 1996 and 1997.

                                                Year ended January 31,
                           ---------------------------------------------------------------
                                 1995                    1996                      1997
                           ----------------         -------------              ------------
                                     (Stated in thousands of United States dollars)
United States              $3,342     82.4%         $3,420    82%              $3,121   72%
Canada                        487     12.0%            503    12%                 620   14%
Japan                         146      3.6%            198     5%                 491   12%
Other                          82      2.0%             71     1%                  84    2%

Industry Overview

     The Company operates in a diverse, expanding automotive components market. The Specialty Equipment Market Association's ("SEMA") 1993 market study indicated that this market segment (which includes all after-market accessories, dealer installed accessories, car care products, utility accessories and those products that, while not fitting the absolute definition of a specialty product, were purchased by consumers for the purpose of improving their vehicle and not for routine maintenance) grew from $2.35 billion in 1985 to $4.58 billion in 1992. The 1995-96 SEMA Market Study estimates this market segment at $5.47 billion in 1994. According to the 1995-96 SEMA Market Study, accessory/appearance products accounted for the largest share of 1994 sales in the specialty equipment market 48.9% or approximately $2.68 billion at manufacturer price. Management considers the Company's products to fall within the accessory/appearance products category.

     The 1995-96 SEMA Market Study indicates that the 1994 light truck market for specialty equipment products totaled $1.53 billion at manufacturer price, or 28.0% of the total $5.47 billion 1994 specialty equipment product purchases. The light truck market includes all discretionary products purchased for the modification of light trucks. SEMA found that the largest portion (51.3%) of the 1994 light truck market was comprised of accessory/appearance products. The Company's light truck accessory products include its sunroof wind deflectors, hood protectors and rear air deflectors. Management intends to utilize its relationships with Chrysler, General Motors, Mac Neil Automotive Products Limited, Nissan, Subaru and Toyota to promote these light truck related products. According to Trucking Times, vol. 8, issue 1, total light vehicle sales for the 1996 calendar year ended at 15.1 million, up 2.7% from 1995. For the year overall, 43.5% of all vehicles sold in US were trucks. Total truck sales were nearly 8% higher than the total for 1995.

     According to the Automotive News, February 3, 1997, Japan's vehicle production edged up 1.5% in 1996 to 10,345,786 units, this particular industry's first increase since 1990.

     According to Lang Marketing Resources, Inc. ("Lang"), in 1994, 6% of domestic vehicles had a factory installed sunroof, with more than one-third of import cars so equipped. Furthermore, Lang states that the sunroof market is much larger than these numbers indicate, since many units are installed after cars are received by the dealerships, and that sunroof installation is not limited to passenger cars, with a growing number of applications being designed for light trucks, vans and limos.

     According to SEMA, in 1992, 5% of vehicle owners purchased their appearance/ accessory products from car dealerships - the network through which the Company's products are sold to the ultimate consumer - while the remainder purchased these products directly from the manufacturer or from various sources in the after-market distribution network. Management of the Company is exploring the possibility of expanding the Company's methods of distribution to include non-dealership retail outlets. See "--Business Strategy--New Distribution Channel."

Business Strategy

     Management's strategies for future expansion are as follows:

     Increasing production capacity/efficiency. During the past year, one CNC (computer numeric control) router has been purchased and successfully commissioned. Another identical machine is now on order and expected to be in production in May 1997. These 2 new CNC routers will alleviate the present capacity restriction for the machining operations and facilitate research and development (R&D) activities related to prototyping as well as development of tools for thermoforming. The efficiency of thermoforming will be increased by converting the oven of the existing MAAC machine from electricity to gas radiant type. Another MAAC (a semi-automatic, rotary thermoforming machine considered a key capital resource for the Company's production) machine will be considered if and when justified by the increased business. Work-in-Progress ("WIP") movement will be handled by a customized conveyor system improving the overall efficiency of material handling on the factory floor. A CNC mill is planned to address the fabrication of large aluminum moulds required to facilitate the surface requirements of the Company's products for the Japanese market. At present, such moulds are being out-sourced at premium costs. The purchase of a 1,000 plus tons molding machine is planned to enable the door visor manufacturing for Isuzu initially, then for other Japanese clients/prospects. Also the Company may purchase another machine (-200 tons) to manufacture parts of its existing products which are being out-sourced. The Company may continue out-sourcing semi-finished door visors from an injection molding supplier in order to reduce the risks related to new technology and business. In addition, the machine may allow the Company to cultivate door visor demand in the U.S. under its distribution agreement with Mac Neil Automotive Products Limited.

     Increasing sales to automobile manufacturers. Approximately 96% of the Company's sales are to automobile manufacturers. Management of the Company believes that increased sales to automobile manufacturers can be accomplished in two ways: (i) through increased sales of existing and new products to existing customers; and (ii) through the addition of new customers.

     The Company markets itself and its products to automobile manufacturers primarily through personal contact by management and by sales representatives, the distribution of written and computerized information about the Company and its products, incentive programs and attendance at trade shows. These efforts are aimed at increasing sales of existing products as well as obtaining contracts for the development and sale of new products to existing and new customers. Management is attempting to increase the Company's customer base by personally contacting new prospects, employing more effective marketing tools, utilizing sales representatives and utilizing its existing relationships with domestic and import automobile manufacturers. The Company has been working with a representative based in Japan to increase both its customer base and sales to existing customers in Japan. The efforts of this group are augmented by a full-time Japanese employee based at the Company's engineering department, who performs the technical liaison function with the Japanese automobile manufacturers. Marketing efforts in North America are supported by B/T Western Corporation of California and Patteri Sales Inc. of Michigan, both well established and highly respected companies in the automotive business.

     Frequently, an increase in sales to automobile manufacturers is accomplished through the development and introduction of new products. Last year, the Company was awarded a contract by Toyota (Japan) and the first associated shipment was made in late 1996. Since then, the Company initiated five more joint design/development projects with Toyota (Japan). The door visor contract with Isuzu (Japan) has been signed. In addition, Toyota (Japan) is also evaluating door visor test samples, and management is hopeful that a contract for door visors will result. The Company perceives the door visor project as an effective vehicle to facilitate its entry into the Japanese door visor market. The door visors will be manufactured using plastic injection molding technology, which will represent a new manufacturing technique for the Company. Management is discussing the feasibility of developing door visors for vehicles manufactured by Honda, Nissan, and Toyota. The Company has allocated $30,000 to research and development and an additional $162,000 to purchasing tooling and equipment for producing prototypes of new door visor designs.

     New distribution channel. Traditionally, a majority of the Company's products were channeled to parts distribution centers of major car manufacturers who, in turn, private labeled the parts via their dealer networks as accessories/options for automobile buyers. The Company is attempting to create a new distribution channel into the aftermarket through a distribution arrangement with Mac Neil Automotive Products Limited ("Mac Neil"). Although Mac Neil is well established in the automobile accessory aftermarket, there can be no assurance that the Company will succeed in developing this new distribution channel. The Company will continue to explore similar distribution opportunities in Japan and elsewhere; however, there can be no assurance that the Company will be successful in developing any new distribution channels.

     Acrylic manufacturing. Acrylic is the single most expensive raw material used in manufacturing the Company's products. The cost of purchasing this material represents approximately 30% of the selling price of the Company's products. In view of this fact, management of the Company has been investigating manufacturing acrylic for the Company's own use. To this end, the Company has been trying to locate a reputable technology partner and investigated the availability of re-conditioned production equipment for acrylic. So far, neither a technology partner nor suitable equipment have been identified. However, the Company will continue to investigate this opportunity because management believes that the large potential cost savings related to this strategy could be of significant benefit to the Company. Investors are cautioned that: (i) the Company has no experience or expertise in producing acrylic; (ii) the possibility of manufacturing acrylic is in the investigative stage; and (iii) management may or may not proceed with the purchase of acrylic manufacturing equipment following the completion of its investigation.

     Possible Merger/Acquisition. Throughout the past year, the Management of the Company actively investigated several merger/acquisition opportunities; however, none of those investigations resulted in a merger/acquisition opportunity for the Company. Management of the Company will continue their efforts to identify suitable merger/acquisition opportunities. If a merger or acquisition were to occur, it could involve the issuance of additional shares of Common Stock of the Company which could dilute the ownership of the Company's shareholders.

Products

     The Company manufactures sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. The Company manufactures its products primarily from acrylic based raw materials.

     Sunroof wind deflectors. Sunroof wind deflectors reduce the noise and ear discomfort resulting from air turbulence from open sunroofs. The Company manufactures sunroof wind deflectors for passenger cars, sport-utility vehicles and mini-vans equipped with electric sliding sunroofs. The Company markets its sunroof wind deflectors in the United States, Canada, Japan and the United Kingdom.

     Hood protectors. Hood protectors are designed both to enhance the appearance of a vehicle and to protect the windshield and hood from insects, stones and other road debris. The Company manufactures hood protectors for sport-utility vehicles, light-duty pickup trucks and mini-vans. The Company markets its hood protectors in the United States, Canada and Japan.

     Rear air deflectors. Rear air deflectors are mounted on the roof of a sport-utility vehicle or mini-van over the rear hatchback door. This product is designed to reduce dust and grime buildup on the rear window and improve visibility. The Company manufactures rear wind deflectors for sport-utility vehicles and mini-vans. The Company markets its rear air deflectors in the United States and Canada.

     The following table sets forth the percentage of net sales of each of the Company's product lines for the years ended January 31, 1995, 1996 and 1997.

                                               Fiscal year ended
                                                    January 31,
                                         --------------------------------
     Product Line                        1995          1996          1997
     ------------                        ----          ----          ----

Sunroof wind deflectors                   60%           66%           54%
Hood protectors                           24%           21%           31%
Rear air deflectors                       16%           13%           15%

     New Products. Past marketing efforts in Japan resulted in the identification by management of a potential new product for the Company: door visors. These are accessories which allow the use of open windows for air circulation by keeping out rain and other elements. Management of the Company believes that there is a significant market not only in Japan but also in the U.S.. Last year, the Company signed an agreement with Isuzu of Japan to develop and supply a door visor for Isuzu's heavy trucks, and management is optimistic that door visors will become a significant product for the Company. Management also has initiated dialogues with Dahiatsu, Honda, Nissan, Toyota and Suzuki regarding the feasibility of developing door visors for their vehicles.

     Product Obsolescence/Design Changes. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform with design changes by the automobile manufacturers. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

Major Customers

     The Company sells principally to automobile manufacturers in the United States, Japan, Canada and the United Kingdom. In the fiscal year ended January 31, 1997, sales in the United States accounted for approximately 72% of the Company's sales (including sales to United States subsidiaries of foreign automobile manufacturers). Canada accounted for 15% and Japan accounted for 11.0% of the Company's sales during the fiscal year ended January 31, 1997.

     As reflected below, the Company has four customers which account for 10% or more of the Company's sales:

                                                                      Percent of Company's Sales
                                                                           Fiscal year ended
                                                                              January 31,
                                                                     ------------------------------
         Customer                       Products                     1995        1996          1997
         --------                       --------                     ----        ----          ----

Nissan Motor Corporation          Sunroof wind deflectors,           32%          35%           31%
   in the U.S.                    hood protectors and rear
                                  air deflectors

Honda Access Corp (Japan)         Sunroof wind deflectors             7%           8%           11%

General Motors Canada             Hood protectors and rear            6%           6%           10%
                                  air deflectors

Honda Access America Inc.(1)      Sunroof wind deflectors            25%          25%           19%

------------
(1)  Prior to December 1994, the customer was American Honda Motor Co., Ltd.

     During the fiscal year ended January 31, 1997, ten additional customers accounted for approximately 29% of the Company's sales.

     The Company believes that it has a stable relationship with its customers, as evidenced by the fact that its four largest customers have dealt with the Company for more than three years. If, however, the Company were to lose Nissan Motor Corporation in the U.S., Honda Access America, General Motors Canada, or Honda Access Corp in Japan or if these customers were to significantly reduce their purchases from the Company, the Company's revenues, earnings and financial position would be materially adversely affected.

     The Company manufactures accessories for Nissan Motor Corporation in the U.S., Honda Access America Inc. and General Motors of Canada on a purchase order/invoice basis. For General Motors in the U.S., the Company has a virtual just-in-time drop shipment program utilizing its warehouse facilities in Bellingham, WA. The Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, or in the case of replacement parts and accessories, for the balance of the life of the new vehicle warranty or a minimum of 12 months or 12,000 miles after the date of installation on the vehicle, whichever is greater. The Company is obligated to reimburse its OEM customers for all legitimate quality related warranty claims paid by them.

Manufacturing

     The Company currently manufactures and assembles its products at its plant in Vancouver, B.C., Canada. The Company's current line of products is produced primarily from acrylic based raw materials, using conventional thermoforming techniques. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. Recently, the Company developed an enhanced vacuum thermoforming process to address the Japanese demand. Most of the product developments which the Company will undertake will use existing technology.

     The Company's manufacturing operation consists of four major functions: (i) cutting; (ii) molding; (iii) machining; and (iv) finishing. Cutting entails cutting the acrylic, which is purchased in large sheets, to an appropriate size for the product being manufactured. Molding is one of the most critical operations demanding accurate control of many parameters - tooling, feed rate, timing, heating and cooling. The Company currently utilizes one three-station rotary thermoformer which performs three functions simultaneously - loading/unloading, heating and forming. The three stations rotate so that after the machine operator loads the acrylic it passes automatically through the heating station followed by the forming station and finally to the unloading station without further human intervention. Next, the molded pieces of acrylic are machined to form the blades of the wind deflector. This function is performed primarily with computer numeric control ("CNC") routers. Finishing consists of (i) flame polishing whereby the edges of the blades are polished by use of a flame; (ii) stamping identifying marks on the product; (iii) application of gasket/extrusion; (iv) labeling; (v) cleaning; and (vi) boxing. Recently, the Company upgraded its plant/facilities by installing/implementing dust containment equipment and complimentary operations to address the Japanese demand and improve its competitive position elsewhere.

     Management intends to manufacture the Company's door visors using plastic injection molding techniques. Although the Company has limited experience or expertise in plastic injection molding, management is optimistic that the Company will be able to successfully perform plastic injection molding activities. The plastic injection molding process consists of three phases: (i) mold design and production; (ii) plastic injection; and (iii) finishing. Great care must be taken in the mold design process and in the selection of materials to produce the mold in order to create a high quality appearance of the completed product by reducing or eliminating potential flaws such as the sinkage of materials and irregularities in the knit line of joints. The mold-making process takes from two to eight months, depending on the size and complexity of the mold. Mold-making requires specialized machines and is capital intensive. It is customary in the industry for the customer to bear the cost of producing the molds and to own them. The completed mold is then mounted onto injection molding machines, which are classified according to clamping force (the pressure per square inch required to hold a mold in place during the injection molding process). After injection molding, products are finished. Finishing consists of smoothing and polishing, stamping identifying marks, application of gasket/extrusion, labeling, cleaning and boxing the product.

     Raw Materials and Suppliers. Acrylic is the single most expensive raw material used in manufacturing the Company's products. The Company currently purchases its acrylic from Acrylco Manufacturing Ltd. (a Canadian distributor for Mitsubishi Canada Limited) and Aristech Chemical International Limited in Florence, Kentucky. The Company does not have a long-term contract with either of these suppliers. If the Company were to lose either of these suppliers of acrylic, management is confident that an alternate supplier could be found, although the number of acrylic suppliers is limited. The absence of an alternate supplier of acrylic would have a serious adverse effect on the Company. Management of the Company intends to continue investigating manufacturing of acrylic for the Company's own use, and to purchase reconditioned acrylic manufacturing equipment if management determines that it is in the best interests of the Company to do so. See "Use of Proceeds" and "--Business Strategy--Acrylic Manufacturing."

     The principal components purchased by the Company are extrusions (long plastic strips used in mounting the protectors to vehicles), gaskets for sealing deflectors on to vehicles' roofs, and corrugated boxes. Supplies of these components are readily available from various suppliers.

     Quality Assurance. Management maintains strict quality assurance procedures for every product manufactured by the Company throughout the manufacturing process. The Company's acrylic suppliers provide a certificate with each batch of acrylic showing that it has been sampled for heat and other tests relative to its production. Other incoming components are manufactured according to specifications provided by the Company and are checked upon receipt against these specifications by the Company's incoming inspection personnel. During the production stage, the Company's quality assurance personnel monitor each operation in the manufacturing process. All work in process is also checked during the fabrication and assembly processes using operator statistical process control procedures. The Company's culture emphasizes that quality is the responsibility of every employee; thus, every line worker is also encouraged to be a quality assurance inspector. After packing and before shipment, the quality assurance personnel randomly check goods according to product specifications. Historically, the Company's level of defective products has been low, representing approximately 1% of annual net sales. Generally, the Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, and is obligated to reimburse the automobile manufacturer for all legitimate quality related warranty claims paid by it. To date, the Company's warranty expenses have been insignificant.

     Management of the Company intends to register for QS-9000 quality standards. These standards were developed by Chrysler/Ford/General Motors Supplier Quality Requirements Task Force. Recently, the North American automobile manufacturers shifted their supplier quality requirements to QS-9000. In the Fall of 1996, the Company was informed about this shift by General Motors (Canada and the U.S.) and responded by changing its focus from ISO 9000 to QS-9000. Since then, the Company prepared, published its QS-9000 Quality Policy Manual and submitted to General Motors (Canada), as the first step towards certification. It must be noted that substantial effort is required to formulate, publish and implement all of the practices mandated by QS-9000. Management is optimistic that the Company will receive its certification before the end of calendar 1998. However, investors are cautioned that there can be no assurance that the Company will, in fact, be granted QS certification or that, once granted, it will retain such certification.

Marketing and Distribution

     Marketing. The Company markets itself primarily through personal contact, the distribution of written and computerized information about the Company and its products, incentive programs and attendance at trade shows. These functions are primarily performed by management of the Company; however, the Company has contracts with three sales representatives - two in the United States and one in Japan - who have established relationships with large automobile manufacturers. The sales representatives handle the day-to-day customer contacts. As the Company's sales increase, the Company may hire additional personnel or may contract with additional sales representatives if additional marketing personnel are needed.

     Management believes that the Company should attempt to strengthen its customer base by increasing both the number of customers and the number of products sold to each customer, by expanding into additional geographic markets and through establishing new channels of distribution. (See " Business--Business Strategy.") In that regard, management intends to utilize the following promotional strategies:

     - The Company's existing corporate brochure will be reviewed/updated to include new products and processes, when necessary. A new brochure was published in April 1997.

     - A corporate and product profile is available on digital medium (i.e., computer disks and CD ROM). This will enable the Company to present itself and its products more effectively using both digitized information available on disks and CD ROMS, and on digital networks for rapid information transfer over telephone lines anywhere on the globe, as well as demonstrating the Company's innovative spirit. Management also intends to provide access to information on the Company and its products through the INTERNET. The Company's web page may be accessed at www.glasaire.com.

     - Representatives of the Company will continue traveling to Japan, China, Europe etc. to present the Company and its products to potential customers as well as new distributors or other contacts for entering the non-dealership after-market segment.

     - The Company will continue increasing its participation in major trade shows associated with its products.

     Distribution. The Company's products are supplied to parts distribution centers of major car manufacturers who, in turn, private label the parts via their dealer networks as accessories/options for automobile buyers. Recently, the Company started distribution into the U.S. aftermarket through a distribution arrangement with Mac Neil.

     The Company generally sells and ships its products "F.O.B. factory" and most of its customers are responsible for the transportation of finished products from the Company's factory or warehouse facility to their final destination and bear the risk of loss during transportation.

     With respect to most customers located in North America, the Company has Electronic Data Interchange ("EDI") capability which facilitates receipt of orders from customers and transmission of invoices to customers electronically. After receipt of purchase orders from customers, wherever located, the Company generally bulk-ships the ordered parts to the customers' parts distribution centers within a mutually acceptable lead time, usually 30 days.

Research and Development and Product Design

     Management believes that its product development capabilities are important to the future success of the Company's business. The Company has four permanent employees engaged in research and development at its Vancouver facility. In addition, the Company contracts out the Company's research and development function to a research and development company which employs four permanent research and development professionals who work on the Company's projects. During the fiscal years ended January 31, 1995, 1996 and 1997, the Company spent approximately $83,775, $264,856 and $395,099, respectively, towards research and development. The increase in research and development costs from 1995 to 1997 resulted from increased research and development activities asociated with development of new products and improvements to existing products. Management expects that this trend of increased spending on research and development activities will continue. In addition, management has allocated funds for the purchase of computer aided design software and related hardware which will facilitate the electronic transfer of technical data and drawings between the Company and engineering departments of the Company's OEM customers. This software is expected to increase the efficiency of the Company's research and development function and to simplify the engineering process. As the Company's customers are principally automobile manufacturers, the major responsibility of the product design personnel is to produce designs to the satisfaction of and in accordance with the specifications developed with or provided by the automobile manufacturers. The Company's cycle time for product development is relatively short, ranging from three to six months.

     When the design of a vehicle model changes configuration, the Company must retool its products to insure proper fit of its products. Although frequent model or configuration changes would increase the Company's costs, tooling costs generally are not substantial and frequently may be passed on to the customer, often over a two year period. However, investors are cautioned that continued utilization of the Company's products by the OEMs as well as the aftermarket is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform with design changes by the automobile manufacturers and that design changes and product obsolescence could have a material adverse effect on the Company's profitability.

Competition

     The Company has several competitors which have substantially greater technical, financial and marketing resources than the Company. The Company's major competitor in the sunroof wind deflector market remain to be Mascotech of the U.S. In the hood protector market, its major competitor is still Deflecta-Shield and in the rear air deflector market it is Jac Products.

     Management believes that the principal competitive factors in the automobile accessories industry, in order of importance, are quality, customer service and price. Management of the Company believes that the Company can effectively compete with its competitors because of the high quality of the
Company's   products  and  its  commitment  to  customer   service  and  product
innovation.

Seasonality

     The Company's products are not subject to significant seasonal variation. The Company's backlog as of any given date is not a meaningful measure of the Company's future business because the Company's customers generally require rapid shipment of orders.

Employees

     As of January 31, 1997, the Company employed 37 production workers, four research and development personnel, two clerical/administrative staff and six management staff members. In addition, the Company has a contract with a research and development company which four engineers and technologists for the Company's projects.

     The Company attempts to maintain amiable and communicative relations with its employees. The Company is not a party to any labor contracts or collective bargaining agreements. The Company has experienced no labor stoppages in recent years and management believes that relations with its employees are satisfactory. The Company believes there is an adequate supply of suitable labor available.


Item 2 - Properties

     The Company currently sub-leases 15,744 square feet of factory, warehouse and office space located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9 and leases an additional 6,033 square feet located at 3147 Grandview Highway, both from unaffiliated parties. The lease and sub-lease for those facilities provide for an aggregate base rent in the amount of CDN$9,325 per month through September 30, 1996 and CDN$9,779 per month from October 1, 1996 through September 30, 1997. The lease and sub-lease both expire on September 30, 1997. The lease and the sub-lease are both triple net leases, and the Company is responsible for its share of common area expenses and maintenance. The Company has an option to renew both the lease and the sub-lease for further two-year terms through September 30, 1999.

     The Company also rents 5,000 square feet of warehouse space in Bellingham, Washington, at a rental of US$1,800 per month. This facility is used primarily for warehousing products for distribution to certain US customers. The lease on the property expired on March 31, 1994 and the property is currently being rented on a month-to-month basis, without a written rental agreement. Effective April 1, 1997, the Company entered into a sublease arrangement with Mac Neil for twenty-five percent (25%) of the space in this warehouse for products manufactured for Mac Neil by third parties. Part of this sublease arrangement is handling of these third party products by the Company.

     These facilities are adequate for the Company's present level of business; however, in order to accommodate the full projected increase in the Company's sales, management anticipates acquiring additional manufacturing space either by leasing additional space in the current facilities or by moving to a larger facility within the next 2 years.

Patents, Trademarks, Licenses, Franchises, Concessions or Royalty Agreements

     The Company does not hold any patents on any of its products, nor does it have any licenses, trademarks, franchises, concessions or royalty agreements.

Government/Environmental Regulation

     The Company is subject to various federal, provincial and local environmental laws and regulations. Management believes that the company's operations currently comply in all material respects with applicable laws and regulations. Management of the Company believes that the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for the Company and its competitors. Such changes in the law and regulations may require the company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material to the Company. Costs for environmental compliance and waste disposal have not been material to the Company in the past.

Item 3 - Legal Proceedings
--------------------------

     The Company is not aware of any material pending litigation to which the Company is or may be a party, nor is it aware of any pending or contemplated proceedings against it by governmental authorities. The Company knows of no legal proceedings pending or threatened, or judgments entered against, any director or officer of the Company, or legal proceeding to which any director, officer or security holder of the Company is a party adverse to, or has a material interest adverse to, the Company.


Item 4 - Submission of Matters To a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted by the Company to a vote of the Company's shareholders through the substitution of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II
                                     -------

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ SmallCap Market under the symbol "GLAR" and on the Pacific Stock Exchange under the Symbol GLA.

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of Common Stock as reported by the National Quotation Bureau, Inc.

    Quarter Ended                             High Bid         Low Bid
    -------------                             --------         -------
    Fiscal 1997
    May 2 thru July 31, 1996                    $5.00           $2.875
    August 1 thru October 31, 1996               3.25            2.375
    November 1 thru January 31, 1997             2.875           1.50

     The closing bid price of the Common Stock as of January 31, 1997, was $1.625 per share. As of January 31, 1997, the Company had approximately 30 shareholders of record and estimates that its Common Stock was beneficially owned by in excess of 610 shareholders based upon ownership in " street name."

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

     The selected financial information set forth below is derived from the audited consolidated financial statements of the Company, which are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The consolidated financial statements at January 31, 1996 and 1997 and for the fiscal years ended January 31, 1995, 1996 and 1997 have been audited by BDO Dunwoody, Chartered Accountants, and appear elsewhere herein. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                As of January 31,
                                                 ---------------------------------------------
Balance Sheet Data                                   1996                             1997
                                                     ----                             ----
                                        (In thousands of United States dollars, except share data)
Working capital                                  $     900                            $  3,059
Total assets                                         2,625                               4,865
Long-term debt                                         ---                                 ---
Obligation under capital lease                          64                                   0
Deferred income taxes                                  131                                 188
Shareholders' equity                                 1,464                               4,092
                                                              Year ended January 31,
                                                 ---------------------------------------------
Income Statement Data                                1995             1996            1997
                                                     ----             ----            ----

Sales                                             $  4,057         $  4,192           $  4,316
Cost of sales                                        2,407            2,742              3,028
                                                    ------            -----              -----
Gross profit                                         1,650            1,450              1,288
Research and development                                84              265                395
Selling and distribution                               175              326                282
General and administrative                             511              503                414
Provision for profit sharing                            83               32                 23
Interest                                                52               16                (62)
                                                   -------          -------            --------
Income before income taxes                             745              308                236
Income taxes                                           271              123                126
                                                    ------           ------             ------
Net income per share                              $   0.25         $   0.20           $   0.80
                                                  ========         ========           ========
Net income                                        $    474         $    185           $    110
                                                  ========         ========           ========
Weighted average number of
   shares outstanding                            913,095(1)         921,890          1,426,038


-----------
(1) Adjusted to retroactively reflect the 0.65-share and 0.493-share stock dividends declared by the Company on September 26, 1995 and October 27, 1995, respectively. Not adjusted to retroactively reflect the re-acquisition by the Company of 4,192 shares of Common Stock in August 1995.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview

     The Company derives its revenues from the sale of automotive accessories manufactured by it. The Company's sales increased from $4,057,205 for the fiscal year ended January 31, 1995, to $4,191,581 for the fiscal year ended January 31, 1996, to $4,316,372 for the fiscal year ended January 31, 1997. The Company had net income of $473,903 in the fiscal year ended January 31, 1995, with a decrease to $184,584 in net income for the fiscal year ended January 31, 1996, and a decrease to $109,800 in net income for the fiscal year ended January 31, 1997. Gross profit margins decreased by 6.1 percentage points, from 40.7% for the fiscal year ended January 31, 1995, to 34.6% for the fiscal year ended January 31, 1996, and to 29.8% for the fiscal year ended January 31, 1997, due to increased expenses; however, management believes that it will be able to increase gross profit and net income in future periods by increasing the Company's production capacity and production efficiency. Increased revenue in future periods will depend on the Company's ability to strengthen its customer base through the development of new products, increasing the number of customers and expanding into additional geographic markets and distribution channels, while maintaining or increasing sales of its existing products to current customers. Management intends to increase production capacity and production efficiency through the purchase of additional equipment and machinery. Management of the Company intends to investigate manufacturing acrylic for the Company's own use, and to purchase acrylic manufacturing equipment if management determines that it is in the best interests of the Company to do so. Management believes that it may be able to significantly reduce its raw materials costs by manufacturing its own acrylic. Investors are cautioned that the possibility of manufacturing acrylic is in the investigative stage and management may or may not proceed with the purchase of acrylic manufacturing equipment following the completion of its investigation. Investors are further cautioned that there can be no assurance that gross profit and net income will, in fact, increase in future periods. See "Use of Proceeds" and "Business--Business Strategy."

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                             Year ended January 31,
                                    ----------------------------------------
                                     1995             1996             1997
                                     ----             ----             ----

Net sales                           100.0%           100.0%            100.0%
Cost of sales                        59.3             65.4              70.2
                                    -----           ------            ------
Gross profit                         40.7             34.6              29.8
Research and development              2.1              6.3               9.2
Selling and distribution              4.3              7.8               6.5
General and administrative           12.6             12.0               9.6
Provision for profit sharing          2.0              0.8               0.5
Interest                              1.3              0.4              (1.4)
                                    -----            -----             -----
Income before income taxes           18.4              7.3               5.5
Income taxes                          6.7              2.9               2.9
                                    -----            -----             -----

Net income                           11.7              4.4               2.5
                                     ====            =====             =====

Year Ended January 31, 1997 Compared to Year Ended January 31, 1996

     Sales. The Company's sales increased by 3% from $4,191,581 for the year ended January 31, 1996, to $4,316,372 for the year ended January 31, 1997. This increase resulted primarily from the addition of new customers. Revenues from the Company's four major customers accounted for approximately 71% of the Company's sales during the year ended January 31, 1997.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased from 34.6% for the year ended January 31, 1996, to 29.8% for the year ended January 31, 1997. This net decrease of 4.8% was due primarily to (1) increase in material cost of 1.8%, and (2) increase in labor cost of 3% due to the unproductive labor hours consumed, in implementing the new vacuum thermoforming plus CNC trimming technologies on the factory floor.

     Research and Development. Expenses for research and development increased by 49% from $264,856 for the year ended January 31, 1996, to $395,099 for the year ended January 31, 1997. This increase was primarily due to increased utilization of the Company's Engineering department for R&D activities.

     Selling and Distribution. Selling and distribution expenses decreased by 13.7%, from $326,490 for the year ended January 31, 1996, to $281,669 for the year ended January 31, 1997. This decrease was primarily due to decreased travel expenses, decreased advertising and promotion, and decreased freight charges.

     General and Administrative. General and administrative expenses decreased by 17.7% from $503,030 for the year ended January 31, 1996, to $414,174 for the year ended January 31, 1997, primarily as a result of the implementation of customized business and accounting computer systems for purchasing inventory control, work order administration, and for accounting applications, which facilitated the mechanization of certain management activities allowing organizational downsizing. Management also believes that the decrease was also due to effective training of employees for the use of those systems.

     Provision for Profit Sharing. Provision for profit sharing decreased by 27.7% from $32,516 for the year ended January 31, 1996, to $23,498 for the year ended January 31, 1997. This lower profit was a result of lower profitability of the Company.

     Interest. Interest income (net of interest expense) increased from ($15,732) for the year ended January 31, 1996, to $61,354 for the year ended January 31, 1997, primarily as a result of interest earned on cash deposits obtained from the public offering.

     Income before Income Taxes. Before income taxes, the Company's income decreased from $307,557 for the year ended January 31, 1996, to $235,318 for the year ended January 31, 1997.

     Income Taxes. The Company provided for income taxes of $122,973 for the year ended January 31, 1996, and $125,518 for the year ended January 31, 1997. The Company's effective tax rate in 1997 was 53% as a result of additional taxes paid during 1997 related to Revenue Canada's reassessment of the Company's 1994 and 1995 income taxes. The additional tax expensed by the Company in 1997 was $21,500. The reassessments resulted in certain income tax credits related to the Company's research and development expenditure being disallowed. Management is contesting this reassessment because management believes that the credits taken were appropriate. In the meantime, the additional taxes have been paid in order to stop the accrual of interest and penalties as this matter is being contested by the Company.

     Net Income. Net income decreased from $184,584 for the year ended January 31, 1996, to $109,800 for the year ended January 31, 1997.

Year Ended January 31, 1996 Compared to Year Ended January 31, 1995

     Sales. The Company's sales increased by 3.31% from $4,057,205 for the year ended January 31, 1995, to $4,191,581 for the year ended January 31, 1996. This increase resulted primarily from a special promotional program by one of the Company's customers which increased the Company's sales in spite of a general slowdown experienced by the automobile industry in the first part of 1995 and a trade dispute between the United States and Japanese governments. Revenues from the Company's two major customers accounted for approximately 60.5% of the Company's sales during the year ended January 31, 1996.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased from 40.7% for the year ended January 31, 1995, to 34.6% for the year ended January 31, 1996 due to an increase in value of the Canadian dollar which diminished the exchange rate benefit reflected in the gross profit margin of the Company for the prior fiscal year and due to the higher cost of raw materials.

     Research and Development. Expenses for research and development increased by 216% from $83,775 for the year ended January 31, 1995, to $264,856 for the year ended January 31, 1996 primarily as a result of the recognition by the Company during the fiscal year ended January 31, 1995 of an investment tax credit related to research and development and an increase in the number of research and development projects and in the complexity of those projects.

     Selling and Distribution. Selling and distribution expenses increased by 86%, from $175,361 for the year ended January 31, 1995, to $326,490 for the year ended January 31, 1996. This increase was primarily due to new market development costs and the hiring of additional sales representatives.

     General and Administrative. General and administrative expenses decreased by 1.6% from $511,182 for the year ended January 31, 1995, to $503,030 for the year ended January 31, 1996, primarily as a result of additional management and rental income received.

     Provision for Profit Sharing. Provision for profit sharing decreased by 61% from $82,968 for the year ended January 31, 1995, to $32,516 for the year ended January 31, 1996 due to lower income in fiscal year 1996.

     Interest. Interest expense decreased by 70% from $52,450 for the year ended January 31, 1995 to $15,732 for the year ended January 31, 1996 as a result of the reduction of bank indebtedness.

     Income before Income Taxes. Before income taxes, the Company's income decreased from $744,671 for the year ended January 31, 1995, to $307,557 for the year ended January 31, 1996. This decrease in income resulted primarily from the lower profit margin and higher research and development and selling and distribution expenses.

     Income Taxes. The Company provided for income taxes of $270,768 for the year ended January 31, 1995, and $122,973 for the year ended January 31, 1996. The reduction in income taxes reflected the lower taxable income.

     Net Income. Net income decreased from $473,903 for the year ended January 31, 1995, to $184,584 for the year ended January 31, 1996 primarily as a result of the lower profit margin and higher research and development and selling and distribution expenses.

Liquidity and Capital Resources

     The Company has traditionally relied on internally generated funds and short-term bank borrowings to finance its operations and expansion, although capital expenditures have been partly financed by long-term debt. The Company received net proceeds from a public offering amounting to $2,773,000 in May 1996.

     The Company has in place a demand revolving credit facility in the principal amount of CDN$1,000,000 with a financial institution. As of January 31, 1997, the Company owed $110,100 on its credit facility. Interest on this indebtedness equals the Canadian prime rate plus 1/2%. The credit facility is secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. The credit facility was renewed in December 1996 for a one-year period. During the fiscal year ended January 31, 1997, the Company paid a total of $7,384 in interest. The amount of total short-term borrowings outstanding at January 31, 1997 and 1996 was $110,100 and $255,926, respectively.

     Working capital was $3,059,351 at January 31, 1997. The increase in working capital was the result of completion of the Company's public offering in May 1996. For the year ended January 31, 1997, net cash used in operating activities totaled $884,363 including net income of $109,800, depreciation of $110,480, and a net change in non-cash working capital of $1,162,587. Term deposits increased by $1,000,000 and accounts receivable increased by $64,916 primarily due to the increase in sales at the end of January 1997. Inventories decreased by $61,435 due to lower purchases prior to year end. Accounts payable decreased by $51,268 because of lower purchases just prior to year end. Net cash generated from operations total $84,684 for the year ended January 31, 1996, including net income of $184,584 and a depreciation of $87,470. Accounts receivable decreased by $151,106 primarily due to improved collections. Inventories increased by $320,149 as a result of the buildup of raw materials just prior to the period end in anticipation of future sales. Accounts payable increased by $47,702 because of higher purchases just prior to year end.

     Net cash from financing activities was $2,234,846 for the year ended January 31, 1997, primarily due to the completion of the Company's public offering which yielded net proceeds of $2,652,699, decrease in bank indebtedness of $145,827, the repayment of long term debt of $27,304, capital lease buy out of $97,246, and repurchase of tshares for $147,476.

     Net cash used in investing activities amounted to $573,861 for the year ended January 31, 1997, was primarily due to the purchase of fixed assets. Net cash used in investing activities amounted to $137,226 and $234,530 for the years ended January 31, 1996 and 1995, respectively. Capital expenditures during the year ended January 31, 1997 totaled $586,305 and were financed primarily by the funds received from the public offering. Capital expenditures during the years ended January 31, 1996 and 1995 totaled $188,197 and $256,194, respectively, and were financed primarily by the bank line of credit.

     The Company expects that working capital requirements and capital additions will continue to be funded through a combination of the proceeds of the public offering completed in May 1996, internally generated funds, and existing bank facilities and capital leases. The Company's working capital requirements are expected to increase in line with the growth of the Company's business, and it either has or will generate sufficient working capital to meet the Company's requirements during this fiscal year.

Impact of Inflation

     The Company believes that inflation has not had a material effect on its business. Although the cost to the Company of certain raw materials used in the manufacture of its products, primarily acrylic, has increased over the past few years, the Company has been able to increase the prices of its products accordingly.

Exchange Rates

     The Company sells most of its products to international customers. The Company's principal markets are the United States and Japan. The Company sells most of its products in United States dollars, but pays for its material components and labor principally in Canadian dollars. The Company has never engaged in exchange rate hedging activities and management does not believe that such activities are necessary. Management will continue to evaluate this issue and, if management deems it necessary in the future, it may implement some hedging techniques to minimize the Company's foreign exchange exposure.

     Exchange rates between the United States and Canadian dollar for the fiscal years ended January 31, 19945, 1996 and 1997, including the average exchange rate for the period, are as follows:

 Fiscal year ended                                       Average Exchange Rate
    January 31,               Exchange Rate                  for Period
 -----------------            -------------              ---------------------

       1997                1.U.S.$:1.3470 Cdn.$          1 U.S.$:1.3625 Cdn.$
       1996                1 U.S.$:1.3734 Cdn.$          1 U.S.$:1.3685 Cdn.$
       1995                1 U.S.$:1.4022 Cdn.$          1 U.S.$:1.3736 Cdn.$

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     Included at pages F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 ------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The directors, executive officers, and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:

      Name                 Age          Position
      ----                 ---          --------

Edward Ting                 49          Chief Executive Officer and Chairman
                                        of the Board of Directors

Alex Yie Wie Ding           37          President, Chief Opera;ting Officer
                                        and Treasurer and Director

Omer Esen                   54          General Manager, Chief Financial Officer

Linda Kwan                  51          Financial Controller

Chris G. Mendrop            45          Director

Robert J. Patteri           57          Director


     Edward Ting. Mr. Ting has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since inception. From September 1992 to February 1995, Mr. Ting also served as President of the Company. Since March 1988, Mr. Ting also has served as President, Chief Executive Officer and a director of Electrocon International Inc., a publicly traded, Hong Kong-based holding company that conducts operations through its subsidiaries in two separate business segments - the distribution of semi-conductor products (primarily computer chips) to small and medium-sized manufacturers located in Hong Kong and the People's Republic of China, and the distribution of golf carts, irrigation products and systems, fertilizer and turf equipment to golf clubs in Hong Kong, Macao and the People's Republic of China. As President and Chief Executive Officer of Electrocon, Mr. Ting is responsible for the overall management, strategy and direction of that company. Mr. Ting is the brother of Alex Yie Wie Ding. Mr. Ting intends to devote an average of 20 hours per month to the Company's business.

     Alex Yie Wie Ding. Mr. Ding has served as the General Manager, Chief Operating Officer and a director of the Company since inception and has served as President of the Company since February 1995. As of November 1, 1996 he also assumed the responsibility of Chief Operating Officer and Treasurer. He is responsible for the overall management, strategy and direction of the Company and its subsidiaries and supervises all senior officers and managers of the Company who report directly to him. Mr. Ding's responsibilities include advising senior staff, as well as manufacturer representative agencies, on a variety of management procedures, methods and techniques; research, analysis and evaluation of major projects and programs; planning and directing operations; supervising senior staff in personnel administration, production schedules, inventory control, quality assurance and customer and warranty services to OEMs; assisting with financial analysis and preparation of budgets and forecasts; attending trade shows; serving as liaison with OEM customers; and sales and marketing functions. Mr. Ding also serves on the boards of Better Business Bureau of the lower mainland of British Columbia as well as Sunbrite Business Association.

     From September 1988 to June 1991, Mr. Ding was General Manager of Hing Wor Inc., a clothing manufacturer. Mr. Ding has a Bachelors degree in Civil Engineering and a post-graduate diploma in management (MBA Level 1), both from McGill University. Mr. Ding is the brother of Edward Ting.

     Omer Esen. Mr. Esen has served as Vice President of Operations for the Company since February 1995, assumed the position of Chief Financial Officer on November 1, 1996, and recently was appointed as the General Manager. In that position, Mr. Esen plans, organizes, directs and controls all operations including production, research and development, customer service, purchasing/inventory control, shipping/receiving and quality assurance. He also develops and installs computerized business systems and interacts with various government agencies to procure funding for export and other activities. From June 1992 until February 1995, Mr. Esen was employed as Vice President of Operations for West Bay Sonship Yachts Ltd. In that position, he developed and installed various computerized business control systems and interfaced with various levels of government to procure funding for the acquisition of new capital resources.

     From January 1988 until June 1992, Mr. Esen was employed as Director of Operations for DBA Communication Systems Inc. Mr. Esen holds a Bachelors degree in Electrical Engineering from Faraday House Engineering College, University of London, in London, England and a diploma in Business Administration from the University of British Columbia.

     Linda Kwan. Ms Kwan has served as the Company's Accounting Manager from March 1995 until November 1996 at which time she was appointed as the Financial Controller. Ms. Kwan is a member of the Certified Management Accountants of Canada. From October 1992 to March 1995, Ms. Kwan provided accounting consulting services to a number of businesses and individuals. From May 1983 to March 1992, Ms. Kwan was employed by York-Hannover Developments, Ltd. ("York-Hannover") in various positions. Her last position with York-Hannover was as its Controller. Ms. Kwan is a graduate of Hong Kong Technical College and holds a Diploma in Commercial Business and Accounting from that institution.

     Chris G. Mendrop. Mr. Mendrop has been a director of the Company since its inception. He has been Chief Executive Officer of Corporate Development Capital, Inc., an investment advisory and financial consulting firm located in Denver, Colorado, since July 1992. From December 1990 until its sale in December 1992, Mr. Mendrop was a principal of Asset Income Securities, Inc., a NASD member broker-dealer which provided financial consulting and placement agent services to alternate credit companies seeking asset securitization to access the capital markets. From May 1990 to July 1992, he served as Corporate Secretary to Western Acceptance Corporation, in which position he guided that company in financial policy and assisted in capital raising, in the development of the first insurance premium securitized financing in the country and other asset-backed financings. Mr. Mendrop holds a Bachelor of Science degree in Economics from Colorado State University and a Masters of Business Administration degree in Finance from the University of Colorado.

     Robert J. Patteri. Mr. Patteri was appointed a member of the Board of Directors in April 1996. Mr. Patteri is currently serving on the SEMA Board of Directors as Chairman of the SEMA Educational Services Committee and he also has served on the SEMA Long Range Strategic Planning Committee. For the past 15 years he has been the owner of R. J. Patteri & Associates, Inc., an automobile industry aftermarket representation agency and consulting firm. Mr. Patteri has sold his ownership interest in this company to several employees of R.J. Patteri & Associates, Inc.; however, he is continuing to consult with that company. In addition, Mr. Patteri is the owner of Patteri Sales, Inc., an OEM representation agency, and he devotes a substantial portion of his time to that business. Over the years Mr. Patteri has directed the sales and marketing of three automotive aftermarket manufacturers, an industrial distribution company and an import company and has managed a regional financial services office. Mr. Patteri's seminars on motivation, enthusiasm and sales have been presented to numerous automotive companies such as NAPA, General Motors, Auto Value, and Northwood University. Mr. Patteri attended Northwestern University, the University of Chicago and holds a degree in Business from Western Illinois University.

     The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors.

     Pursuant to the Underwriting Agreement between the Company and the Representative, the Representative may, in its discretion, designate one person to either serve on the Board of Directors of the Company or to attend Board of Directors meetings as an observer. The Representative has not yet designated such person.

Item 11 - Executive Compensation
--------------------------------

     The following table summarizes all compensation paid to the Chief Executive Officer and the President of the Company for services rendered to the Company during the last three fiscal years.

                                                                             Annual Compensation
       Name                                                  -------------------------------------------------
        and                                   Fiscal year                                           Other
     principal                                   ended                                              annual
     position                                 January 31,      Salary            Bonus            compensation
     --------                                 -----------      ------            -----            ------------

Edward Ting                                      1997        $      0           $   6,801         $  48,000(1)
  Chief Executive Officer,                       1996        $      0           $  30,350         $  40,000(1)
  Chairman of the Board                          1995        $      0           $       0         $  44,691(1)


Alex Y.W. Ding                                   1997        $ 49,357           $   6,801                 0
  President, Chief Operating Officer             1996        $ 45,600           $  25,263                 0
                                                 1995        $  3,700(2)        $       0         $  33,500(2)
Chris G. Mendrop
   Director                                      1997        $      0           $       0         $  12,000(3)


-------------
(1) Represents consulting fees paid by the Company to Mr. Ting. During the fiscal year ended January 31, 1997, Mr. Ting was paid a consulting fee of $4,000 per month for ten months and the amount of $30,350 pursuant to the Company's profit sharing program described below.
(2) Represents consulting fees paid by the Company to Mr. Ding prior to January 1995.
(3) Represents consulting fees paid by the Company to Mr. Chris G. Mendrop during the fiscal year ended January 31, 1997.

     Employment Agreements. Effective February 1, 1996, the Company entered into employment agreements with Edward Ting, Alex Ding and Omer Esen. The agreements are for two year terms. Under those employment agreements, Messrs. Ting, Ding and Esen are entitled to base annual compensation of $48,000(US), $47,877(US) and $46,036(US), respectively. Messrs. Ding and Esen are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year. In addition, Messrs. Ting, Ding and Esen were paid bonuses of $6,801(US), $6,801(US) and $4,250(US), respectively, for the fiscal year ended January 31, 1997. Messrs. Ding and Esen will be paid in Canadian dollars, and the exchange rate has been calculated based upon the exchange rate referred to above. In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Ting, Ding and Esen will be entitled to participate in the profit sharing program described below.

     Directors. Directors are not compensated for their services as directors; however, they are reimbursed for all reasonable expenses incurred in connection therewith.

     Profit Sharing Program. Rather than paying its executives high salaries, management believes it desirable to provide incentives through a profit sharing program. Accordingly, in 1994, the Company adopted a profit sharing program which provides that an amount equal to 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company. The first distributions pursuant to the plan, aggregating approximately $83,000, were made in April 1995, based on the net income of the Company for the fiscal year ended January 31, 1995. The Board of Directors of the Company has adopted an amendment to the profit sharing program under which the maximum amount that can be distributed under the program in any one fiscal year is $100,000. Distributions under the plan for the fiscal year ended January 31, 1997, aggregated approximately $23,498.

     Option Plans. The Board of Directors of the Company has adopted an Incentive Stock Option Plan (the "Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 160,000 shares of the Company's Common Stock. The purpose of the Qualified Plan is to make options available to management and employees of the Company in order to provide them with a more direct stake in the future of the Company and to encourage them to remain with the Company. The Qualified Plan provides for the granting to management and employees of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code").

     The Board of Directors of the Company has adopted a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 160,000 shares of the Company's Common Stock. The purpose of the Non-Qualified Plan is to provide certain key employees, independent contractors, technical advisors and directors of the Company with options in order to provide additional rewards and incentives for contributing to the success of the Company. These options are not incentive stock options within the meaning of Section 422 of the Code.

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") will be administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee will terminate upon his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company's best interests not to terminate the options.

     The exercise price of all incentive stock options granted under the Qualified Plan must be equal to the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Qualified Plan. The exercise price may be paid in cash or (if the Qualified Plan shall meet the requirements of rules adopted under the Securities Exchange Act of 1934) in Common Stock or a combination of cash and Common Stock. The term of each option and the manner in which it may be exercised will be determined by the Committee, subject to the requirement that no option may be exercisable more than 10 years after the date of grant. With respect to an incentive stock option granted to a participant who owns more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value on the date of grant and the option may not be exercisable more than five years after the date of grant. The exercise price of all stock options granted under the Non-Qualified Plan must be equal to at least 80% of the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Non-Qualified Plan.

Compliance with Section 16(a) of the Exchange Act

     The Company has received representations from each other person that served during fiscal 1996 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year end which required the filing of a Form 5.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth as of January 31, 1997, the beneficial ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of Common Stock.

                                              Amount and
  Name and Address of                          Nature of
   Beneficial Owner                       Beneficial Ownership              Percent of Class(1)
   ----------------                       --------------------              -------------------
Alex Ding
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                                   295,808(2)                        18.3%

397568 B.C. Ltd.
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                                   283,108                           17.6%

Edward Ting
21045 Comer Drive
Saratoga, California 95070                       191,584(3)                        11.88%

Viola Ting
21045 Comer Drive
Saratoga, California 95070                       138,729                            8.6%

Chris G. Mendrop
1860 Blake Street
Denver, Colorado  80202                           24,917(5)                         1.5%

Omer Esen
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                                       247                            0.0%(6)

Directors and executive officers
as a group (7 persons)                           512,551(2)(3)                     38.8%


-------------
(Footnotes on following page)

(1) Excludes (i) 102,000 shares of Common Stock issuable upon exercise of the Representative's over-allotment option issued in connection with the public offering completed in May 1996; (ii) 30,794 shares of Common Stock issuable upon exercise of the Prior Underwriter's Warrants; (iii) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants to be issued in conjunction with this offering; and (iv) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans. See "Market for Common Equity and Related Stockholder Matters--Common Stock Outstanding or Reserved for Issuance," "Concurrent Sales by Selling Warrantholder," "Description of Securities--Prior Underwriter's Warrants," "Underwriting--Representative's Warrants" and "Management--Executive Compensation--Option Plans."

(2) Includes 283,108 shares owned of record by 397568 B.C. Ltd., a company which is owned by Mr. Ding.
(3) Includes 138,729 shares owned of record by Viola Ting, the wife of Edward Ting.
(4) Includes 32,155 shares owned of record by Dr. Bajaj's wife, which shares may be deemed to be beneficially owned by Dr. Bajaj.
(5) Includes 9,519 shares owned of record by Corporate Development Capital, Inc., a company controlled by Mr. Mendrop and one other individual.
(6)  Represents less than 1%.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

Certain Transactions

     In May 1991, a company owned by Alex Yie Wie Ding acquired 48.97% of the outstanding shares of Multicorp from an unaffiliated party and incurred an installment purchase obligation in the amount of CDN$375,000 with respect to the purchase. Multicorp has made advances to Mr. Ding's company which correspond to the company's payment obligations under the installment purchase. In December 1992, prior to the exchange of the Company's stock with the stockholders of Multicorp under which the Company acquired 100% of the outstanding capital stock of Multicorp, Multicorp declared a dividend on the shares owned by Mr. Ding's company in the amount of CDN$375,000. Mr. Ding's company then repaid the advances previously paid to it in the amount of CDN$75,000 and made a loan to the Company in the amount of CDN$300,000. The repayment schedule under the loan corresponds to the repayment schedule under the installment purchase obligation incurred by Mr. Ding's company to the former stockholder of Multicorp. In essence, the Company has assumed the payment obligation to the former stockholder of Multicorp. The loan from Mr. Ding's company was repaid in full (including $26,745 of principal) during the year ended January 31, 1997.

     In May 1994, the Company made a loan in the principal amount of $300,000 to a company controlled by Edward Ting, the Chairman of the Board of Directors and Chief Executive Officer of the Company. The loan was not evidenced by a written agreement or promissory note, but bore interest at the rate of 9% per annum. The loan was paid in full prior to January 31, 1995. In November 1994, the Board of Directors adopted a policy resolution prohibiting the Company from making any loan or advance of money or property to a director of the Company and limiting the Company's ability to make such loans or advances to officers of the Company or its subsidiaries unless a majority of independent disinterested outside directors determine that such loan or advance may reasonably be expected to benefit the Company. Further, all future loans and advances, if approved, will be made on terms that are no less favorable to the Company than those that are generally available from unaffiliated third parties.

     In November 1993, Mr. Alex Ding, the President of the Company, made a loan to the Company in the principal amount of CDN$80,000. The loan was not evidenced by a written agreement or promissory note, but bore interest at the rate of 10% per annum. The loan was paid in full prior to January 31, 1995.

     In late 1994, a company controlled by a former officer of the Company made a loan to the Company in the principal amount of $100,000. The loan, which bore interest at the rate of 10% per annum, was repaid in full prior to January 31, 1996.

     Effective February 1, 1996, the Company entered into a Consulting Agreement with Corporate Development Capital, Inc. ("CDC"), a corporation owned and controlled by Chris G. Mendrop, a director of the Company, pursuant to which CDC has agreed to assist the Company in the development of a long-term strategic plan, including but not limited to the areas of management, marketing and finance, and to perform such other management consulting services for the Company as shall be requested from time to time by the President of the Company. As compensation for these services, CDC was entitled to be paid $16,000 on or by the date of closing of the public offering and $4,000 per month for the 12 months thereafter. In addition, Mr. Mendrop was issued 12,800 shares of the Company's Common Stock pursuant to the Consulting Agreement. All amounts due under this agreement have been paid.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) and (d)  Financial Statements and Schedules

     The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-10) are filed as part of this Annual Report.

(b)  Reports on Form 8-K:  The Company has not filed a report on Form 8-K.

(c)  Exhibits:

     1.1    Contract with Isuzu (Japan) for door visors;

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GLAS-AIRE INDUSTRIES GROUP LTD.



Date:  April 28, 1997                     By:    /s/ Alex Yie Wie Ding
       --------------                           --------------------------------
                                                 Alex Yie Wie Ding, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 28, 1997                     /s/  Edward Ting
       --------------                     --------------------------------------
                                          Edward Ting, Secretary, Chief
                                          Executive Officer and Chairman
                                          of the Board


Date:  April 28, 1997                     By:     /s/ Alex Yie Wie Ding
       --------------                          --------------------------------
                                                  Alex Yie Wie Ding, Chief
                                                  Operating Officer,  Treasurer
                                                  and Director


Date:  April 28, 1997                      /s/ Omer Esen
       --------------                     --------------------------------------
                                          Omer Esen, Vice President of
                                          Operations and Chief Financial Officer


Date:  April 28, 1997                     /s/ Chris G. Mendrop
       --------------                    ---------------------------------------
                                         Chris G. Mendrop, Director


Date:  April 28, 1997                    /s/ Robert J. Patteri
       --------------                    ---------------------------------------
                                        Robert J. Patteri, Director

--------------------------------------------------------------------------------

                                                                AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Shareholders of
Glas-Aire Industries Group Ltd.


We have audited the consolidated balance sheets of Glas-Aire Industries Group Ltd. and subsidiaries as at January 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at January 31, 1997 and 1996 and the results of their operations and cash flows for each of the years in the three year period ended January 31, 1997, in conformity with generally accepted accounting principles in the United States.









Chartered Accountants

Langley, British Columbia
March 18, 1997


                              Glas Aire Industries Group Ltd.
                                Consolidated Balance Sheets
                                 (Stated in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                                    January 31,              January 31,
                                                                       1997                     1996
                                                                    -----------              ----------
Assets (Note 4)
Current
     Cash and equivalents                                           $ 1,119,932              $   330,107
     Term deposit (Note 1)                                            1,000,000                     --
     Accounts receivable                                                737,587                  672,671
     Inventories (note 2)                                               628,423                  689,858
     Prepaid expenses                                                   158,509                   14,049
     Deferred offering costs                                                  0                  159,817
                                                                    -----------              -----------
                                                                      3,644,451                1,866,502
Fixed assets, net (Note 3)                                            1,220,531                  758,166
                                                                    -----------              -----------
                                                                    $ 4,864,982              $ 2,624,668
                                                                    ===========              ===========
Liabilities and Shareholders' Equity
Current
     Bank indebtedness                                                  110,100              $   255,926
     Accounts payable and accrued liabilities                           459,738                  511,006
     Incomes taxes payable                                               15,262                  138,457
     Current portion of long term debt (Note 5)                            --                     27,304
     Current portion of obligation under capital lease                     --                     33,616
                                                                    -----------              -----------
                                                                        585,100                  966,309
Obligation under capital lease                                             --                     63,630
Deferred income taxes (Note 7)                                          187,498                  130,571
                                                                    -----------              -----------
                                                                        772,598                1,160,510
                                                                    -----------              -----------
Commitments, (Note 8)
Shareholders' Equity
     Share capital (Notes 6(a) and (c))                                  16,124                    9,238
     Contributed surplus                                              3,539,951                  911,148
     Treasury stock (Note 6(b)                                         (147,476)                 (17,010)
     Retained earnings                                                  699,634                  589,834
     Cumulative translation adjustment                                  (15,849)                 (29,052)
                                                                    -----------              -----------
                                                                      4,092,384                1,464,158
                                                                    -----------              -----------
                                                                    $ 4,864,982              $ 2,624,668
                                                                    ===========              ===========

The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.





                                          Glas Aire Industries Group Ltd.
                                         Consolidated Statements of Income
                                             (Stated in U.S. Dollars)
----------------------------------------------------------------------------------------------------------------------

                                                                             Years ended January 31,
                                                                  1997                  1996                  1995
                                                              -----------            -----------           -----------

Sales (Note 9)                                                $ 4,316,372            $ 4,191,581           $ 4,057,205
Cost of sales                                                   3,027,968              2,741,400             2,406,798
                                                              -----------            -----------           -----------
Gross Profit                                                    1,288,404              1,450,181             1,650,407
                                                              -----------            -----------           -----------
Expenses
     Research and development                                     395,099                264,856                83,775
     Selling and distribution                                     281,669                326,490               175,361
     General and administrative                                   414,174                503,030               511,182
     Provision for profit sharing                                  23,498                 32,516                82,968
     Interest                                                     (61,354)                15,732                52,450
                                                              -----------            -----------           -----------
                                                                1,053,086              1,142,624               905,736
                                                              -----------            -----------           -----------
Income before income taxes                                        235,318                307,557               744,671
Income taxes (Note 7)                                             125,518                122,973               270,768
                                                              -----------            -----------           -----------
Net Income  for the year (Note 7)                             $   109,800            $   184,584           $   473,903
                                                              ===========            ===========           ===========
Net income per share                                          $      0.08            $      0.20           $      0.52
                                                              ===========            ===========           ===========
Weight average number of shares outstanding                     1,426,038                921,890               913,095
                                                              ===========            ===========           ===========










The  accompanying  summary of significant  accounting  policies and notes are anintegral part of these financial statements.


                                                                                                                          F-3


                                                                                                   GLAS-AIRE INDUSTRIES GROUP LTD.
                                                                       Consolidated Statements of Changes in Shareholders' Equity
                                                                                                          (Stated in U.S. Dollars)
----------------------------------------------------------------------------------------------------------------------------------

                                                            Additional                                 Cumulative        Total
                                   Common Stock              Paid-in        Retained     Treasury      Translation    Shareholders'
                               Shares         Amount         Capital        Earnings       Stock        Adjustment       Equity
                            ---------------------------      -------        -------      --------       ----------    ------------

Balance -
  January 31, 1994              832,975    $     8,330    $   656,524    $   (68,653)   $      --      $   (26,035)   $   570,166
Net income                                                                   473,903                                      473,903
Shares issued                    90,838            908        254,624                                                     255,532
Change in cumulative
  translation adjustment                                                                                   (12,220)       (12,220)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance -
  January 31, 1995              923,813    $     9,238    $   911,148    $   405,250    $      --      $   (38,255)   $ 1,287,381
Net income                                                                   184,584                                      184,584
Shares repurchased
  (Note 8(b))                                                                               (17,010)                      (17,010)
Change in cumulative
  translation adjustment                                                                                     9,203          9,203
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance -
  January 31, 1996              923,813    $     9,238    $   911,148    $   589,834    $   (17,010)   $   (29,052)   $ 1,464,158
Net income                      109,800        109,800
Shares issued (Note 6(a))       692,800          6,928      2,645,771      2,652,699
Shares repurchased
  (Note 6(b))                                                                              (147,476)                     (147,476)
Shares retired                   (4,192)           (42)       (16,968)                       17,010                            --

Change in cumulative
  translation adjustment                                                                                    13,203         13,203
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance -
January 31, 1997              1,612,421    $    16,124    $ 3,539,951    $   699,634    $  (147,476)   $   (15,859)   $ 4,092,384
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========


The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.


                                                                                                                              F-4


                                 Glas Aire Industries Group Ltd.
                             Consolidated Statements of Cash Flows
                                   (Stated in U.S. Dollars)
--------------------------------------------------------------------------------------------

                                                             Years ended January 31,
                                                       1997          1996           1995
                                                   -----------    -----------    -----------
Increase (decrease) in cash
Cash Flows from:
Operating Activities
     Net income for the year                       $   109,800    $   184,584    $   473,903
     Depreciation                                      110,480         87,470         90,041
     Deferred Income Taxes                              56,927         22,246         27,914
     (Gain) loss on sale of capital assets               1,017         (3,343)         3,013
     Net change in non-cash working capital         (1,162,587)      (206,273)      (109,551)
                                                   -----------    -----------    -----------
     Net cash (used in) provided by
         operating activities                         (884,363)        84,684        485,320
                                                   -----------    -----------    -----------

Financing Activities
     Repayment of obligation under capital lease       (97,246)       (27,639)       (34,939)
     Repayment of long-term debt                       (27,304)       (67,338)       (66,252)
     Advances to shareholder                              --             --          (59,108)
     Issuance of shares                              2,652,699           --          255,532
     Repurchase of shares                             (147,476)       (17,010)          --
     Deferred offering costs                              --         (159,817)          --
     Increase (decrease) in bank indebtedness         (145,827)       255,926       (600,815)
                                                   -----------    -----------    -----------
     Net cash provided by (used in)
          financing activities                       2,234,846        (15,878)      (505,582)
                                                   -----------    -----------    -----------

Investing Activities
     Proceeds from sale of fixed assets                 12,444         50,971         21,664
     Purchase of fixed assets                         (586,305)      (188,197)      (256,194)
                                                   -----------    -----------    -----------

     Net cash used in investing activities            (573,861)      (137,226)      (234,530)
                                                   -----------    -----------    -----------
Foreign currency translation adjustment                 13,203          9,203        (12,220)
                                                   -----------    -----------    -----------

(Decrease) increase in cash during the year            789,825        (59,217)      (267,012)

Cash and equivalents, beginning of year                330,107        389,324        656,336
                                                   -----------    -----------    -----------

Cash and equivalents, end of year                  $ 1,119,932    $   330,107    $   389,324
                                                   ===========    ===========    ===========







The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.







                                Glas Aire Industries Group Ltd.
                       Consolidated Statements of Cash Flows (continued)
                                    (Stated in U.S. Dollars)
---------------------------------------------------------------------------------------------

                                                             Years ended January 31,
                                                       1997           1996           1995
                                                    -----------    -----------    -----------
Changes in non-cash working capital

     Term deposit                                   $(1,000,000)   $         0    $         0
     Accounts receivable                                (64,916)       150,106       (272,588)
     Inventories                                         61,435       (320,149)        (4,735)
     Prepaid expenses                                    15,357        (13,446)         1,718
     Accounts payable and accrued liabilities           (51,268)        47,702         (4,026)
     Income taxes payable                              (123,195)       (70,486)       170,080
                                                    -----------    -----------    -----------
                                                    $(1,162,587)   $  (206,273)   $  (109,551)
                                                    ===========    ===========    ===========


Supplemental disclosure of cash flow
 relating to:

     Interest                                       $   (74,591)   $    15,732    $    52,450
     Income taxes                                       217,894        173,414         72,774
















The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.


                                                                                           F-6


                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

Nature of Business         The   Company  is  a  Nevada   corporation   and  was
                           incorporated on September 29, 1992. The Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan.

Basis of Consolidation     These  financial  statements  include the accounts of
                           the  Company  and  its   wholly-owned   subsidiaries,
                           Multicorp Holdings,  Inc., Glas-Aire Industries Ltd.,
                           Glas-Aire  Industries  Inc., and 326362 B.C. Ltd. All
                           inter-company    transactions    and   accounts   are
                           eliminated.

                           These  financial  statements  have been  prepared  in
                           accordance  with  accounting   principles   generally
                           accepted in the United States.

Comparative Figures        Certain  comparative figures from the prior year have
                           been reclassified to conform with the current year's presentation.

Inventories                Inventories  are recorded at the lower of cost,  on a
                           first-in, first-out basis, or market value. Market value for raw materials is defined as replacement cost and for work-in-progress and finished goods as net realizable value.

Fixed Assets               Fixed  assets are  recorded at cost less  accumulated
                           depreciation.  Depreciation  is calculated  using the
                           declining-balance   method,   except  for   leasehold
                           improvements where the straight-line method is used, at the following annual rates:

                           Office equipment                     - 10%
                           Manufacturing equipment              - 10%
                           Computer equipment and software      - 15% - 50%
                           Dies and molds                       - 10%
                           Automotive                           - 30%
                           Leasehold improvements               - 10%
                           Equipment under capital lease        - 10%

Income per Share           Income  per  share  is  calculated  by  dividing  the
                           weighted average number of shares of common stock outstanding each year into the income for the year.
                           Warrants outstanding were anti-dilutive. Treasury stock held by the Company is not included in the number of shares outstanding.

Cash Equivalents           Cash equivalents  consist of short term deposits with
                           maturity of ninety days or less.

Research and
  Development              Research  and  development   costs  are  expensed  as
                           incurred.

Income Taxes               The Company  accounts for income taxes in  accordance
                           with Statement of Financial  Accounting Standards No.
                           109, which requires the asset and liability method of
                           accounting for income taxes.  The asset and liability
                           method  requires  the  recognition  of  deferred  tax
                           assets   and   liabilities   for   the   future   tax
                           consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

                                          GLAS-AIRE    INDUSTRIES   GROUP   LTD.
                        Summary of Significant  Accounting Policies  (continued)
                                                       (Stated  in U.S. Dollars)
--------------------------------------------------------------------------------

Investment Tax
  Credits The Company is eligible for investment tax credits on certain research and development costs. These credits are deducted from the related expenses and are recognized in the year in which they are claimed.

Foreign Currently
  Translation              The functional currency of the companies'  operations
                           is the Canadian  dollar.  These financial  statements
                           have been  translated  into  United  States  currency
                           using  FAS No.  52.  Under  this  method  assets  and
                           liabilities are translated at the rate of exchange at
                           the balance  sheet date and revenues and expenses and
                           dividends  are  translated at the rate of exchange in
                           effect  when  those  items  are   recognized  in  the
                           financial statements. The resulting exchange gains and losses are deferred and are shown as a separate component of shareholder' equity.

                           All figures are reported in U.S. dollars. Exchange rates between the U.S. and Canadian dollar for each of the applicable years reported in these financial statements, with bracketed figures reflecting the average exchange rate for the year, are:

                       January 31, 1995 - 1 U.S. $:1.4022 Cdn. $ (1.3736 Cdn. $)
                       January 31, 1996 - 1 U.S. $:1.3734 Cdn. $ (1.3685 Cdn. $)
                       January 31, 1997 - 1 U.S. $:1.3470 Cdn. $ (1.3625 Cdn. $)

Accounting Estimates       The preparation of financial statements in conformity
                           with   generally   accepted   accounting   principles
                           requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of
  Financial Instruments    The carrying values of cash and equivalents, accounts
                           receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

New Accounting
  Standard Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company's adoption of this pronouncement did not have an effect on its financial position or results of operations.


                                       Glas Aire Industries Group Ltd.
                                 Notes to Consolidated Financial Statements
                                          (Stated in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------

1. Term Deposit

                                                                              January 31,          January 31,
                                                                                    1997                  1996
                                                                              ----------           -----------

   Deposit, interest at 5.6%, matures October 6, 1997                         $1,000,000           $         0
                                                                              ==========           ===========

--------------------------------------------------------------------------------------------------------------

2. Inventories

                                                                             January 31,           January 31,
                                                                                    1997                  1996

     Raw materials                                                           $   443,808           $   496,820
     Work-in-progress                                                            111,865               114,680
     Finished goods                                                               51,477                63,113
     Supplies                                                                     21,273                15,245
                                                                              ----------           -----------

                                                                             $   628,423           $   689,858
                                                                             ===========           ===========

--------------------------------------------------------------------------------------------------------------
3.   Fixed Assets

                                                          January 31, 1997                   January 31, 1996
                                                    ------------------------------    ---------------------------
                                                                      Accumulated                    Accumulated
                                                        Cost         Depreciation         Cost       Depreciation

     Office equipment                               $    106,827      $     39,296    $     64,448   $   33,364
     Manufacturing equipment                           1,087,479           368,688         573,909       253,806
     Computer equipment and software                     111,499            61,962          94,940        51,663
     Dies and molds                                      416,838           153,567         304,409       128,294
     Automotive                                           29,954             2,995          17,456           651
     Leasehold improvements                              111,327            16,885          56,446        11,495
     Equipment under capital lease                             -                 -         174,765        48,934
                                                    ------------      ------------       ---------     ---------

                                                    $  1,863,924      $    643,393     $ 1,286,373    $  528,207
                                                    ============      ============     ===========    ==========

     Net book value                                                    $ 1,220,531                    $  758,166
                                                                       ===========                    ==========












                                                                                                              F-9


                         Glas Aire Industries Group Ltd.
             Notes to Consolidated Financial Statements (continued)
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------
4.   Bank Indebtedness

                                             January 31,           January 31,
                                                    1997                  1996
                                             -----------           -----------
     Revolving bank loan                     $   110,100           $   255,926
                                             ===========           ===========



     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (8% - January 31, 1996; 4.75% - January 31, 1997) plus 1/2%. This line of credit is renewable annually.

     The following have been provided as collateral for these loans:

     (a)  general assignments of accounts receivable and inventories.

     (b) a Cdn. $2,000,000 demand debenture granting a first fixed changed on certain equipment and a floating charge over all other assets of the Company.

     (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

--------------------------------------------------------------------------------


5.   Long-term Debt

                                                              January 31,           January 31,
                                                                     1997                  1996
                                                              -----------         -------------
     Loan from 397568 B.C. Ltd., a shareholder, bearing
     no interest, payable in quarterly installments of
     $13,941.  Installments may not exceed the net
     earnings in each year                                     $        -         $      27,304

     Less current portion                                               -                27,304
                                                                ---------          ------------

                                                               $        -         $           -
                                                               ==========         =============





                                          Glas Aire Industries Group Ltd.
                              Notes to Consolidated Financial Statements (continued)
                                             (Stated in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
6.   Share Capital

     (a)   Authorized
             3,000,000       Common shares with a par value
                             of $0.01 each
             1,000,000       Preferred shares with a par value
                             of $0.01 each
                                                                             January 31,           January 31,
                                                                                    1997                  1996
                                                                             -----------          ------------
           Issued
             1,612,421 Common shares (1996 - 923,813)                        $    16,124           $     9,238
                                                                             ===========           ===========



     During the year, 692,800 shares were sold at $5 per share, aggregating $3,464,000 less costs and expenses of $811,301, yielding $2,652,699 to the Company.

     In connection with public offerings in 1993 and 1996, the Company issued warrants to the underwriters to purchase shares as follows:

            Shares                    Price             Expiry Date
            ------                    -----             -----------

             30,794                    $ 4.55            June 1998
             68,000                    $ 6.00            April 2001

     (b) During the year, the company repurchased 50,000 common shares, at share prices between $1.94 and $3.47 per share, amounting to $147,476. These shares are accounted for as treasury stock until reissued or retired. The purchase of the shares reduced shareholders' equity.

     (c) On September 26, 1995, the Company declared a stock dividend pursuant to which 0.65 shares of common stock were paid on each share of common stock issued and outstanding as of October 9, 1995. On October 27, 1995, the Company declared a further stock dividend pursuant to which
          0.493 shares of common stock were paid on each share of common stock outstanding on November 1, 1995. The financial statements have been retroactively restated to give effect to the stock dividends.




                                          Glas Aire Industries Group Ltd.
                              Notes to Consolidated Financial Statements (continued)
                                             (Stated in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------

7.   Income Taxes

     The  provision  for income taxes in the  consolidated  statements of income consists of:

                                                       January 31,           January 31,           January 31,
                                                              1997                  1996                  1995
                                                     -------------         -------------         -------------
     Current                                         $      71,741         $     102,928         $     242,854
     Deferred                                               53,777                20,045                27,914
                                                     -------------         -------------         -------------
                                                     $     125,518         $     122,973         $     270,768
                                                     =============         =============         =============


     The effective income tax rate on earnings consists of the following:

                                                       January 31,           January 31,        January 31,
                                                              1997                  1996               1995
                                                                 %                     %                 %
                                                       -----------           -----------       ------------
     General combined federal and
       provincial rate                                    45.3                  45.3               45.3
     Manufacturing reduction                              (7.0)                 (7.0)              (7.0)
     Utilization of losses carried forward                   -                     -               (1.9)
     Underaccural of prior year taxes                     14.7                   1.7                  -
                                                          ----                  ----               -----

     Effective rate                                       53.0                  40.0                36.4
                                                          ====                  ====                ====


     The components of deferred taxes are as follows:

                                                            January 31,                    January 31,
                                                                   1997                           1996
                                                           ------------                    ------------
                                                                     Temporary                         Temporary
                                                     Difference     Tax Effect       Difference       Tax Effect

     Deferred tax liabilities
     Depreciation                                   $    489,551    $      187,498   $     340,917   $   130,571
                                                    ============    ==============   =============   ===========





                         Glas Aire Industries Group Ltd.
             Notes to Consolidated Financial Statements (continued)
                            (Stated in U.S. Dollars)


8.   Commitments

     The Company is committed to the following minimum payments under operating leases for premises:

     Year ending January 31, 1998             $  89,550
                             1999                92,960
                             2000                61,975

     Rent expense was $121,252, $98,207 and $92,040 for the years ended January 31, 1997, 1996 and 1995 respectively.


--------------------------------------------------------------------------------


9.   Sales Information

     (a)   Sales figures include sales to the following countries:

                                                       January 31,           January 31,           January 31,
                                                              1997                  1996                  1995
                                                      ------------           -----------          ------------
          United States                               $  3,121,000           $ 3,420,000          $  3,342,000
          Japan                                            491,000               198,000               146,000
          Canada and other                                 704,000               574,000               569,000


     (b) Sales to customers who each accounted for more than 10% of the Company's sales are as follows:

                                                       January 31,           January 31,           January 31,
                                                              1997                  1996                  1995
                                                      ------------           -----------           -----------
          Customer 1                                  $    828,000           $ 1,066,000           $   957,000
          Customer 2                                     1,341,000             1,470,000             1,237,000
          Customer 3                                       491,000                    --                    --


---------------------------------------------------------------------------------------------------------------

10.   Related Party Transactions

      The Company had the following transactions with related parties:

                                                       January 31,           January 31,           January 31,
                                                              1997                  1996                  1995
                                                       -----------           ------------          -----------
     (a)  Fees paid to
            directors/shareholders
            for ongoing consulting services            $    60,000           $    52,250           $    69,390

     (b)  In connection with the public offering in May 1996, a director was issued 12,800 shares valued at
          $64,000 and paid consulting fees of $44,000 (1996-$20,000).



                                                                                                            F-13