Form 10QSB
period 1997-04-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1997-06-16
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997
                                                 --------------


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   84-1214736
  -------------------------------                  ------------------
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                 Identification No.)


                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                 -----------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                            -------------------------
                           (Issuer's telephone number)

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

                              Yes        No   X
                                  -----     -----
Number of shares outstanding of the issuer's Common Stock:

              Class                              Outstanding at April 30, 1997
              -----                              -----------------------------

Common Stock, $0.01 par value                                1,612,421

Transitional Small Business Disclosure Format            Yes        No   X
                                                             -----     -----

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets -
                    April 30, 1997 and January 31, 1997                     1

                  Consolidated Condensed Statement of Operations
                    for the three months ended April 30, 1997 and 1996      2

                  Consolidated Condensed Statement of Cash Flow
                    for the three months ended April 30, 1997 and 1996      3

                  Notes to Consolidated Condensed Financial Statements      4

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         5-6

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                          7


SIGNATURES                                                                  8


                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                Glas Aire Industries Group Ltd.
                             Consolidated Condensed Balance Sheet
                                                                 April 30,                January 31,
                                                                   1997                      1997
                                                               (Unaudited)                 (Audited)
                                                               -----------                 ---------
Assets
Current
     Cash and equivalents                                      $   942,997                $ 1,119,932
     Term deposit                                                1,000,000                  1,000,000
     Accounts receivable                                           788,884                    737,587
     Inventories                                                   803,301                    628,423
     Prepaid expenses                                              201,505                    158,509
     Deferred Offering Costs                                          --                         --
                                                               -----------                -----------
                                                                 3,736,687                  3,644,451
Fixed assets                                                     1,280,783                  1,220,531
                                                               $ 5,017,470                $ 4,864,982
                                                               ===========                ===========

Liabilities and Shareholders' Equity
Current
     Bank indebtedness                                         $   225,897                $   110,100
     Accounts payable and accrued liabilities                      565,529                    459,738
     Incomes taxes payable                                           1,829                     15,262
     Current portion - long term debt                                 --                         --
     Current portion - capital lease                                  --                         --
                                                               -----------                -----------
                                                                   793,255                    585,100
Long Term Debt
Deferred Income Taxes                                              180,710                    187,498
                                                               -----------                -----------
                                                                   973,965                    772,598
                                                               -----------                -----------
Shareholders' Equity
     Share capital                                                  16,124                     16,124
     Contributed surplus                                         3,539,951                  3,539,951
     Treasury stock                                               (205,914)                  (147,476)
     Retained earnings                                             735,728                    699,634
     Cumulative translation adjustment                             (42,384)                   (15,849)
                                                               -----------                -----------
                                                                 4,043,505                  4,092,384
                                                               -----------                -----------
                                                               $ 5,017,470                $ 4,864,982
                                                               ===========                ===========





                                    Glas Aire Industries Group Ltd.
                            Consolidated Condensed Statement of Operations
                                            (Unaudited)

                                                                 Three Months Ended
                                                    ----------------------------------------
                                                      April 30,                    April 30,
                                                        1997                         1996
                                                    -----------                  -----------
Sales                                               $ 1,195,641                  $   787,363
Cost of sales                                           814,617                      507,088
                                                    -----------                  -----------
Gross Profit                                            381,024                      280,275
Expenses
     Depreciation                                        35,418                       21,517
     Research and development                            95,876                       49,903
     Selling and distribution                            86,094                       57,690
     General and administrative                         128,518                       96,078
     Provision for profit sharing                         5,832                        4,395
     Interest                                           (23,905)                       3,182
                                                    -----------                  -----------
                                                        327,833                      232,765
Income from before income taxes                          53,191                       47,510
Income taxes - current                                   17,097                       15,543
Income taxes - deferred
                                                    -----------                  -----------
Net income (loss) for the period                         36,094                       31,967
                                                    -----------                  -----------
Net income per share of common stock                $      0.03                  $      0.03
                                                    ===========                  ===========
Weighted average common shares outstanding            1,389,038                      932,421
                                                    ===========                  ===========








                              See accompanying notes.

                                     - 4 -

                                              Glas Aire Industries Group Ltd.
                                      Consolidated Condensed Statement of Cash Flows
                                                        (Unaudited)

                                                                          Three Months Ended
                                                               --------------------------------------
                                                                  April 30                  April 30
                                                                   1997                       1996
                                                               -----------                -----------
Increase (Decrease) in Cash
Cash Flows from:
Operating Activities
     Net income for the period                                 $    36,094                $    31,967
     Depreciation                                                   35,418                     21,517
     Deferred income taxes                                          (6,788)                     1,093
     Gain on sale of capital assets
     Net change in non-cash working capital                       (176,813)                  (233,460)
     Cumulative translation adjustment                             (26,535)                     5,429
                                                               -----------                -----------
        Net cash (used in) operating activities                   (138,624)                  (173,454)

Financing Activities
     Decrease in obligation under capital lease                                                (7,339)
     Repayment of long-term debt                                                              (13,537)
     Purchase of treasury stock                                    (58,438)
     Share offering expenses
     Increase (decrease) in bank indebtedness                      115,797                   (126,986)
     Common stock                                                                              64,000
                                                               -----------                -----------
        Net cash (used in) financing activities                     57,359                    (83,862)
                                                               -----------                -----------

Investing Activities
     Proceeds from sale of fixed assets
     Purchase of capital assets                                    (95,670)                   (43,794)
                                                               -----------                -----------
     Net cash used in investing activities                         (95,670)                   (43,794)
                                                               -----------                -----------

Decrease in cash during the period                                (176,935)                  (301,110)

Cash and equivalents, beginning of period                        1,119,932                    330,107
                                                               -----------                -----------

Cash and equivalents, end of period                            $   942,997                $    28,997
                                                               ===========                ===========

Changes in non-cash working capital

     Accounts receivable                                       $   (51,297)               $   215,190
     Inventories                                                  (174,878)                    13,500
     Prepaid expense                                               (42,996)                  (146,208)
     Accounts payable and accrued liabilities                      105,791                   (230,725)
     Income taxes payable                                          (13,433)                   (85,217)
                                                               -----------                -----------
                                                               $  (176,813)               $  (233,460)
                                                               ===========                ===========

                                            See accompanying notes.


                                                   - 5 -

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financial Statement

                                 April 30, 1997

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of April 30, 1997 and the results of operations and cash flows for the three month periods ended April 30, 1997 and 1996.

2. These financial statements included the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Registration Statement filed on Form 10K-SB with the Securities and Exchange Commission for the fiscal year ended January 31, 1997.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                                 April 30,         April 30,
                                                   1997              1996
                                                 --------           --------

         Raw materials                           $587,340           $513,661
         Work-in-progress                         126,398             82,392
         Finished goods                            67,318             66,204
         Supplies                                  22,245             14,101
                                                 --------           --------
                                                 $803,301           $676,358
                                                 --------           --------

5.   Bank Indebtedness

                                                 April 30,          April 30,
                                                   1997               1996
                                                 ---------          ---------

         Revolving Bank loan                     $225,897           $128,940
                                                 ========           ========

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (4.75%-January 31, 1997, 4.75%-April 30, 1997) plus 1/2%. This line of credit is renewable annually.

     The following have been provided as collateral for these loans:

     (a)  general assignments of accounts receivable and inventories.

     (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a flowing charger over all other assets of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
        Result of Operations
--------------------------------------------------------------------------------

     The Company's sales increased by 52% from approximately $787,363 for the three months ended April 30, 1996 to $1,195,641 for the three months ended April 30, 1997. This increase was primarily due to the addition of new customers, and orders from existing customers.

     Gross profit margins, expressed as a percentage of sales, decreased from 35.6% for three months ended April 30, 1996 to 31.9% for the three months ended April 30, 1997. As a percentage of sales, the gross profit margin declined due to normal problems associated with the introduction of new products into manufacturing during this quarter.

     Depreciation expense increased by 64.6% from $21,517 for the three months ended April 30, 1996 to $35,418 for the three months ended April 30, 1997. This increase was the result of bringing new equipment into service.

     Expenses for research and development increased by 92.1% from $49,903 for the three months ended April 30, 1996 to $95,876 for the three months ended April 30, 1997. This increase resulted from R&D activities relating to a number of new projects which led to a significant increase in engineering activities.

     Selling and distribution expenses increased by 49.2%, from $57,690 for the three months ended April 30, 1996 to $86,094 for the three months ended April 30, 1997. This increase was primarily due to increased commission expenses associated with increased sales.

     General and administrative expenses increased by 34% from $96,078 for the three months ended April 30, 1996, to $128,518 for the three months ended April 30, 1997, as a result of (1) increased consulting and legal fees relating to the Company becoming a fully reporting public company, and (2) losses on foreign exchange. Excluding the expenses relating to being a public company, the general administrative expenses were actually lower by $10,312 or 10.6% from the same period in 1996. This is due to continuing efforts in automation at the office level and the general use of business systems which have now reached a plateau and should level-off.

     Provision for profit sharing increased by 33% from $4,395 for the three months ended April 30, 1996 to $5,832 for the three months ended April 30, 1997, as a result of the increase in profit.

     Interest income (net of interest expense) increased from ($3,182) for the three months ended April 30, 1996 to $23,905 for the three months ended April 30, 1997, as a result of interest earned on cash deposits obtained from the public offering.

     Before income taxes, the Company's income increased from $47,510 for the three months ended April 30, 1996 to $53,191 for the three months ended April 30, 1997. This increase in income resulted primarily due to higher sales.

     The Company's accrued income taxes increased from $15,543 for the three months ended April 30, 1996 and $17,097 for the three months ended April 30, 1997 as a result of the increase in taxable income.

     Net income increased from $31,967 for the three months ended April 30, 1996 to $36,094 for the three months ended April 30, 1997, primarily as a result of increased sales.

Financial Condition and Liquidity

     For the three months ended April 30, 1997, net cash used in operating activities totaled $138,624, including income from operations of $36,094 and depreciation of $35,418, and a net change in non-cash working capital of ($176,813). Net cash from financing activities was $57,359 which resulted from a increase in bank indebtedness of $115,797, and repurchase of shares for $58,438. Net cash used in investing activities was $95,670, as a result of the purchase of capital assets. Accounts receivable increased by $266,487 primarily due to increased sales from customers, Inventories increased by $188,378 as a result of build-up of raw materials for future products sold. Prepaid expenses decreased by $103,212 due to expenses incurred in the same period in 1996 that were associated with the Company's public offering. Accounts payable and accrued liabilities increased by $336,516 as a result of building up for higher sales volume in the second quarter in 1997. Income taxes payable decreased by $71,784 due to income tax payment due in April 1997. Working capital at April 30, 1997, was $2,943,432 compared to $3,059,351 at January 31, 1997.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


a)   Exhibits: There are no exhibits for the three months ended April 30, 1997.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1997
       -------------

                                          GLAS-AIRE INDUSTRIES GROUP LTD.



                                          /s/ Alex Y.W. Ding
                                          -------------------------------------
                                          Alex Y.W. Ding
                                          President and Chief Operating Officer