Form 10QSB
period 1997-07-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1997-09-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997


            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from          to
                                         -----------  -----------

                         Commission file number 1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                         84-1214736
--------------------------------                --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                  3137 GRANDVIEW HIGHWAY, VANCOUVER, BC V5M 2E9
                  ---------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                            -------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X     No
                          ----     ----

Number of shares outstanding of the issuer's Common Stock:

           Class                                    Outstanding at July 31, 1997
-----------------------------                       ----------------------------
Common Stock, $0.01 par value                                1,612,421

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----



                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Condensed Balance Sheets -
                July 31, 1997 and January 31, 1996                           3

               Consolidated Condensed Statement of Operations
                for the three months ended July 31, 1997 and
                1996 and six months ended July 31, 1997 and 1996             4

               Consolidated  Condensed  Statement  of Cash
                Flow for the three months ended July 31,
                1997 and 1996 and six months ended July 31,
                1997 and 1996                                                5

               Notes to Consolidated Condensed Financial Statements          6

     Item 2.  Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations                           7

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                  10



                                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                  Glas Aire Industries Group Ltd.
                               Consolidated Condensed Balance Sheet

                                                         July 31,            January 31,
                                                           1997                 1997
                                                       (Unaudited)           (Audited)
                                                       -----------           -----------
Assets
Current
     Cash and Equivalents                              $ 1,624,317           $ 2,119,932
     Accounts receivable                                 1,119,639               737,587
     Inventories                                           831,148               628,423
     Prepaid Expenses                                       42,635               158,509
     Deferred Offering Costs                                  --                    --
                                                       -----------           -----------
                                                         3,617,739             3,644,451
Fixed assets                                             1,555,068             1,220,531
                                                       $ 5,172,807           $ 4,864,982
                                                       ===========           ===========

Liabilities and Shareholders' Equity
Current
     Bank indebtedness                                 $   279,373           $   110,100
     Accounts Payable and accrued liabilities              535,398               459,738
     Incomes taxes payable                                  36,500                15,262
     Current portion - long term debt                         --                    --
     Current portion - capital lease                          --                    --
                                                       -----------           -----------
                                                           851,271               585,100
Long Term Debt
Obligation Under Capital Lease                                --                    --

Deferred Income Taxes                                      183,239               187,498
                                                       -----------           -----------
                                                         1,034,510               772,598
                                                       ===========           ===========
Shareholders' Equity
     Share capital                                          16,124                16,124
     Contributed surplus                                 3,539,951             3,539,951
     Treasury stock                                       (236,163)             (147,476)
     Retained earnings                                     850,041               699,634
     Cumulative translation adjustment                     (31,656)              (15,849)
                                                       -----------           -----------
                                                         4,138,297             4,092,384
                                                       $ 5,172,807           $ 4,864,982
                                                       ===========           ===========

                                   See accompanying notes


                                            - 3 -



                                                Glas Aire Industries Group Ltd.
                                        Consolidated Condensed Statement of Operations
                                                          (Unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                      July 31,          July 31,           July 31,           July 31,
                                                       1997               1996              1997                1996
                                                   -----------        -----------        -----------        -----------

Sales                                              $ 1,786,976        $ 1,183,000        $ 2,982,617        $ 1,970,363
Cost of sales                                        1,238,152            782,686          2,052,769          1,289,774
                                                   -----------        -----------        -----------        -----------
Gross profit                                           548,824            400,314            929,848            680,589
Expenses
     Depreciation                                       39,841             24,953             75,259             46,470
     Research and development                          124,803             57,833            220,679            107,736
     Selling and distribution                          112,414             81,045            198,508            138,735
     General and administrative                         99,286             97,030            227,805            193,109
     Provision for profit sharing                       20,713             21,676             26,545             26,071
     Interest                                          (17,869)           (22,670)           (41,774)           (19,489)
                                                   -----------        -----------        -----------        -----------
                                                       379,188            259,867            707,022            492,632
                                                   -----------        -----------        -----------        -----------
Income  before income taxes                            169,636            140,447            222,826            187,957
Income taxes - current                                  55,322             55,755             72,419             71,298
Income taxes - deferred                                   --                 --                 --                 --
                                                   -----------        -----------        -----------        -----------
Net Income (loss) for the period                   $   114,314        $    84,692        $   150,407        $   116,659
                                                   ===========        ===========        ===========        ===========
Net income per share of common stock               $      0.08        $      0.05        $      0.10        $      0.07
Weight average common shares outstanding             1,509,021          1,612,421          1,509,021          1,612,421
                                                   ===========        ===========        ===========        ===========





                            See accompanying notes to consolidated financial statements







                                                       Glas Aire Industries Group Ltd.
                                               Consolidated Condensed Statement of Cash Flows
                                                                 (Unaudited)


                                                                     Three Months Ended                    Six Months Ended
                                                                 July 31,           July 31,          July 31,           July 31,
                                                                   1997               1996              1997               1996
                                                               -----------        -----------        -----------        -----------

Increase (decrease) in cash
Cash flows from:
Operating Activities
     Income from operations                                    $   114,314        $    84,692        $   150,407        $   116,659
     Depreciation                                                   39,841             24,953             75,259             46,470
     Deferred income taxes                                           2,529             (1,217)            (4,259)              (124)
     Gain on sale of capital assets                                 (5,422)                 0             (5,422)                 0
     Net change in non-cash working capital                       (195,192)           303,588           (372,005)            70,128
     Cumulative translation adjustment                              10,728             (6,837)           (15,807)            (1,408)
                                                               -----------        -----------        -----------        -----------
        Net cash (used in) operating activities                    (33,202)           405,179           (171,827)           231,725
                                                               -----------        -----------        -----------        -----------

Financing Activities
     Decrease in obligation under capital lease                       --              (89,907)              --              (97,246)
     Repayment of long-term debt                                      --              (13,767)              --              (27,304)
     Purchase of treasury stock                                    (30,253)              --              (88,687)
     Share offering expenses                                          --             (811,301)              --             (811,301)
     Increase (decrease) in bank indebtedness                       53,476           (128,940)           169,273           (255,926)
     Common stock                                                     --            3,400,000               --            3,464,000
                                                               -----------        -----------        -----------        -----------
        Net cash (used in) financing activities                     23,223          2,356,085             80,586          2,272,223
                                                               -----------        -----------        -----------        -----------

Investing Activities
     Proceeds from sale of fixed assets                             20,763                263             20,763                263
     Purchase of capital assets                                   (329,464)          (172,889)          (425,137)          (216,684)
                                                               -----------        -----------        -----------        -----------

     Net cash used in investing activities                        (308,701)          (172,626)          (404,374)          (216,421)
                                                               -----------        -----------        -----------        -----------

Decrease in cash during the period                                (318,680)         2,588,638           (495,615)         2,287,527
                                                               -----------        -----------        -----------        -----------

Cash and equivalents, beginning of period                        1,942,997             28,996          2,119,932            330,107
                                                               -----------        -----------        -----------        -----------

Cash and equivalents, end of period                            $ 1,624,317        $ 2,617,634        $ 1,624,317        $ 2,617,634
                                                               ===========        ===========        ===========        ===========

Changes in non-cash working capital
     Accounts receivable                                       $  (330,755)       $  (307,627)       $  (382,052)       $   (92,436)
     Inventories                                                   (27,847)           173,588           (202,725)           187,087
     Prepaid expense                                               158,870            257,182            115,874            110,974
     Accounts payable and accrued liabilities                      (30,131)           135,152             75,660            (95,573)
     Income taxes payable                                           34,671             45,293             21,238            (39,924)
                                                               -----------        -----------        -----------        -----------
                                                               $  (195,192)       $   303,588        $  (372,005)       $    70,128
                                                               ===========        ===========        ===========        ===========



                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                  July 31, 1997

1. The Company believes; the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly, the financial position of the Company as of July 31, 1997 and the results of operations and cash flows for the three and six month periods ending July 31, 1997 and 1996, respectively.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 BC Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission for the fiscal year ended January 31, 1997.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                         July 31,                  July 31,
                                           1997                      1996
                                         --------                  --------
         Raw materials                   $605,286                  $375,937
         Work-in-progress                 126,699                    64,101
         Finished goods                    75,537                    45,977
         Supplies                          23,626                    16,755
                                         --------                  --------
                                         $831,148                  $502,770
                                         --------                  --------


5.    Bank Indebtedness                  July 31,                  July 31,
                                           1997                      1996
                                         --------                  --------
         Revolving Bank loan             $279,373                  $      0
                                         --------                  --------

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (4.75% January 31, 1997, 4.75% July 31, 1997) plus 1/2%. This line of credit is renewable annually.

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

6. Income (loss) per share is calculated by dividing the weighted average number of shares of common stock outstanding each period into the income
     (loss) for the period. Warrants outstanding were antidilutive. Treasury stock held by the Company is not included in the number of shares outstanding.

7. On May 2,1996 the Company issued 680,000 shares of its common stock in an underwritten public offering. As a result. The Company has 1,612,421 shares of its common stock issued and outstanding at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Three Months Ended July 31, 1997 vs Three Months Ended July 31, 1996
--------------------------------------------------------------------

     The Company's sales increased by 51.05% from $1,183,000 for the three months ended July 31, 1996 to $1,786,976 for the three months ended July 31, 1997. This increase was due primarily to (1) new sales of $290,205 or 24.53% generated by new customers, (2) sales of $171,907 or 14.53% generated by new products and (3) sales increases of $141,864 or 11.99% in additional orders from existing customers.

     Cost of sales for the three months ended July 31, 1997, increased 58.19% to $1,238,152 from $782,686 for the three months ended July 31, 1996. This increase resulted from an increase in sales, with a greater than expected increase in direct labor and overhead charges of $165,593 and an increase in materials cost of $289,873. As a percentage of sales, an increase of 14% in direct labor and overhead charges and 24.5% in material costs resulted in a decrease in gross profit margin of 3.13% to 30.71% for the three month period ended July 31, 1997, from 33.84% for the three month period ended July 31, 1996.

     Depreciation expense increased by 59.66% from $24,953 for the three months ended July 31, 1996 to $39,841 for the three months ended July 31, 1997. This increase was the result of bringing new equipment into service.

     Expenses for research and development increased by 115.80% from $57,833 for the three months ended July 31, 1996 to $124,803 for the three months ended July 31, 1997. This increase was the result of increased R&D activities relating to a number of new projects.

     Selling and distribution expenses increased by 38.71%, from $81,045 for the three months ended July 31, 1996 to $112,414 for the three months ended July 31, 1997. This increase was primarily due to increased commission expenses associated with increased sales.

     General and administrative expenses increased by 2.33% from $97,030 for the three months ended July 31, 1996, to $99,286 for the three months ended July 31, 1997, as a result of (1) increased consulting and legal fees relating to the Company becoming a fully reporting public company, and (2) losses on foreign exchange. Excluding the expenses relating to being a public company, the general and administrative expenses were actually lower by 3.2% from the same period in 1996. Management believes that this decrease resulted from continuing efforts in automation at the office level and the general use of business systems which have now reached a plateau and should level off.

     Provision for profit sharing decreased by 4.44% from $21,676 for the three months ended July 31, 1996 to $20,713 for the three months ended July 31, 1997. This decrease was the result of using a lower rate of 10% applied against this year's quarter as compared to 14% rate used for the same quarter in 1996.

     Interest income (net of interest expense) decreased by 21.18% from ($22,670) for the three months ended July 31, 1996 to ($17,869) for the three months ended July 31, 1997. This decrease occurred primarily because the Company had more cash on deposit earning interest during the comparable period in the prior year. The decline in interest bearing deposits resulted from the expenditure of funds to purchase additional assets to support the Company's increased sales.

     Before income taxes, the Company's income increased from $140,447 for the three months ended July 31, 1996 to $169,636 for the three months ended July 31, 1997. This increase in income resulted primarily due to higher sales.

     The Company's current provisions for income taxes decreased from $55,755 for the three months ended July 31, 1996 to $55,322 for the three months ended July 31, 1997. This decrease was the result of using a lower tax rate of 33% applied against this year's quarter as compared to the 40% rate used for the same quarter in 1996.

     As a result of the foregoing, net income increased from $84,692 for the three months ended July 31, 1996 to $114,314 for the three months ended July 31, 1997.

Six Months Ended July 31, 1997 vs Six Months Ended July 31, 1996
----------------------------------------------------------------

     The Company's sales increased by 51.37% from $1,970,363 for the six months ended July 31, 1996, to $2,982,617 for the six months ended July 31, 1997. This increase was due primarily to (1) new sales of $511,848 or 25.98% generated by new customers, (2) sales of $212,996 or 10.81% generated by new products and (3) sales increases of $287,410 or 14.58% in additional orders from existing customers.

     Cost of sales for the six months ended July 31, 1997, increased 59.16% to $2,052,769 from $1,289,774 for the six months ended July 31, 1996. This increase resulted from an increase in sales, with a greater than expected increase in direct labor and overhead charges of $211,151 and an increase in materials cost of $551,844. As a percentage of sales, an increase of 10.72% in direct labor and overhead charges and 28% in material costs resulted in a decrease in gross profit margin of 3.36% to 31.18 % for the six month period ended July 31, 1997, from 34.54% for the six month period ended July 31, 1996.

     Depreciation expense increased by 61.95% from $46,470 for the six months ended July 31, 1996 to $75,259 for the six months ended July 31, 1997. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 104.83% from $107,736 for the six months ended July 31, 1996 to $220,679 for the six months ended July 31, 1997. This increase was due to the increased level of research and development related to new projects.

     Selling and distribution expenses increased by 43.09%, from $138,735 for the six months ended July 31, 1996 to $198,509 for the six months ended July 31, 1997. This increase was primarily due to a combination of (1) higher sales commissions of 36.47% in 1997, (2) an increase in warranty claims of 12K or 7.82% pertaining to 1996 sales and (3) a 1.2% decrease due to deferral of travel and advertising expenses.

     General and administrative expenses increased by 17.97% from $193,108 for the six months ended July 31, 1996 to $227,805 for the six months ended July 31, 1997 as a result of (1) increased consulting and legal fees relating to the Company becoming a fully reporting public company, and (2) losses on foreign exchange. Excluding the expenses relating to being a public company, the general and administrative expenses were actually lower by 6.8% from the same period in 1996. Management believes that this decrease resulted from continuing efforts in automation at the office level and the general use of business systems which have now reached a plateau and should level off.

     Provision for profit sharing increased 1.82% from $26,071 for the six months ended July 31, 1996 to $26,545 for the six months ended July 31, 1997, as a result of the increase in profit.

     Interest income (net of interest expense) increased by 114.35% from ($19,489) for the six months ended July 31, 1996 to ($41,774) for the six months ended July 31, 1997. This increase occurred primarily because the proceeds of the company's public offering (remaining after purchase of assets) were available to earn interest for the entire six month period this fiscal year as compared to only the period from the closing of the Company's public offering in May of 1996 to the end of the period (i.e., 4 months versus 6 months).

     Before income taxes, the Company's income increased 18.55% from $187,957 for the six months ended July 31, 1996 to $222,826 for the six months ended July 31, 1997. This increase in income is primarily due to higher sales.

     The Company's current provision for income taxes increased from $71,298 for the six months ended July 31, 1996 to $72,419 for the six months ended July 31, 1997. This increase was the result of a lower tax rate during the current fiscal year of 33% as compared to a tax rate of 40% for the same period in 1996.

     As a result of the foregoing, net income increased 28.93% from $116,659 for the six months ended July 31, 1996 to $150,407 for the six months ended July 31, 1997.

Financial Condition and Liquidity
---------------------------------

     Working capital was $2,766,468 at July 31, 1997. The decrease in working capital primarily resulted from the expenditure of available cash for capital assets to support the Company's increased sales. The Company's current ratio (i.e., the ratio of current assets to current liabilities) also declined from approximately 6.23% at January 31, 1997 to 4.25% at July 31, 1997. For the six months ended July 31, 1997, net cash used in operating activities totaled $171,827, including income from operations of $150,407 and depreciation of $75,259 and a net change in non-cash working capital of $372,005, and a cumulative translation adjustment of $15,807. Net cash used in financing activities was $80,586, which resulted from an increase in bank indebtedness of $169,273, and repurchase of treasury stock for $88,687. Net cash used in investing activities was $404,374, primarily as a result of the purchase of additional capital assets. Over the six months ended July 31, 1997, changes in non-cash working capital occurred as follows: (i) accounts receivable increased by $382,052 primarily due to increased sales in July 1997. (ii) Inventories increased by $202,725. (iii) Prepaid expenses decreased by $115,874 . (iv) accounts payable and accrued liabilities increased by $75,660 primarily as a result of increased inventory; and (v) income taxes payable increased by $21,238 due to higher sales in this quarter. During the next six months the company anticipates making total capital expenditures of approximately $850,000 as follows: (i) $650,000 for machinery and equipment, (ii) $150,000 for leasehold improvements, and (iii) $50,000 for the QS9000 (Quality Control Certification) process.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits: There are no exhibits for the six months ended July 31, 1997.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended July 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 12, 1997
-------------------------

                                   GLAS-AIRE INDUSTRIES GROUP LTD.



                                   by:  /s/ Alex Y. W. Ding
                                      ------------------------------------------
                                      Alex Y. W. Ding
                                      President and Chief Operating Officer