Form 10QSB
period 1997-10-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1997-12-10
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997
                                                ----------------

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                       Commission file number    1-14244
                                             ---------------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                          84-1214736
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)



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

                               Yes  X     No
                                  -----     -----

Number of shares outstanding of the issuer's Common Stock:

            Class                                Outstanding at October 31, 1997
-----------------------------                    -------------------------------
Common Stock, $0.01 par value                                1,612,421

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets -
               October 31, 1997 and January 31, 1996                         1

             Consolidated Condensed Statement of Operations
               for the three months ended October 31, 1997
               and 1996, and for the nine months ended
               October 31, 1997 and 1996                                     2

             Consolidated  Condensed  Statement  of Cash Flow
               for the three months ended October 31, 1997
               and 1996 and for the six months ended
               October 31, 1997 and 1996                                     3

             Notes to Consolidated Condensed Financial Statements            4

     Item 2. Management's  Discussion and Analysis of Financial
             Condition and Results of Operations                           5-7

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                7


SIGNATURES                                                                   8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                     October 31,     January 31,
                                                         1997            1996
                                                     (Unaudited)      (Audited)
                                                     -----------    -----------
Assets

Current
     Cash and Equivalents                              1,871,162    $ 2,119,932
     Accounts receivable                                 901,915        737,587
     Inventories                                         686,831        628,423
     Prepaid Expenses                                     31,900        158,509
                                                     -----------    -----------
                                                       3,491,808      3,644,451
Fixed assets                                           1,502,184      1,220,531
                                                     -----------    -----------
                                                     $ 4,993,992    $ 4,864,982
                                                     ===========    ===========
Liabilities and Shareholders' Equity

Current
     Bank indebtedness                                              $   110,100
     Accounts Payable and accrued liabilities        $   503,233        459,738
     Incomes taxes payable                                89,890         15,262
     Current portion - long term debt                       --             --
     Current portion - capital lease                                       --
                                                     -----------    -----------
                                                         593,123        585,100
Long Term Debt
Obligation Under Capital Lease                              --             --
Deferred Income Taxes                                    179,324        187,498
                                                     -----------    -----------
                                                         772,447        772,598
                                                     -----------    -----------
Shareholders' Equity
     Share capital                                        16,124         16,124
     Contributed surplus                               3,539,951      3,539,951
     Treasury stock                                     (236,163)      (147,476)
     Retained earnings                                   952,321        699,634
     Cumulative translation adjustment                   (50,688)       (15,849)
                                                     -----------    -----------
                                                       4,221,545      4,092,384
                                                     -----------    -----------
                                                     $ 4,993,992    $ 4,864,982
                                                     ===========    ===========

See accompanying notes.






                                         Glas Aire Industries Group Ltd.
                                Consolidated Condensed Statement of Operations
                                                  (Unaudited)



                                                   Three Months Ended                     Nine Months Ended
                                              October 31,        October 31,        October 31,        October 31,
                                                  1997               1996               1997               1996
                                              -----------        -----------        -----------        -----------

Sales                                         $ 1,899,446        $ 1,215,439        $ 4,882,063        $ 3,185,802
Cost of sales                                   1,365,662            919,431          3,418,431          2,209,204
                                              -----------        -----------        -----------        -----------
Gross profit                                      533,784            296,008          1,463,632            976,598
                                              -----------        -----------        -----------        -----------
Expenses
     Depreciation                                  44,039             29,493            119,298             75,963
     Research and development                      90,035             73,760            310,714            181,496
     Selling and distribution                     107,505             77,529            306,014            216,264
     General and administrative                   127,121             88,382            354,924            281,489
     Provision for profit sharing                  16,655             (1,970)            43,200             24,101
     Interest                                     (17,494)           (31,237)           (59,268)           (50,725)
                                              -----------        -----------        -----------        -----------
                                                  367,861            235,957          1,074,882            728,588
                                              -----------        -----------        -----------        -----------
Income from operations                            165,923             60,051            388,750            248,010
Income taxes - current                             63,643             22,947            136,062             94,245
Income taxes - deferred                              --                 --                 --                 --
                                              -----------        -----------        -----------        -----------
Net Income (loss) for the period              $   102,280        $    37,104        $   252,688        $   153,765
                                              -----------        -----------        -----------        -----------
Net income per share of common stock          $       .07        $      0.02        $       .17        $      0.10
Weight average common shares outstanding        1,509,021          1,573,421          1,509,021          1,573,421
                                              -----------        -----------        -----------        -----------






See accompanying notes to consolidated financial statements









                                              Glas Aire Industries Group Ltd.
                                      Consolidated Condensed Statement of Cash Flows
                                                        (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                        October 31,        October 31,        October 31,        October 31,
                                                            1997               1996               1997               1996
                                                        -----------        -----------        -----------        -----------

Increase (decrease) in cash
Cash flows from:
Operating Activities
     Income from operations                             $   102,280        $    37,104        $   252,688        $   153,765
     Depreciation                                            44,039             29,493            119,298             75,962
     Deferred income taxes                                   (3,916)             3,548             (8,174)             3,424
     Net change in non-cash working capital                 394,000           (186,347)            21,996           (116,221)
     Cumulative translation adjustment                      (19,026)            17,953            (34,840)            16,547
                                                        -----------        -----------        -----------        -----------
        Net cash (used in) operating activities             517,377            (98,249)           350,968            133,477
                                                        -----------        -----------        -----------        -----------

Financing Activities
     Decrease in obligation under capital lease                --                 --                 --              (97,246)
     Repayment of long-term debt                               --                 --                 --              (27,304)
     Purchase of treasury stock                                --             (126,136)           (88,687)          (126,136)
     Share offering expenses                                   --                 --                 --             (811,301)
     Increase (decrease) in bank indebtedness              (279,373)           140,732           (110,100)          (115,194)
     Common stock                                                                 --                               3,464,000
                                                        -----------        -----------        -----------        -----------
        Net cash (used in) financing activities            (279,373)       $    14,596           (198,787)       $ 2,286,819
                                                        -----------        -----------        -----------        -----------

Investing Activities
     Proceeds from sale of fixed assets                                         13,460             15,340             13,460
     Purchase of capital assets                               8,841           (202,655)          (416,291)          (419,077)
     Deferred development costs                                                 (3,183)                               (3,183)
                                                        -----------        -----------        -----------        -----------
     Net cash used in investing activities                    8,841           (192,378)          (400,951)          (408,800)
                                                        -----------        -----------        -----------        -----------

Decrease in cash during the period                          246,845           (276,031)          (248,770)         2,011,496

Cash and equivalents, beginning of period                 1,624,317          2,617,634          2,119,932            330,107
                                                        -----------        -----------        -----------        -----------

Cash and equivalents, end of period                     $ 1,871,162        $ 2,341,603        $ 1,871,162        $ 2,341,603
                                                        -----------        -----------        -----------        -----------

Changes in non-cash working capital
     Accounts receivable                                $   217,722        $  (123,535)       $  (164,328)       $  (216,973)
     Inventories                                            144,316           (128,339)           (58,408)            58,750
     Prepaid expense                                         10,734           (151,135)           126,609            (40,161)
     Accounts payable and accrued liabilities               (32,165)           207,425             43,495            112,850
     Income taxes payable                                    53,393              9,237             74,628            (30,687)
                                                        -----------        -----------        -----------        -----------
                                                        $   394,000        $  (186,347)       $    21,996        $  (116,221)
                                                        ===========        ===========        ===========        ===========



See accompanying notes.




                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                October 31, 1997

1. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present, fairly, the financial position of the Company as of October 31, 1997 and the results of operations as well as cash flows for the three-month and nine-month periods ended October 31, 1997 and 1996.

2. These financial statements include the accounts of the company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions have been eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements for the fiscal year ended January 31, 1997 and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997, filed with the Securities and Exchange Commission.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                                   October 31,       October 31,
                                                      1997               1996
                                                    --------           --------
     Raw materials                                  $410,018           $473,224
     Work-in-progress                                159,458             81,078
     Finished goods                                   97,951             56,782
     Supplies                                         19,404             20,024
                                                    --------           --------
                                                    $686,831           $631,108

5.   Bank Indebtedness

                                                   October 31,       October 31,
                                                      1997              1996
                                                   -----------       -----------

     Revolving Bank loan                                             $  140,732

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (4.75 % January 31, 1997, 5.25 % October 31, 1997) plus 1/2%. This line of credit is renewable annually.

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

7. On May 2, 1996, the Company issued 680,000 shares of its common stock in an underwritten public offering. As a result, the Company had a total of 1,612,421 shares of its Common Stock issued and outstanding at October 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Three Months Ended October 31, 1997 vs Three Months Ended October 31, 1996

     The Company's sales increased by 56.28% to $1,899,446 for the three months ended October 31, 1997, compared to $1,215,439 for the three months ended October 31, 1996. This increase was due primarily to (1) new sales of $297,587 or 24.48% generated by new customers, (2) sales of $386,420 or 31.8% generated by new parts and additional orders from existing customers.

     Cost of sales for the three months ended October 31, 1997, increased 48.53% to $1,365,662 from $919,431 for the three months ended October 31, 1996. This increase resulted from an increase in sales, with a greater than expected increase in direct labor and overhead charges of $62,832 and an increase in material cost of $383,400. As a percentage of sales, an increase of 5.1% in direct labor and overhead charges and 31.5% in material costs resulted in an increase in gross profit margin of 3.75% to 28.1% for the three month period ended October 31, 1997 from 24.4% for the three months ended October 31, 1996.

     Depreciation expense increased by 49.32% from $29,493 for the three months ended October 31, 1996, to $44,039 for the three months ended October 31, 1997. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 22.1% from $73,760 for the three months ended October 31, 1996, to $90,035 for the three months ended October 31, 1997. This increase was primarily due to the Company conducting more research and in-house development rather than using outside contractors.

     Selling and distribution expenses increased by 38.67%, from $77,529 for the three months ended October 31, 1996, to $107,505 for the three months ended October 31, 1997. This increase was primarily due to (1) increased travel expenses relating to the Company's marketing efforts, (2) increased Commission expenses due to the addition of new customers and volume increases in sales orders from existing customers.

     General and administrative expenses increased by 43.8% from $88,382 for the three months ended October 31, 1996, to $127,121 for the three months ended October 31, 1997, as a result of (1) increased consulting and legal fees (15%) relating to the Company becoming a fully reporting public company, (this included $12,353 relating to annual reports to all investors), (2) losses on foreign exchange (31%). Excluding the expenses relating to being a public company, the general and administrative expenses were actually lower by 2% from the same period in 1996. Management believes that this decrease resulted from continuing efforts in automation at the office level and the general use of business systems which have now reached a plateau and should level off.

     Provision for profit sharing increased from $(1,970) for the three months ended October 31, 1996, to $16,655 for the three months ended October 31, 1997, as result of the increase in profit.

     Interest income (net of interest expense) decreased by 44% from $31,237 for the three months ended October 31, 1996, to $17,494 for the three months ended October 31, 1997, This decrease occurred primarily because the Company had more cash on deposit earning interest during the comparable period in the prior year. The decline in interest bearing deposits resulted from the expenditure of funds to purchase additional assets to support the Company's increased sales.

     The Company's income from operations increased 176.3% from $60,051 for the three months ended October 31, 1996, to $165,923 for the three months ended October 31, 1997. This increase in income resulted primarily from higher sales.

     The Company accrued income taxes of $22,947 for the three months ended October 31, 1996, compared to $63,643 for the three months ended October 31, 1997, as a result of the increase in taxable income.

     As a result of the foregoing, net income increased 175.66% from $37,104 for the three months ended October 31, 1996, to $102,280 for the three months ended October 31, 1997.

Nine Months Ended October 31, 1997 vs Nine Months Ended October 31, 1996

     The Company's sales increased by 53.24% to $4,882,063 for the nine months ended October 31, 1997, compared to $3,185,802 for the nine months ended October 31, 1996. This increase was due primarily to (1) new sales of $863,529 or 27.10% generated by new customers, (2) sales of $832,732 or 26.14% generated by new parts and additional orders from existing customers.

     Cost of sales for the nine months ended October 31, 1997, increased 54.74% to $3,418,431 from $2,209,204 for the nine months ended October 31, 1996. This increase resulted from an increase in sales, with a greater than expected increase in direct labor and overhead charges of $273,983 and an increase in material cost of $935,244. As a percentage of sales, an increase of 8.60% in direct labor and overhead charges and 29.36% in material costs resulted in a decrease in gross profit margin of .67% to 29.98% for the nine months ended October 31, 1997, from 30.65% for the nine month period ended October 31, 1997.

     Depreciation expense increased by 57.05% from $75,963 for the nine months ended October 31, 1996, to $119,298 for the nine months ended October 31, 1997. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 71.20% from $181,496 for the nine months ended October 31, 1996, to $310,714 for the nine months ended October 31, 1997. This increase was primarily due to the Company conducting more research and in-house development rather than using outside contractors.

     Selling and distribution expenses increased by 41.5%, from $216,264 for the nine months ended October 31, 1996, to $306,014 for the nine months ended October 31, 1997. This increase was primarily due to increased travel expenses relating to the Company's marketing efforts. Commission expenses also increased due to the addition of new customers and volume increases in sales orders from existing customers.

     General and administrative expenses increased by 26.1% from $281,489 for the nine months ended October 31, 1996, to $354,924 for the nine months ended October 31, 1997, as a result of (1) increased consulting and legal fees relating to the Company becoming a fully reporting public company, (2) increased in administration cost of $12,353 relating to annual reports to all investors,
(3) losses on foreign exchange. Excluding the expenses relating to being a public company, the general and administrative expenses were actually lower by 4.4% from the same period in 1996. Management believes that this decrease resulted from continuing efforts in automation at the office level and general use of business systems that have now reached a plateau and should level off.

     Provision for profit sharing increased by 79.25% from $24,101 for the nine months ended October 31, 1996, to $43,200 for the nine months ended October 31, 1997, as a result of the increase in profit.

     Interest income (net of interest expense) increased by 16.84% from $50,725 for the nine months ended October 31, 1996, to $59,268 for the nine months ended October 31, 1997, This increase occurred primarily because the proceeds of the company's public offering (remaining after purchase of assets) were available to earn interest for the entire nine month period this fiscal year as compared to only the period from the closing of the Company's public offering in May of 1996 to the end of the period. (i.e.. 7 months versus 9 months).

     The Company's income from operations increased by 56.75% from $248,010 for the nine months ended October 31, 1996, to $388,750 for the nine months ended October 31, 1997. This increase in income is primarily due to higher sales.

     The Company accrued income taxes of $94,245 for the nine months ended October 31, 1996, compared to $136,062 for the nine months ended October 31, 1997. This is the result of the increase in income from higher revenue.

     As a result of the foregoing, net income increased by 64.33% from $153,765 for the nine months ended October 31, 1996, to $252,688 for the nine months ended October 31, 1997.

Financial Condition and Liquidity

     Working capital was $2,898,685 at October 31, 1997 compared to $3,059,351 at January 31, 1997. The decrease in working capital primarily resulted from the expenditure of available cash from capital assets to support the Company's increased sales. For the nine months ended October 31, 1997, net cash provided from operating activities totaled $350,967, including income from operations of $252,688, depreciation of $119,298, a cumulative translation adjustment of $(34,840) and a net change in non-cash working capital of $21,996. Net cash used in financing activities was $198,787, which resulted from a decrease in bank indebtedness of $110,100, and the repurchase of treasury stock for $88,687. Net cash used in investing activities was $400,951, primarily as a result of the purchase of capital assets. Over the nine months ended October 31, 1997, changes in non-cash working capital occurred as follows: (i) Accounts receivable increased by $164,328 primarily due to increase in sales in October 1997, (ii) Inventories increased by $58,408, (iii) Prepaid expenses decreased by $126,609,
(iv) Accounts payable and accrued liabilities increased by $43,495 as a result of increased inventory; and (v) Income taxes payable increased by $74,628 due to higher sales. During the next three months the company anticipates making total capital expenditures of approximately $330,000 as follows: (i) $250,000 for machinery and equipment, (ii) $50,000 for leasehold improvements, and (iii) $30,000 for the QS9000 (Quality Control Certification) process.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits: There are no exhibits for the quarter ended October 31, 1997.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the nine months ended October 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   December 12, 1997                   GLAS-AIRE INDUSTRIES GROUP LTD.
        -----------------



                                            /s/ Alex Ding
                                            ------------------------------------
                                            Alex Ding, President