Form 10KSB
period 1998-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1998-04-30
CIK 911441

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended:  January 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _______________ to  ________________


                         Commission file number 1-14244


                        GLAS-AIRE INDUSTRIES GROUP LTD.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                          84-1072256
---------------------------------                       ------------------
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                             3137 Grandview Highway
                         Vancouver, B.C. V5M 2E9 Canada
                 ----------------------------------------------
                (Mailing Address of principal executive offices)

Registrant's telephone number, including area code   (604) 435-8801

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
 Common Stock, $0.01 par value                 Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            -------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
 Yes  X   No
    -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-K. Yes      No   X
                   -----    -----

The issuer's revenue for its most recent fiscal year was: $6,409,954

The aggregate market value of the issuer's voting stock held as of January 31, 1998, by nonaffiliates of the issuer was $2,809,752.

As of January 31, 1998, issuer had 1,587,504 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes   X    No
                                                     -----     -----

                                TABLE OF CONTENTS
                                -----------------

PART I                                                               PAGE

      Item 1.     Business                                             1
      Item 2.     Properties                                          12
      Item 3.     Legal Proceedings                                   12
      Item 4.     Submission of Matters to a
                  Vote of Security Holders                            12


PART II

      Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters                     13
      Item 6.     Selected Financial Data                             13
      Item 7.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                       14
      Item 8.     Financial Statements and Supplementary Data--
                  Independent  Auditor's Report                       19
      Item 9.     Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure              19


PART III

      Item 10.    Directors and Executive Officers of the
                  Registrant                                          19
      Item 11.    Executive Compensation                              21
      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                               23
      Item 13.    Certain Relationships and Related Transactions      24


PART IV

      Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                             26

SIGNATURES                                                            27

                                     PART I
                                     ------


Item 1 - Business
-----------------

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-KSB.

General

     The  Company  designs,  develops,   manufactures  and  sells  sunroof  wind
deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. It uses plastics and thermoforming technology to produce these products.

     During the fiscal year ended January 31, 1998, approximately 95% of the Company's sales were to automobile manufacturers. The Company's clients/joint product development partners include BMW Canada Inc., Chrysler Corporation, General Motors Corporation, General Motors of Canada Ltd., Honda Access America Inc., Honda Access Corp. (Japan), IMI Inc., Jaguar Cars Inc., Mazda North American Operations, Nissan Canada Inc., Nissan Motor Co. Ltd. (Japan), Nissan Motor Corporation in the U.S., Subaru of America Inc., Subaru Canada Inc., Toyota Canada Inc., Toyota Motor Corp. (Japan) and Uniparts Group Ltd. (UK). The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

     In 1989, the Company received the "British Columbia Export Award" and in 1992 and 1993, it was one of six companies out of approximately 500 to receive the "Nissan Superior Performance Award" granted to outstanding parts and accessories suppliers. In 1995, the Company was awarded the "Nissan First Team Supplier Award" for 1994 in recognition of its performance as a supplier to Nissan. In 1997, the Company received the Business Management Excellence award in export category from the ETHNO Business Council of British Columbia in conjunction with the Business Development Bank of Canada.

     The Company sells its products in the United States, Japan, Canada and the United Kingdom. Net export sales to customers by geographic area consisted of the following for each of the three years ended January 31, 1996, 1997 and 1998.

                                            Year ended January 31,
                           ----------------------------------------------------
                                1996                1997              1998
                                ----                ----              ----
                                      thousands of United States dollars)

United States              $3,420   82%        $3,121    72%       5,153    80%
Canada                        503   12%           620    14%         551     9%
Japan                         198    5%           491    12%         585     9%
Other                          71    1%            84     2%         121     2%

Industry Overview

     The Company operates in a diverse, expanding automotive products market. The Specialty Equipment Market Association's ("SEMA") '1997 Market Study' indicated that in 1996, this market segment ( the typical industry definition states that automotive specialty equipment is all products and services used to modify the performance, appearance, and/or handling of vehicles) reached $6.32 billion at the manufacturing level and retail sales were $17.65 billion, an increase of 45.2 percent from 1990's sales of $4.35 billion. In comparison, the total number of cars and light trucks registered in the U.S. increased 10.6 percent, going from 179 million in 1990 to 198 million in 1996.

     The market segment, Specialty Accessories and Appearance Products accounted for the largest share of 1996 sales in the specialty equipment market representing approximately 51.1% or $3.23 billion at the manufacturing level. The other two segments: Racing and Performance; and Wheels, Tires and Suspension Components had an estimated 24.1% and 24.8% market share, respectively. Management considers the Company's products: sunroof wind deflectors, hood protectors/deflectors and rear air deflectors to fall within the Specialty Accessories and Appearance Product category. Management intends to utilize its relationships with the parts & accessories department of various auto makers to promote these appearance products.

     During 1996 U.S. manufacturers sales of light-truck specialty equipment products reached an estimated $1.80 billion, and retail sales were approximately $5.03 billion, representing 28.5 percent of the overall specialty equipment market. Truck sales continued their six year rise capturing 43.7 percent of new vehicle (i.e., vehicles with a gross vehicle weight of 10,000 pounds or less ) unit sales for calendar year 1996. According to Keith Crain of Automotive News, March 23, 1998: "the hot segment in the next couple of years is going to be the all-wheel-drive four-door station wagon." Sales of the Company's products for light trucks and station wagons include its hood protectors and rear air deflectors had also increased steadily in recent years and the Company intends to continue to promote these products in the U.S.

     According to Automotive News, January 19, 1998, Japan's new vehicle sales, snapped a four-year streak of increases and fell 5 percent from 1996, to 6.73 million units. The year started strong as buyers rushed to beat an April 1 rise in sales tax. Management believes that a foundering Japanese economy combined with several major corporate bankruptcies caused sales to fall for the rest of the year. Industry executives are hoping for a rebound in the second half of 1998 on expectations that the Japanese government will complete the economic stimulus package. Sales of the Company's most popular product, sunroof wind deflectors managed to increase slightly contrary to the decline in new vehicle sales.

     According to SEMA, in 1996, 14.1% of vehicle owners purchased their accessories/appearance products from new-vehicle dealers (i.e., the network through which the Company's products are sold to the ultimate consumers) and 38.8% purchased these products directly through mail order and the remaining 47.1% from various sources in the after-market distribution network. Management of the Company is exploring the possibility of expanding the Company's method of distribution to include non-dealership retail outlets. See " --Business Strategy--New Distribution Channel."

Business Strategy

     Management's strategies for future operations and expansion are as follows:

     Increasing production capacity/efficiency. During the past year, the third CNC (Computer Numeric Control) router has been added, increasing the machining capacity and R&D/Engineering capability. Further, a CNC mill has also been purchased and successfully commissioned to improve the lead time of prototype/production tooling for thermoforming. In the past, the Company had to depend upon subcontractors for milling of large aluminum tools for thermoforming. The limited number of such subcontractors in the Pacific Northwest with mills suitable for this kind of work, limited the Company's lead time enhancement efforts. Management believes that this mill will provide the surface requirements for the Company's products to a demanding market segment more cost effectively than in the past. Management also intends to increase the efficiency of thermoforming by utilizing multi-task tools. The use of multi-task tools has already started. Another MAAC (a semi-automatic, rotary thermoforming machine considered a key capital resource for the Company's production) machine will be considered if and when justified by the increased business. Management believes that Work-in-Progress ("WIP") will be significantly reduced through the use of a powerful production planning program (developed by the Company and integrated into the computerized business systems), which should improve the overall efficiency of material handling on the factory floor. If WIP is reduced, this will also free-up scarce factory floor space and have a favorable impact on the inventory carrying costs. This particular strategy of WIP reduction avoids the purchase of expensive material handling equipment (e.g. conveyor system). Management also intends to focus its efforts upon improving the sales to overhead ratio and increase the Company's gross margin by reorganization, the use of more effective tools and better utilization of resources.

     Increasing sales to automobile manufacturers. Approximately 95% of the Company's sales are to automobile manufacturers. Management of the Company believes that increased sales to automobile manufacturers can be accomplished in two ways: (i) through increased sales of existing and new products to existing customers; and (ii) through the addition of new customers.

     The Company markets itself and its products to automobile manufacturers primarily through personal contact by management and by sales representatives, the distribution of written and computerized information about the Company and its products, incentive programs and attendance at trade shows. These efforts are aimed at increasing sales of existing products as well as obtaining contracts for the development and sale of new products to existing and new customers. Management is attempting to increase the Company's customer base by personally contacting new prospects, employing more effective marketing tools, utilizing sales representatives and utilizing its existing relationships with domestic and import automobile manufacturers. The Company has been working with Thyssen Nippon Co. Ltd. (a representative based in Japan) to increase both its customer base and sales to existing clients in Japan. Marketing efforts in North America are supported by B/T Western Corporation of California and Illinois and Patteri Sales Inc. of Michigan, both well established and highly respected companies in the automotive business.

     Frequently, an increase in sales to automobile manufacturers is accomplished through the development and introduction of new products. During the last year, the Company established a relationship with Daihatsu Motor Co. Ltd. (Japan) for the manufacture of products. Management is very pleased with the development of this relationship because the Company's products will be utilized as production parts (not accessories). The first associated shipment was made in April 1998. Management believes that the addition of Daihatsu to the Company's client list will enhance the Company's reputation in the automotive industry, and intends to use this success in its efforts to penetrate deeper into the Japanese automotive market.

     New distribution channel. Traditionally, a majority of the Company's products are channeled to parts distribution centers of major car manufacturers who, in turn, private labeled the parts via their dealer networks as accessories/options for automobile buyers. The Company is attempting to create a new distribution channel into the aftermarket through a joint venture with two reputable marketing/sales professionals in California, under Distinctive Motoring Inc. (DMI). DMI is scheduled to start test marketing in April 1998. There can be no assurance that the Company will succeed in developing this new distribution channel. The Company will continue to explore similar distribution opportunities in Japan and elsewhere; however, there can be no assurance that the Company will be successful in developing any new distribution channels. Last year, the Company carried 3% of its products into the aftermarket through Mac Neil Automotive Products Limited, however, this channel proved less than effective due to incompatibility of two companies' marketing strategies.

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

     Door visors. In 1996, the Company worked on a "door visor project" for Isuzu Car Life Company Limited of Japan ("ICL"). This project was successfully brought to prototype stage but canceled before it could be carried into production due to manufacturing delays attributable to the Company's subcontractor for injection moulded products, and difficulties with procurement of raw material acceptable to ICL. Although, at this time, the revival of the project with ICL is remote, the Company will seek other opportunities to utilize the technology it has developed. At present, management believes that no injection moulded door visors are being manufactured in North America due to the lack of technology related to moulding of such large parts with exacting requirements. In Japan, the door visor business is estimated at $100 million dollars per year at the factory level. Management believes that the U.S. represents a significant potential market for door visors. Although there can be no assurance, management is optimistic that the Company will be able to obtain Canadian Government's funding for its marketing activities of door visors in the United States.

     Possible Merger/Acquisition. Throughout the past year, the Management of the Company actively investigated several merger/acquisition opportunities; however, none of those investigations resulted in a viable merger/acquisition opportunity for the Company. Management of the Company will continue their efforts to identify suitable merger/acquisition opportunities. If a merger or acquisition were to occur, it could involve the issuance of additional shares of Common Stock of the Company which could dilute the ownership of the Company's shareholders.

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

     The following table sets forth the percentage of net sales of each of the Company's product lines for the years ended January 31, 1996, 1997 and 1998.

                                                   Fiscal year ended
                                                       January 31,
                                             ----------------------------
         Product Line                        1996         1997       1998
         ------------                        ----         ----       ----
Sunroof wind deflectors                       66%          54%        52%
Hood protectors                               21%          31%        22%
Rear air deflectors                           13%          15%        26%

     New Products. The Company intends to maintain its generic product groups (i.e. sunroof wind deflectors, hood protectors and rear air deflectors), however, it plans to upgrade its product offerings in all 3 categories to address its clients'/prospects' new, more stringent requirements in terms of surface finish, complex shapes, alternate attachment mechanisms and dimensional accuracy. This strategy is expected to increase the Company's competitiveness and help expand its target market, especially in Japan.

     Product Obsolescence/Design Changes. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the original equipment manufacturers ("OEMs"), OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform with design changes by the automobile manufacturers. The Company will attempt to counteract this with improved lead times, as a result of using more efficient design software and milling its own prototype tools for thermoforming. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

Major Customers

     The Company sells principally to automobile manufacturers in the United States, Japan, Canada and the United Kingdom. In the fiscal year ended January 31, 1998, sales in the United States accounted for approximately 81% of the Company's sales (including sales to United States subsidiaries of foreign automobile manufacturers). Canada accounted for 9% and Japan accounted for 9% of the Company's sales during the fiscal year ended January 31, 1998.

     As reflected below, the Company has three major customers who account for 9% or more of the Company's sales:



                                                                           Percent of Company's Sales
                                                                                Fiscal year ended
                                                                                  January 31,
                                                                          ------------------------------
         Customer                            Products                     1996        1997          1998
         --------                            --------                     ----        ----          ----

Nissan Motor Corporation               Sunroof wind deflectors,            35%         31%           34%
(in U.S.A)                             hood protectors and rear
                                       air deflectors

Honda Access America Inc.(1)           Sunroof wind deflectors             25%         25%           21%
                                       and rear air deflectors

Subaru of America Inc.                 Sunroof wind deflectors                         11%            9%
                                       and rear air deflectors


(1)  Prior to December 1994, the customer was American Honda Motor Co., Ltd.

     During the fiscal year ended January 31, 1998, approximately 11 other customers accounted for 36% of the Company's sales.

     The Company believes that it has a stable relationship with its customers, as evidenced by the fact that its four largest customers have dealt with the Company for more than three years. If, however, the Company were to lose Nissan Motor Corporation in the U.S., Honda Access America, Subaru of America Inc., General Motors Corporation in the USA, Toyota Tususho America Inc. or if these customers were to significantly reduce their purchases from the Company, the Company's revenues, earnings and financial position would be materially adversely affected.

     The Company manufactures accessories for the majority of its customers on a purchase order/invoice basis. For General Motors in the U.S., the Company has a virtual just-in-time drop shipment program utilizing its warehouse facilities in Bellingham, WA. The Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, or in the case of replacement parts and accessories, for the balance of the life of the new vehicle warranty or a minimum of 12 months or 12,000 miles after the date of installation on the vehicle, whichever is greater. The Company is obligated to reimburse its OEM customers for all legitimate quality related warranty claims paid by them.

Manufacturing

     The Company currently manufactures and assembles its products at its plant in Vancouver, B.C., Canada. The Company's current line of products are produced primarily from acrylic based raw materials, using thermoforming. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. The Company is able to meet the stringent Japanese surface requirements by using an enhanced thermoforming process it has developed, using milled aluminum tools, in a clean-air facility. Most of the product developments which the Company will undertake will use existing technology.

     The Company's manufacturing operation consists of four major functions: (i) cutting; (ii) molding; (iii) machining; and (iv) finishing. Cutting entails cutting the acrylic, which is purchased in large sheets, to an appropriate size for the product being manufactured. Molding is one of the most critical operations demanding accurate control of many parameters - tooling, timing, heating and cooling. The Company currently utilizes one three-station rotary thermoformer which performs three functions simultaneously - loading/unloading, heating and forming. The three stations rotate so that after the machine operator loads the acrylic it passes automatically through the heating station followed by the forming station and finally to the unloading station without further human intervention. Next, the molded pieces of acrylic are machined to form the blades of the wind deflector. This function is performed primarily with computer numeric control ("CNC") routers. Finishing consists of (i) flame polishing whereby the edges of the blades are polished by use of a flame; (ii) stamping identifying marks on the product; (iii) application of gasket/extrusion; (iv) labeling; (v) cleaning; and (vi) boxing. Last year, the Company completed the installation of an extensive dust containment system and implemented complimentary operations to meet the more stringent requirements of some of its customers.

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

     Quality Assurance. Management maintains strict quality assurance procedures for all products manufactured by the Company throughout the manufacturing process. The Company's acrylic suppliers provide a certificate with each batch of acrylic showing that it has been sampled for heat and other tests relative to its production. Other incoming components are manufactured according to specifications provided by the Company and are checked upon receipt against these specifications by the Company's incoming inspection personnel. During the production stage, the Company's quality assurance personnel monitor each operation in the manufacturing process. All work in process is also checked during the fabrication and assembly processes using operator statistical process control procedures. The Company emphasizes that quality is the responsibility of every employee. After packing and before shipment, the quality assurance personnel randomly check goods according to product specifications.
Historically, the Company's level of defective products has been low, representing approximately 1% of annual net sales. Generally, the Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, and is obligated to reimburse the automobile manufacturer for all legitimate quality related warranty claims paid by it. To date, the Company's warranty expenses have been insignificant.

     Management of the Company intends to register for QS-9000 quality standards. These standards were developed by Chrysler/Ford/General Motors
Supplier Quality Requirements Task Force. In September 1997, the Company appointed a professional as the QS9000 Coordinator, prepared/published its QS-9000 Quality Manuals, trained its employees and had a "pre-assessment" done by QMI (Quality Management Institute) in December 1997: the Company intends to complete the implementation process by fall of 1998 then apply for certification. It must be noted that substantial effort/expense is required to implement all of the practices mandated by QS-9000. Management is optimistic that the Company will receive its certification before the end of calendar 1999. However, investors are cautioned that there can be no assurance that the Company will, in fact, be granted QS certification or that, once granted, it will retain such certification.

Marketing and Distribution

     Marketing. The Company markets itself primarily through personal contact, the distribution of written and computerized information about the Company and its products, incentive programs and attendance at trade shows. These functions are primarily performed by management of the Company; however, the Company has contracts with two sales representatives in the United States, who have established relationships with large automobile manufacturers and a distribution arrangement with a Company in Japan. The Company intends to augment its marketing/sales efforts in Japan by establishing an office there and moving its Japanese Technical Liaison Officer from Vancouver B.C. to Japan. The sales representatives handle the day-to-day customer contacts. As the Company's sales increase, the Company may hire additional personnel or may contract with additional sales representatives if additional marketing personnel are needed.

     Management believes that the Company should attempt to strengthen its customer base by increasing both the number of customers and the number of products sold to each customer, by expanding into additional geographic markets and through establishing new channels of distribution. (See "Business--Business Strategy.") In that regard, management intends to utilize the following promotional strategies:

     - The Company's existing corporate brochure as well as other promotional matter will be reviewed/updated to include new products and processes, when necessary. A new brochure was published in April 1997 also new display materials were created for trade shows etc.

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

     - Representatives of the Company will continue traveling to Japan, China, Europe etc. to present the Company and its products to prospects as well as new distributors or other contacts for entering the non-dealership after-market segment.

     - The Company will continue increasing its participation in major trade shows associated with its products.

     Door visors. The Company will seek opportunities to utilize the technology it has developed related to injection moulded door visors. Management does not believe that injection moulded door visors are being manufactured in North America due to the lack of technology related to moulding of such large parts with exacting requirements. In Japan, the door visor business is estimated at $100 million dollars per year at the factory level. Management believes that the U.S. represents a significant potential market for door visors. Although there can be no assurance, management is optimistic that the company will be able to obtain Canadian government funding for its marketing activities of door visors in the United States.

     Distribution. The Company's products are supplied to parts distribution centers of major car manufacturers who, in turn, private label the parts via their dealer networks as accessories/options for automobile buyers. The Company is attempting to create a new distribution channel into the aftermarket through a joint venture with two reputable marketing/sales professionals in California, under Distinctive Motoring Inc. (DMI). DMI is scheduled to start test marketing in April 1998.

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

Research and Development and Product Design

     Management believes that its product as well as process development capabilities are important to the future success of the Company's business. The Company has three permanent employees engaged in research and development at its Vancouver facility. In addition, the Company contracts out the Company's research and development function to a research and development company which employs four permanent research and development professionals who work on the Company's projects. During the fiscal years ended January 31, 1996, 1997 and 1998, the Company spent approximately $264,856, $395,099 and $393,182, respectively, towards research and development. The increase in research and development costs from 1996 to 1998 resulted from increased research and development activities associated with development of new products and improvements to existing products. Research and Development activities have been directed towards refinement of a convenient hood protector attachment system using adhesion, research into various materials used for thermoforming tools and development of sophisticated software to facilitate complex machining of deflector blades. Management expects that this trend of increased spending on research and development activities will continue with emphasis upon procurement of an advanced CAD/CAM (Computer Aided Design/Computer Aided Manufacturing) software and related hardware. This strategy is expected to reduce the typical design time by 30%. As the Company's customers are principally automobile manufacturers, the major responsibility of the product design personnel is to produce designs to the satisfaction of and in accordance with the specifications developed with or provided by the automobile manufacturers. The Company's current cycle time for product development ranges 3-6 months. The use of advanced CAD/CAM combined with in-house milling of thermoforming tools is projected to shrink this cycle time to 2-4 months.

     When the design of a vehicle model changes configuration, the Company must retool its products to insure proper fit of its products. Although frequent model or configuration changes would increase the Company's costs, in this case, tooling costs generally are not substantial and frequently may be passed on to the customer, often over a two year period. However, investors are cautioned that continued utilization of the Company's products by the OEMs as well as the aftermarket is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform with design changes by the automobile manufacturers and that design changes and product obsolescence could have a material adverse effect on the Company's profitability.

Competition

     The Company has several competitors which have substantially greater technical, financial and marketing resources than the Company. The Company's major competitor in the sunroof wind deflector market is Plastic Form (a subsidiary of Mascotech of the U.S.). In the hood protector and rear air deflector market, its major competitor is still Autotron (a subsidiary of Deflecta-Shield).

     Management believes that the principal competitive factors in the OEM automobile accessories industry, in order of importance, are quality, customer service and price. Management of the Company believes that the Company can effectively compete because of the high quality of the Company's products and its commitment to customer service and product innovation.

Seasonality

     The Company's products are not subject to significant seasonal variation. The Company's backlog as of any given date is not a meaningful measure of the Company's future business because the Company's customers generally require rapid shipment of orders.

Employees

     As of January 31, 1998, the Company employed 52 production workers, 7 research and development personnel, 2 clerical/administrative staff and 3 management staff members. In addition, the Company has a contract with a research and development company with 4 engineers and technologists for the Company's projects.

     The Company attempts to maintain amiable and communicative relations with its employees. The Company is not a party to any labor contracts or collective bargaining agreements. The Company has experienced no labor stoppages in recent years and management believes that relations with its employees are satisfactory. The Company believes there is an adequate supply of suitable labor available.

Factors That May Affect Future Results

     Major Customers. The Company has three customers which, together, accounted for 64% of its sales during the fiscal year ended January 31, 1998. There can be no assurance that these customers will continue to purchase the Company's products at these levels in the future. The loss of any one of these major customers, or a significant reduction in their purchases from the Company, would have a material adverse effect upon the Company and its operations.

     Dependence Upon Automobile Industry. The Company's products consist exclusively of automobile accessories, specifically sunroof wind deflectors, hood protectors and rear air deflectors, which are sold to OEMs. Accordingly, the market for the Company's products is tied to the success of the automobile industry, and the success of the Company is dependent upon that single industry. A significant decline in the automobile industry, in general, over which the Company would have no control, could have a serious adverse effect on the Company and its business. In addition, economic factors adversely affecting automobile production and discretionary consumer spending could have a material adverse effect on the Company's results of operations.

     Dependence Upon Japanese Automobile Manufacturers. A significant percentage of the Company's sales were to Japanese automobile manufacturers or United States or Canadian subsidiaries of Japanese automobile manufacturers. The passage of protectionist legislation, including increased import tariffs, or public sentiment against imports could result in a decrease in sales of Japanese automobiles which would have a direct negative impact on the Company's sales. In addition, the significant economic problems being experienced in Japan could have a material and adverse affect upon the Company's Japanese customers, which could materially and adversely affect the Company. Although management expects that the Company's sales will be influenced by the unfavorable economic situation in Japan, management believes that the Company will be able to address sales declines from that segment of its market by sales of new products to the Company's North American customers. Further, the devaluation of the Japanese Yen could result in Japanese automobile manufacturers looking to Japanese suppliers of automobile accessories which also could have a serious negative impact on the Company's sales.

     Dependence Upon Key Personnel. The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management as well as upon the Company's ability to attract and retain qualified engineering, technical, design, marketing and production personnel. In particular, the Company is dependent upon the experience and abilities of Edward Ting, the Company's Chief Executive Officer and the Chairman of its Board of Directors, Alex Ding, the Chief Operating Officer and President of the Company, and Omer Esen the General Manager and Chief Financial Officer of the Company. Accordingly, the loss of the services of Mr. Ting, Mr. Ding, Mr. Esen or other key personnel could have a material adverse effect on the Company and its future operations. If Mr. Ting, Mr. Ding, or Mr. Esen were to be unavailable for any reason, there can be no assurance that the Company would be able to employ a qualified person or persons on terms suitable to the Company.

     Competition. The Company's sales and profitability should be considered in light of the competitive environment in which the Company operates. The Company's business is in an industry which is highly competitive, and many of its competitors, both local and international, have substantially greater technical, financial and marketing resources than the Company. The principal factors which determine the Company's competitive position include quality, customer service and price. Management believes that its research and development capabilities, concentration on increased production efficiencies and commitment to customer service and product innovation will enable the Company to continue to compete effectively. However, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's competitors or by automobile manufacturers themselves. In addition, there are no significant technological or manufacturing barriers to entry into the automobile accessories business in which the Company operates.

     Currency Fluctuation. The Company's sales are principally transacted in United States dollars, whereas its labor, overhead and some component costs are paid in Canadian dollars. Fluctuations in the value of the United States dollar versus other currencies (primarily the Canadian dollar and the Japanese yen), and fluctuations in the relative values of those currencies, may have an impact on the Company's financial performance. The Company does not engage in hedging activities with respect to currency fluctuations. Although, to date, the Company has avoided significant losses from currency fluctuations, there can be no assurance that the Company will be able to avoid such losses from currency fluctuations in the future.

     Dependence on Component and Raw Materials Suppliers. The Company purchases raw materials, primarily acrylic, and certain component parts used in the manufacture of its products from various suppliers. The Company does not have long-term supply agreements with any of its suppliers. Although the Company does not anticipate significant delays or disruption in the manufacture and delivery of its raw materials or components, there can be no assurance that delays or disruptions will not occur. The loss or breakdown of the Company's relationships with its suppliers could subject the Company to delays in the delivery of its product to customers and loss of customers. In addition, increased prices for raw materials or component parts could have a material adverse effect on the Company's profitability.

     Manufacturing Risks. The Company's business is subject to many of the risks inherent in the manufacturing business, including risks associated with production equipment failure, fluctuating costs of raw materials and component parts, shortages of raw materials, changes in governmental regulations, labor shortages, work stoppages and other labor difficulties. Any significant interruption of manufacturing activities could have a material adverse effect on the Company's operations.

     Product Obsolescence and Design Changes. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform with design changes by the automobile manufacturers. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

     Dependence on a Limited Number of Products. The Company manufactures and sells sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. The Company's sales of each of these products are dependent on the popularity of the type of vehicle or the vehicle accessory to which the product relates. For example, a decline in popularity of sunroofs would result in decreased sales of sunroof wind deflectors while a decline in popularity of light trucks (which includes sport-utility vehicles as well as pickup trucks) and mini-vans would result in decreased sales of hood protectors and rear air deflectors. Although not anticipated in the foreseeable future, such events could have a material adverse effect on the Company's business.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop, market and ship products on a timely basis, that competitive conditions within the automotive industry will not change materially or adversely, that demand for the Company's products will remain strong, that the Company will retain existing customers and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, the business and operation of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2 - Properties
-------------------

     The Company currently rents on a month-to-month basis 21,777 square feet of factory, warehouse and office space located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9 from two unaffiliated parties. The current total rent is CDN$9,779 per month. The Company is responsible for its share of common area expenses and maintenance.

     The Company also rents on a month-to-month basis 5,000 square feet of warehouse space in Bellingham, Washington, at a rental of US$1,800 per month. This facility is used primarily for warehousing products for distribution to certain US customers.

     Although these facilities are adequate for the Company's present level of business, the configuration of the factory space limits the Company's ability to make improvements to productivity through the use of manufacturing cells.
Management believes that a cost effective solution to permit the use of manufacturing cells, involves building a mezzanine to raise the offices above the factory floor, which should allow expansion of the effective factory floor by 10%. Further space requirements would necessitate moving to a larger premises.

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

    Quarter Ended                            High Bid             Low Bid
    -------------                            --------             -------
    Fiscal 1998
    May 1 thru July 31, 1997                   $2.125             $1.625
    August 1 thru October 31, 1997             $3                 $2
    November 1 thru January 31, 1998           $3.25              $2.50

     The closing bid price of the Common Stock as of April 24, 1998, was $2.50 per share. As of January 31, 1998, the Company had approximately 30 shareholders of record and estimates that its Common Stock was beneficially owned by in excess of 500 shareholders based upon ownership in "street name."

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

     The selected financial information set forth below is derived from the audited consolidated financial statements of the Company, which are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The consolidated financial statements at January 31, 1997 and 1998 and for the fiscal years ended January 31, 1996, 1997 and 1998 have been audited by BDO Dunwoody, Chartered Accountants, and appear elsewhere herein. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."





                                                                As of January 31,
                                                  --------------------------------------------
Balance Sheet Data                                   1997                             1998
                                           (In thousands of United States dollars, except share data)
Working capital                                   $  3,059                             $ 3,086
Total assets                                         4,865                               5,047
Long-term debt                                         ---                                 ---
Obligation under capital lease                           0
Deferred income taxes                                  187                                 281
Shareholders' equity                                 4,092                               4,213

                                                              Year ended January 31,
                                                  --------------------------------------------
Income Statement Data                                1996             1997            1998
                                                     ----             ----            ----

Sales                                             $  4,192         $  4,316             $6,410
Cost of sales                                        2,742            3,028              4,506
                                                 ---------        ---------             ------
Gross profit                                         1,450            1,288              1,904
                                                 ---------        ---------             ------
Research and development                               265              395                393
Selling and distribution                               326              282                386
General and administrative                             503              414                528
Provision for profit sharing                            32               23                 68
Interest                                                16              (61)               (74)
                                                 ---------        ---------             ------
Total expenses                                       1,142            1,053              1,301
                                                 ---------        ---------             ------
Income before income taxes                             308              235                603

Income taxes                                           123              126                257
                                                 ---------        ---------             ------
Net income                                        $    185         $    110               $346
                                                 =========        =========             ======
Earnings per share                               $    0.20        $    0.08             $ 0.23
                                                 =========        =========             ======
Weighted average number of
   shares outstanding                              921,890        1,426,038          1,519,405


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview

     The Company derives its revenues from the sale of automotive accessories manufactured by it. The Company's sales increased from $4,191,581 for the fiscal year ended January 31, 1996, to $4,316,372 for the fiscal year ended January 31, 1997 and to $6,409,954 for the fiscal year ended January 31, 1998. The Company had net income of $184,584 in the fiscal year ended January 31, 1996, with a decrease to $109,800 in net income for the fiscal year ended January 31, 1997, and an increase to $346,328 in net income for the fiscal year ended January 31, 1998. Gross profit margins decreased to 34.6% for the fiscal year ended January 31, 1996, and to 29.8% for the fiscal year ended January 31, 1997, and to 29.7% for the fiscal year ended January 31, 1998 due to increased expenses; however, management believes that it will be able to increase gross profit and net income in future periods by increasing the Company's production capacity and production efficiency. Increased revenue in future periods will depend on the Company's ability to strengthen its customer base through the development of new products, increasing the number of customers and expanding into additional geographic markets and distribution channels, while maintaining or increasing sales of its existing products to current customers. Management intends to increase production capacity and production efficiency through the purchase of additional equipment and machinery. Further, management also intends to focus its efforts upon improving the sales to overhead ratio and increase the Company's gross margin by reorganization, the use of more effective tools and better utilization of resources. Management of the Company intends to investigate manufacturing acrylic for the Company's own use, and to purchase acrylic manufacturing equipment if management determines that it is in the best interests of the Company to do so. Management believes that it may be able to significantly reduce its raw materials costs by manufacturing its own acrylic. Investors are cautioned that the possibility of manufacturing acrylic is in the investigative stage and management may or may not proceed with the purchase of acrylic manufacturing equipment following the completion of its investigation. Investors are further cautioned that there can be no assurance that gross profit and net income will, in fact, increase in future periods. See "Use of Proceeds" and "Business--Business Strategy."

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                                 Year ended January 31,
                                     -------------------------------------------
                                      1996               1997              1998
                                     -------------------------------------------
Net sales                            100.0%             100.0%            100.0%
Cost of sales                         65.4               70.2              70.3
                                     -----              -----             -----
Gross profit                          34.6               29.8              29.7
                                     -----              -----             -----
Research and development               6.3                9.2               6.1
Selling and distribution               7.8                6.5               6.0
General and administrative            12.0                9.6               8.2
Provision for profit sharing           0.8                0.5               1.1
Interest                               0.4               (1.4)             (1.1)
                                     -----              -----             -----
Income before income taxes             7.3                5.4               9.4
Income taxes                           2.9                2.9               4.0
                                     -----              -----             -----

Net income                             4.4                2.5               5.4
                                     =====              =====             =====

Year Ended January 31, 1998 Compared to Year Ended January 31, 1997

     Sales. The Company's sales increased by 48.5% from $4,316,372 for the year ended January 31, 1997, to $6,409,954 for the year ended January 31, 1998. This increase resulted primarily (1) from the addition of new customers, (2) sales of new parts, and (3) additional orders from existing customers. Revenues from the Company's three major customers accounted for approximately 64% of the Company's sales during the year ended January 31, 1998.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased slightly from 29.8% for the year ended January 31, 1997 to 29.7% $1,904,065 for the year ended January 31, 1998. This net decrease of 0.14% was due primarily to (1) an increase in the value of Canadian dollar which diminished the exchange rate benefit reflected in the gross profit margin of the Company for the prior fiscal year, (2) an increase in depreciation due to the placement new equipment service, and (3) an increase in direct labor and overhead cost.

     Research and Development. Expenses for research and development decreased slightly by 0.48% from $395,099 for the year ended January 31, 1997, to $393,182 for the year ended January 31, 1998. This decrease was primarily due to increased utilization of the Company's Engineering department for R&D activities.

     Selling and Distribution. Selling and distribution expenses increased by 37%, from $281,669 for the year ended January 31, 1997, to $386,098 for the year ended January 31, 1998. This increase was primarily due to (1) the increase of $19,548 travel & promotion expenses relating to the Company's marketing efforts,
(2) the increase of $72,670 commission expenses from the addition of new customers and volume increase in sales order from existing customers, and (3) an increase of 1996 warranty claims of $12,202.

     General and administrative. General and administrative expenses increased by 27.4% from $414,174 for the year ended January 31, 1997, to $527,552 for the year ended January 31, 1998, as a result of (1) increased administration cost of $12,435 relating to the preparation of annual reports to all investors, (2) additional consulting fees of $15,019 relating to the QS9000 (Quality Control Certification) process and Project Teamwork Assessment, (3) an increase of $22,800 in consulting, legal, and annual fees relating to the Company becoming a fully reporting public company, (4) a loss of $18,415 on the sale of fixed assets, (5) a loss on foreign exchange of $34,875, and (6) increase in cash discount, bad debt and other administration cost of $9,834.

     Provision for Profit Sharing. Provision for profit sharing increased by 191.5% from $23,498 for the year ended January 31, 1997 and to $68,504 for the year ended January 31, 1998. This increase was a result of the higher profitability of the Company.

     Interest. Interest income (net of interest expense) increased from $61,354 for the year ended January 31, 1997, to $74,256 for the year ended January 31, 1998, primarily as a result of interest earned on cash deposits obtained from the public offering.

     Income before Income Taxes. Before income taxes, the Company's income increased from $235,318 for the year ended January 31, 1997, to $602,985 for the year ended January 31, 1998.

     Income Taxes. The Company provided for income taxes of $256,657 for the year ended January 31, 1998. The Company's effective tax rate in 1998 was 42.5%.

     Net Income. Net income increased from $109,800 for the year ended January 31, 1997, to $346,328 for the year ended January 1998.

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

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased from 34.6% for the year ended January 31, 1996, to 29.8% for the year ended January 31, 1997, This net decrease of 4.8% was due primarily to (1) increase in material cost of 1.8%, and (2) increase in labor cost of 3% due to the unproductive labor hours consumed, in implementing the new vacuum thermoforming plus CNC trimming technologies on the factory floor.

     Research and Development. Expenses for research and development increased by 49% from $264,856 for the year ended January 31, 1996, to $395,099 for the year ended January 31, 1997. This increase was primarily due to increased utilization of the Company's Engineering department for R & D activities.

     Selling and Distribution. Selling and distribution expenses decreased by 13.7%, from $326,490 for the year ended January 31, 1996, to $281,669 for the year ended January 31, 1997. This decrease was primarily due to decreased travel expenses, decreased advertising and promotion.

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

     Provision for Profit Sharing. Provision for profit sharing decreased by 27.7% from $32,516 for the year ended January 31, 1996, to $23,498 for the year ended January 31, 1997. This decrease was a result of the lower profitability of the Company.

     Interest. Interest income (net of interest expense) increased from ($15,732) for the year ended January 31, 1996, to $61.354 for the year ended January 31, 1997, primarily as a result of interest earned on cash deposits obtained from the public offering.

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

Liquidity and Capital Resources

     The Company has traditionally relied on internally generated funds and short-term bank borrowings to finance its operations and expansion, although capital expenditures have been partly financed by long-term debt. In May 1996 the Company received net proceeds from a public offering amounting to $2,773,000.

     The Company has in place a demand revolving credit facility in the principal amount of CDN$1,000,000 with a financial institution. As of January 31, 1998, the Company had not utilized any of its credit facility. Interest on this indebtedness equals the Canadian prime rate plus 1/2%. The credit facility is secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. The credit facility was renewed in December 1997 for a one-year period. During the fiscal year ended January 31, 1998, the Company paid a total of $10,667 in interest. There was no amount of total short-term borrowings outstanding at January 31, 1998, as compared to $110,100 outstanding at January 31, 1997.

     Working capital was $3,085,135 at January 31, 1998. For the year ended January 31, 1998, net cash generated from operations was $1,227,242 including net income of $346,328, depreciation of $159,310, deferred income taxes of $93,829, and a net change in non-cash working capital of $610,337. Term deposits decreased by $1,000,000 and accounts receivable increased by $462,864 primarily due to the increase in sales at the end of January 1998. Inventories increased by $144,357 as a result of the buildup of raw materials just prior to year end. Prepaid expenses decreased by $139,414 and accounts payable increased by $942.

     Net cash used in financing activities amounted to $276,653 for the year ended January 31, 1998, primarily due to decrease in bank indebtedness of $110,100, and repurchase of shares for $166,553.

     Net cash used in investing activities amounted to $365,033 for the year ended January 31, 1998, was primarily due to the purchase of fixed assets. Net cash used in investing activities amounted to $573,861 and $137,226 for the years ended January 31, 1997 and 1996, respectively. Capital expenditures during the year ended January 31, 1998 totaled $442,921 and were financed primarily by the funds received during fiscal 1997 from the public offering. Capital expenditures during the years ended January 31, 1997 and 1996 totaled $586,305 and $188,197, respectively.

     The Company expects that working capital requirements and capital additions will continue to be funded through a combination of the proceeds of the public offering completed in May 1996, internally generated funds, and existing bank facilities and capital leases. The Company's working capital requirements are expected to increase in line with the growth of the Company's business, and it either has or will generate sufficient working capital to meet the Company's requirements during this fiscal year. During the current fiscal year, the Company anticipates making total capital expenditures of approximately $650,000 as follows: (1) $160,000 for the leasing of a CNC Milling Machine Centre, (2) $230,000 for a MAAC Machine, (3) $70,000 for computer aided design software and related hardware, (4) $150,000 for leasehold improvements, and (5) $40,000 for the QS9000 (Quality Control Certification) process.

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

     Exchange rates between the United States and Canadian dollar for the fiscal years ended January 31, 1998, 1997 and 1996, including the average exchange rate for the period, are as follows:

     Fiscal year ended                                    Average Exchange Rate
        January 31,               Exchange Rate               for Period
        -----------               -------------               ----------

           1998               1.U.S.$:1.4556 Cdn.$        1 U.S.$:1.3844 Cdn.$
           1997               1.U.S.$:1.3470 Cdn.$        1 U.S.$:1.3625 Cdn.$
           1996               1 U.S.$:1.3734 Cdn.$        1 U.S.$:1.3685 Cdn.$

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     Included at pages F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and; Financial Disclosure
--------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The directors, executive officers, and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:

      Name                  Age        Position
      ----                  ---        --------

Edward Ting                 50         Chief Executive Officer and Chairman
                                       of the Board of Directors

Alex Yie Wie Ding           38         President, Chief Operating Officer
                                       and Treasurer and Director

Omer Esen                   55         General Manager, Chief Financial Officer

Linda Kwan                  52         Financial Controller

Chris G. Mendrop            46         Director

Clement Cheung              43         Director


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

     Linda Kwan. Ms Kwan has served as the Company's Accounting Manager from March 1995 until November 1996 at which time she was appointed as the Financial Controller. Ms. Kwan is a member of the Certified Management Accountants of Canada. From October 1992 to March 1995, Ms. Kwan provided accounting consulting services to a number of businesses and individuals. From May 1983 to September 1992, Ms. Kwan was employed by York-Hannover Developments, Ltd. ("York-Hannover") in various positions. Her last position with York-Hannover was as its Controller. Ms. Kwan is a graduate of Hong Kong Technical College and holds a Diploma in Commercial Business and Accounting from that institution.

     Chris G. Mendrop. Mr. Mendrop has been a director of the Company since its inception. He has been Chief Executive Officer of Corporate Development Capital, Inc., an investment advisory and financial consulting firm located in Denver, Colorado, since July 1992. From December 1990 until its sale in December 1992, Mr. Mendrop was a principal of Asset Income Securities, Inc., a NASD member broker-dealer which provided financial consulting and placement agent services to alternate credit companies seeking asset securitization to access the capital markets. From May 1990 to July 1992, he served as Corporate Secretary to Western Acceptance Corporation, in which position he guided that company in financial policy and assisted in capital raising, in the development of the first insurance premium securitized financing in the country and other asset-backed financing. Mr. Mendrop holds a Bachelor of Science degree in Economics from Colorado State University and a Masters of Business Administration degree in Finance from the University of Colorado.

     Clement Cheung has been a director of the Company since March 1998. Mr. Cheung is an officer and director of Electron International, Inc., a publicly traded, Hong Kong-based holding company that conducts operations through its subsidiaries in two separate business segments - the distribution of semi-conductor products (primarily computer chips) to small and medium-sized manufacturers located in Hong Kong and the People's Republic of China, and the distribution of golf carts, irrigation products and systems, fertilizer and turf equipment to golf clubs in Hong Kong, Macao and the People's Republic of China. Mr. Cheung joined EPL in 1990 as an accounting and administrative manager. Prior to joining EPL, Mr. Cheung was the controller for Econ Electronics Limited.

     The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors.

     Pursuant to the Underwriting Agreement between the Company and Global Financial Group, Inc. ("Global"), Global may, in its discretion, designate one person to either serve on the Board of Directors of the Company or to attend Board of Directors meetings as an observer. Global has not yet designated such person.

Item 11 - Executive Compensation
--------------------------------

     The following table summarizes all compensation paid to the Chief Executive Officer and the President of the Company for services rendered to the Company during the last three fiscal years.

                                                     Annual Compensation
                                           -------------------------------------
Name
and                           Fiscal year                              Other
principal                       ended                                  annual
position                      January 31,   Salary        Bonus     compensation
--------                      -----------   ------        -----     ------------

Edward Ting                      1998      $      0     $   5,140    $ 48,000(1)
  Chief Executive Officer,       1997      $      0     $   6,801    $ 48,000(1)
  Chairman of the Board,         1996      $      0     $  30,350    $ 48,000(1)


Alex Y.W. Ding                   1998      $ 51,097     $   5,140           0
  President, Chief Operating     1997      $ 49,357     $   6,801           0
  Officer                        1996      $ 45,600     $  25,263           0

Chris G. Mendrop                 1998
   Director                      1997      $      0     $       0    $ 12,000(2)
                                           $      0     $       0    $ 12,000(2)


(1) Represents consulting fees paid by the Company to Mr. Ting. During the fiscal years ended January 31, 1998, 1997 and 1996. Mr. Ting was paid a consulting fee of $4,000 per month for ten months during the fiscal year ended January 31, 1996, and a bonus of $30,350. During the fiscal years ended January 31, 1997 and January 31, 1998, Mr. Ting was paid $6,801 and $5,140 pursuant to the Company's profit sharing program described below.

(2) Represents consulting fees paid by the Company to Mr. Chris G. Mendrop during the fiscal year ended January 31, 1998

     Employment Agreements. Effective February 1, 1996, the Company entered into employment agreements with Edward Ting, Alex Ding and Omer Esen. The agreements are for two year terms. Under those employment agreements, Messrs. Ting, Ding and Esen are entitled to base annual compensation of $48,000(US), $45,925(US) and $48,363(US), respectively. Messrs. Ding and Esen are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year. In addition, Messrs. Ting, Ding and Esen were paid bonuses of $5,140(US), $5,140(US) and $3,305(US), respectively, for the fiscal year ended January 31, 1998. Messrs. Ding and Esen will be paid in Canadian dollars, and the exchange rate has been calculated based upon the exchange rate referred to above. In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Ting, Ding and Esen will be entitled to participate in the profit sharing program described below.

     Directors. Directors are not compensated for their services as directors; however, they are reimbursed for all reasonable expenses incurred in connection therewith.

     Profit Sharing Program. Rather than paying its executives high salaries, management believes it desirable to provide incentives through a profit sharing program. Accordingly, in 1994, the Company adopted a profit sharing program which provides that an amount equal to 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company. The first distributions pursuant to the plan, aggregating approximately $83,000, were made in April 1995, based on the net income of the Company for the fiscal year ended January 31, 1995. The Board of Directors of the Company has adopted an amendment to the profit sharing program under which the maximum amount that can be distributed under the program in any one fiscal year is $100,000. Distributions under the plan for the fiscal year ended January 31, 1998, aggregated approximately $68,504

     Option Plans. The Board of Directors of the Company has adopted an Incentive Stock Option Plan (the "Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 160,000 shares of the Company's Common Stock. The purpose of the Qualified Plan is to make options available to management and employees of the Company in order to provide them with a more direct stake in the future of the Company and to encourage them to remain with the Company. The Qualified Plan provides for the granting to management and employees of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code").

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

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") will be administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an ,639employee will terminate upon his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company's best interests not to terminate the options.

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

Item 12. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth as of January 31, 1998, the beneficial ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of Common Stock.


Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership     Percent of Class(1)
----------------                   --------------------     -------------------

Alex Ding
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                        295,808(2),(5)               18.6%

397568 B.C. Ltd.
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                          283,108(5)                 17.8%

Edward Ting
21045 Comer Drive
Saratoga, California 95070            301,584(3),(5)               18.9%

Viola Ting
21045 Comer Drive
Saratoga, California 95070              138,729(5)                  8.6%

Chris G. Mendrop
1860 Blake Street
Denver, Colorado  80202                 Nil (4,(5)

Omer Esen
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                             247                      0.0%(6)

Clement Cheung

Directors and executive officers
as a group (6 persons)                 597,639(2),(3)              37.6%

------------------------------

(Footnotes on following page)

(1) Excludes (i) 102,000 shares of Common Stock issuable upon exercise of the Representative's over-allotment option issued in connection with the public offering completed in May 1996; (ii) 30,794 shares of Common Stock issuable upon exercise of the Prior Underwriter's Warrants; (iii) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants to be issued in conjunction with this offering; and (iv) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans. See "Market for Common Equity and Related Stockholder Matters--Common Stock Outstanding or Reserved for Issuance," "Concurrent Sales by Selling Warrantholder," "Description of Securities--Prior Underwriter's Warrants," "Underwriting--Representative's Warrants" and "Management--Executive Compensation--Option Plans."
(2) Includes 283,108 shares owned of record by 397568 B.C. Ltd., a company which is owned by Mr. Ding.
(3) Includes 138,729 shares owned of record by Viola Ting, the wife of Edward Ting.
(4) On January 1, 1998, the Company repurchased and retired the 24,917 shares owned by Chris G. Mendrop. Does not include 513,915 shares of the Company's common stock, which are the subject of an option granted to Mr. Mendrop as more fully described in footnote 5, and below under "Possible Change of Control."
(5) Edward Ting, Viola Ting, and 397568 B.C. Ltd. have granted options to acquire an aggregate of 513,915 shares of the Company's common stock to Mr. Chris G. Mendrop, as more fully described below under "Possible Change of Control."
(6)  Represents less than 1%.

Possible Change of Control

     Edward Ting, Viola Ting, and 397568 B.C. Ltd. (a Company owned and controlled by Alex Ding) have granted Mr. Chris G. Mendrop options to acquire an aggregate of 513,915 shares of the Company's common stock. The options expire on June 30, 1998, unless extended until August 31, 1998, upon the satisfaction of certain conditions by Mr. Mendrop. The options are assignable and may be transferred, and contain provisions providing for adjustments under certain circumstances. Mr. Mendrop has advised that he intends to raise the funds necessary to exercise the options from private sources, and that he anticipates that the shares will be held in a limited liability company capitalized by Mr. Mendrop and his investors. There can be no assurance that Mr. Mendrop will successfully fund the exercise of the options; however, if he is successful in doing so and in exercising the options, then control of the Company will pass to Mr. Mendrop and his investment group.

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

     Effective February 1, 1996, the Company entered into a Consulting Agreement with Corporate Development Capital, Inc. ("CDC"), a corporation owned and controlled by Chris G. Mendrop, a director of the Company, pursuant to which CDC has agreed to assist the Company in the development of a long-term strategic plan, including but not limited to the areas of management, marketing and finance, and to perform such other management consulting services for the Company as shall be requested from time to time by the President of the Company. As compensation for these services, CDC was paid $16,000 on or by the date of closing of the public offering and $4,000 per month for the 12 months thereafter. In addition, Mr. Mendrop was issued 12,800 shares of the Company's Common Stock pursuant to the Consulting Agreement. All amounts due under this agreement have been paid. CDC is also paid $1,000 per month for assisting Company with its investor relation's program.

     In March, 1998, the Company granted a bank a security interest in a $500,000 deposit as collateral for the issuance of a standby letter of credit (the "LC") to one of the suppliers to a wholly-owned subsidiary of Electrocon International Inc. ("EII"). Mr. Edward Ting, the Chairman of the Board, and Mr. Clement Cheung, a member of the Board of Directors, are officers and directors of EII. As consideration for the Company agreeing to provide the security for the LC, EII agreed as follows: (i) to issue the Company a warrant exercisable for a period of five (5) years from March 25, 1998, to purchase 250,000 shares of common stock of EII at an exercise price of $1.00 per share during the first year, $1.10 per share during the second year, $1.20 per share during the third year, $1.50 per share during the fourth year and $1.75 per share during the fifth year; (ii) to pay the Company a fee in the amount of 1% of the collateral, or $5,000, payable to the Corporation in advance for the six-month period beginning on the date the LC is issued by the Bank, and an additional fee of 1%, also payable in advance, for the six-month period immediately following the initial six-month period, if the Company's collateral continues to be utilized for the LC, with the understanding that the collateral shall be made available by the Company to collateralize the LC for a period not to exceed one year; and
(iii) the pledge to the Company by Edward Ting of all shares of common stock of the Company currently held by him, his wife, or under his control.

                                     PART IV
                                     -------

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) Documents filed as part of this Form 10-K:

     1.   Financial Statements

          The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-16) are filed as part of this Annual Report.

     2.   Exhibit 10.1 Master Equipment Lease and attachments thereto.
          Exhibit 10.2 Credit Facility with Hongkong Bank of Canada.

(b) Reports on Form 8-K: The Company has not filed a report on Form 8-K.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GLAS-AIRE INDUSTRIES GROUP LTD.



Date:  April 28, 1998                     By:    /s/ Alex Yie Wie Ding
       --------------                            -------------------------------
                                                 Alex Yie Wie Ding, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 28, 1998                         /s/  Edward Ting
       --------------                         ----------------------------------
                                              Edward Ting, Secretary, Chief
                                              Executive Officer and Chairman of
                                              the Board


Date:  April 28, 1998                         By: /s/ Alex Yie Wie Ding
       --------------                             ------------------------------
                                                  Alex Yie Wie Ding, Chief
                                                  Operating Officer, Treasurer
                                                  and Director


Date:  April 28, 1998                         /s/ Omer Esen
       --------------                         ----------------------------------
                                              Omer Esen, Vice President of
                                              Operations and Chief Financial
                                              Officer


Date:  April 28, 1998                         /s/ Chris G. Mendrop
       --------------                         ----------------------------------
                                              Chris G. Mendrop, Director


Date:  April 28, 1998                         /s/ Clement Cheung
       --------------                         ----------------------------------
                                              Clement Cheung, Director

                                                 Glas-Aire Industries Group Ltd.
                                               Consolidated Financial Statements
                                             For the year ended January 31, 1998



                                                                        Contents
================================================================================


Auditors' Report                                                          F-2


Consolidated Financial Statements

    Balance Sheets                                                        F-3

    Statements of Income                                                  F-4

    Statements of Changes in Shareholders' Equity                         F-5

    Statements of Cash Flows                                              F-6

    Summary of Significant Accounting Policies                            F-9

    Notes to Consolidated Financial Statements                           F-12

================================================================================

                                                                Auditors' Report


--------------------------------------------------------------------------------




To the Shareholders of
Glas-Aire Industries Group Ltd.

We have audited the consolidated balance sheets of Glas-Aire Industries Group Ltd. and subsidiaries as at January 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at January 31, 1998 and 1997 and the results of their operations and cash flows for each of the years in the three year period ended January 31, 1998, in conformity with generally accepted accounting principles in the United States.





/s/  BDO Dunwoody
---------------------------

Chartered Accountants

Langley, British Columbia
March 20, 1998

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                                     Consolidated Balance Sheets
                                                        (Stated in U.S. Dollars)

January 31                                             1998             1997
--------------------------------------------------------------------------------

Assets (Note 4)

Current
    Cash and equivalents                            $ 1,645,953     $ 1,119,932
    Term deposit (Note 1)                                  --         1,000,000
    Accounts receivable, net of allowance
       for doubtful accounts                          1,200,451         737,587
    Inventories (Note 2)                                772,780         628,423
    Prepaid expenses                                     19,095         158,509
                                                    ----------------------------
                                                      3,638,279       3,644,451
Fixed assets, net (Note 3)                            1,408,816       1,220,531
                                                    ----------------------------

                                                    $ 5,047,095     $ 4,864,982
================================================================================

Liabilities and Shareholders' Equity

Current
    Bank indebtedness (Note 4)                      $      --       $   110,100
    Accounts payable and accrued liabilities            460,680         459,738
    Income taxes payable                                 92,464          15,262
                                                    ----------------------------
                                                        553,144         585,100

Deferred income taxes (Note 6)                          281,327         187,498
                                                    ----------------------------

                                                        834,471         772,598
                                                    ----------------------------

Shareholders' equity
    Common stock (Note 5(a))                             15,875          16,124
    Additional paid-in capital                        3,462,334       3,539,951
    Retained earnings                                 1,045,962         699,634
    Treasury stock (Note 5(b))                         (236,163)       (147,476)
    Cumulative translation adjustment                   (75,384)        (15,849)
                                                    ----------------------------

                                                      4,212,624       4,092,384
                                                    ----------------------------

                                                    $ 5,047,095     $ 4,864,982
================================================================================

On behalf of the Board:
                                         Director
---------------------------------------
                                         Director
---------------------------------------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.
                                                                             F-3



===========================================================================================

                                                            Glas-Aire Industries Group Ltd.
                                                          Consolidated Statements of Income
                                                                   (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------

                                                         Years ended January 31,
                                                1998              1997              1996
                                            -----------------------------------------------

Sales (Note 8)                              $ 6,409,954       $ 4,316,372       $ 4,191,581
Cost of sales                                 4,505,889         3,027,968         2,741,400
                                            -----------------------------------------------

Gross profit                                  1,904,065         1,288,404         1,450,181
                                            -----------------------------------------------
Expenses
    Research and development                    393,182           395,099           264,856
    Selling and distribution                    386,098           281,669           326,490
    General and administrative                  527,552           414,174           503,030
    Provision for profit sharing                 68,504            23,498            32,516
    Interest (income) expense                   (74,256)          (61,354)           15,732
                                            -----------------------------------------------

                                              1,301,080         1,053,086         1,142,624
                                            -----------------------------------------------

Income before income taxes                      602,985           235,318           307,557

Income taxes (Note 6)                           256,657           125,618           122,973
                                            -----------------------------------------------

Net income for the year                     $   346,328       $   109,800       $   184,584
===========================================================================================



Earnings per share                          $      0.23       $      0.08       $      0.20
===========================================================================================


Weighted average number of
    shares outstanding                        1,519,405         1,426,038           921,890
===========================================================================================



The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.
                                                                                        F-4



====================================================================================================================================

                                                                                                     Glas-Aire Industries Group Ltd.
                                                                          Consolidated Statements of Changes in Shareholders' Equity
                                                                                                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------

                                                              Additional                                  Cumulative       Total
                                       Common Stock             Paid-in       Retained      Treasury     Translation   Shareholders'
                                   Shares        Amount         Capital       Earnings        Stock       Adjustment      Equity
                                 ---------------------------------------------------------------------------------------------------
Balance -
  January 31, 1995                 923,813    $     9,238    $   911,148    $   405,250   $      --      $   (38,255)   $ 1,287,381
Net income                                                                      184,584                                     184,584
Shares repurchased                                                                            (17,010)                      (17,010)
Change in cumulative
  translation adjustment                                                                                       9,203          9,203
                                 ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 1996                 923,813    $     9,238    $   911,148    $   589,834   $   (17,010)   $   (29,052)   $ 1,464,158
Net income                                                                      109,800                                     109,800
Shares issued                      692,800          6,928      2,645,771                                                  2,652,699
Shares repurchased (Note 5(b))                                                               (147,476)                     (147,476)
Shares retired                      (4,192)           (42)       (16,968)                      17,010                           --
Change in cumulative
  translation adjustment                                                                                      13,203         13,203
                                 ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 1997               1,612,421         16,124      3,539,951        699,634      (147,476)       (15,849)     4,092,384
Net income                                                                      346,328                                     346,328
Shares repurchased (Note 5(b))                                                               (166,553)                     (166,553)
Shares retired (Note 5(b))         (24,917)          (249)       (77,617)                      77,866                           --
Change in cumulative
  translation adjustment                                                                                     (59,535)       (59,535)
                                 ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 1998               1,587,504    $    15,875    $ 3,462,334    $ 1,045,962   $  (236,163)   $   (75,384)   $ 4,212,624
====================================================================================================================================



The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.
                                                                                                                                 F-5


==================================================================================================

                                                                   Glas-Aire Industries Group Ltd.
                                                             Consolidated Statements of Cash Flows
                                                                          (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------

                                                                 Years ended January 31,
                                                        1998             1997               1996
                                                   -----------------------------------------------
Increase (decrease) in cash
Cash flows from:
Operating activities
    Net income for the year                        $   346,328       $   109,800       $   184,584
    Depreciation                                       159,310           110,480            87,470
    Deferred income taxes                               93,829            56,927            22,246
    Loss (gain) on sale of fixed assets                 17,438             1,017            (3,343)
    Net change in non-cash working capital             610,337        (1,162,587)         (206,273)
                                                   ------------------------------------------------
    Net cash (used in) provided by
       operating activities                          1,227,242          (884,363)           84,684
                                                   ------------------------------------------------

Financing activities
    Repayment of obligation
       under capital lease                                --             (97,246)          (27,639)
    Repayment of long-term debt                           --             (27,304)          (67,338)
    Issuance of shares                                    --           2,652,699              --
    Repurchase of shares                              (166,553)         (147,476)          (17,010)
    Deferred offering costs                               --                --            (159,817)
    Increase (decrease) in bank
       indebtedness                                   (110,100)         (145,827)          255,926
                                                    -----------------------------------------------
    Net cash provided by (used in)
       financing activities                           (276,653)        2,234,846           (15,878)
                                                    -----------------------------------------------

Investing activities
    Proceeds from sale of fixed assets                  77,888            12,444            50,971
    Purchase of fixed assets                          (442,921)         (586,305)         (188,197)
                                                    -----------------------------------------------

    Net cash used in investing activities             (365,033)         (573,861)         (137,226)
                                                    -----------------------------------------------

Foreign currency translation adjustment                (59,535)           13,203             9,203
                                                    -----------------------------------------------

Increase (decrease) in cash during the year            526,021           789,825           (59,217)

Cash and equivalents, beginning of year              1,119,932           330,107           389,324
                                                    -----------------------------------------------

Cash and equivalents, end of year                  $ 1,645,953       $ 1,119,932       $   330,107
===================================================================================================




The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.
                                                                                               F-6



====================================================================================================

                                                                     Glas-Aire Industries Group Ltd.
                                                   Consolidated Statements of Cash Flows (continued)
                                                                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------

                                                                 Years ended January 31,
                                                         1998             1997              1996
                                                     -----------------------------------------------
Changes in non-cash working capital

    Term deposit                                     $ 1,000,000      $(1,000,000)      $      --
    Accounts receivable                                 (462,864)         (64,916)          150,106
    Inventories                                         (144,357)          61,435          (320,149)
    Prepaid expenses                                     139,414           15,357           (13,446)
    Accounts payable and accrued liabilities                 942          (51,268)           47,702
    Income taxes payable                                  77,202         (123,195)          (70,486)
                                                     -----------------------------------------------

                                                     $   610,337      $(1,162,587)      $  (206,273)
                                                     ===============================================

Supplemental disclosure of cash flow
    relating to:
       Interest expense (income)                     $   (75,264)     $   (74,591)      $    15,732
       Income taxes                                       69,453          194,936           173,414
====================================================================================================



The  accompanying  summary of significant  accounting  policies and notes are an integral part of these financial statements.
                                                                                                F-7

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


Nature of Business       The  Company  is a  Nevada,  USA  corporation  and  was
                         incorporated   on  September  29,  1992.   The  Company
                         manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan. The company's corporate office is located in Vancouver, Canada.

Basis of Consolidation   These financial  statements include the accounts of the
                         Company and its  wholly-owned  subsidiaries,  Multicorp
                         Holdings Inc.,  Glas-Aire  Industries  Ltd.,  Glas-Aire
                         Industries Inc., and 326362 B.C. Ltd. All inter-company transactions and accounts are eliminated.

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

Fixed Assets             Fixed  assets  are  recorded  at cost less  accumulated
                         depreciation.  Depreciation  is  calculated  using  the
                         declining-balance    method,   except   for   leasehold
                         improvements where the straight-line method is used, at the following annual rates:

                         Office equipment                            -  10%
                         Manufacturing equipment                     -  10%
                         Computer equipment                          -  15%
                         Dies and molds                              -  10%
                         Automotive                                  -  30%
                         Leasehold improvements                      -  10%
                         Equipment under capital lease               -  10%

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                          Summary of Significant Accounting Policies (continued)
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


Per Share Information    In February  1997, the Financial  Accounting  Standards
                         Board ("FASB") issued Statement of Financial Accounting
                         Standards ("SFAS") No. 128, Earnings Per Share ("EPS").
                         SFAS No. 128 required dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period.
                         Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of warrants to purchase 98,784 shares of the Company's common stock, are exercised. These warrants were anti-dilutive in 1998, 1997 and 1996 and as such, dilutive EPS amounts are the same as basic EPS for all periods presented. Treasury stock held by the Company is not included in the number of shares outstanding. No prior year EPS amounts have been restated as a as a result of SFAS 128.

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

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


Foreign Currency
  Translation            The functional currency of the companies' operations is
                         the Canadian dollar. These financial statements have been translated into United States currency using FAS
                         No. 52. Under this method assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses and dividends are translated at the rate of exchange in effect when those items are recognized in the financial statements. The resulting exchange gains and losses are deferred and are shown as a separate component of shareholders' equity.

                         All figures are reported in U.S. dollars. Exchange rates between the U.S. and Canadian dollar for each of the applicable years reported in these financial statements, with bracketed figures reflecting the average exchange rate for the year, are:


                         January 31, 1998 -1 U.S. $:1.4556 Cdn. $(1.3844 Cdn. $)
                         January 31, 1997 -1 U.S. $:1.3470 Cdn. $(1.3625 Cdn. $)
                         January 31, 1996 -1 U.S. $:1.3734 Cdn. $(1.3685 Cdn. $)


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

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


New Accounting
  Standards              Statement of Financial  Accounting  Standards  No. 129,
                         "Disclosure  of Information  about Capital  Structure",
                         (SFAS  129")  issued  by  the  FASB  is  effective  for
                         financial statements ended after December 15, 1997. The
                         new standard  reinstates various securities  disclosure
                         requirements  previously  in  effect  under  Accounting
                         Principles   Board  Opinion  No.  15,  which  has  been
                         superseded by SFAS No. 128. Adoption of SFAS No. 129 did not have an impact on the Company's financial position or results of operations.

                         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. The company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

                         Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services, and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations. The Company believes it may have expanded disclosures, in the future, with respect to certain of these items.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


1. Term Deposit
                                                January 31,          January 31,
                                                       1998                 1997
                                                --------------------------------

   Deposit, interest at 5.6%,
        matured October 6, 1997                 $        --           $1,000,000
                                                ================================

--------------------------------------------------------------------------------

2. Inventories
                                                 January 31,         January 31,
                                                        1998                1997
                                                --------------------------------

     Raw materials                                  $568,444            $443,808
     Work-in-progress                                 65,166             111,865
     Finished goods                                  120,217              51,477
     Supplies                                         18,953              21,273
                                                --------------------------------

                                                    $772,780            $628,423
                                                ================================

--------------------------------------------------------------------------------

3. Fixed Assets

                                     January 31, 1998           January 31, 1997
                            ----------------------------------------------------
                                          Accumulated                Accumulated
                               Cost      Depreciation       Cost    Depreciation

     Office equipment       $  110,475    $   43,200    $  106,827    $   39,296
     Manufacturing
       equipment             1,134,426       414,376     1,087,479       368,688
     Computer equipment        111,874        67,073       111,499        61,962
     Dies and molds            635,756       182,278       416,838       153,567
     Automotive                 27,720        10,256        29,954         2,995
     Leasehold
       improvements            133,828        28,080       111,327        16,885
                            ----------------------------------------------------

                            $2,154,079    $  745,263    $1,863,924    $  643,393
                            ====================================================

     Net book value                       $1,408,816                  $1,220,531
                                          ==========                  ==========

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


4. Bank Indebtedness
                                                 January 31,         January 31,
                                                     1998                1997
                                                 -------------------------------

     Revolving bank loan                         $        --         $   110,100
                                                 ===============================



     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (4.75% - January 31, 1997; 6.5 % - January 31, 1998) plus 1/2%. This line of credit is renewable annually.

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

--------------------------------------------------------------------------------

5. Share Capital

     (a) Authorized
           3,000,000  Common stock with a par value
                       of $0.01 each
           1,000,000  Preferred stock with a par value
                       of $0.01 each
                                                        January 31,  January 31,
                                                           1998         1997
                                                        ------------------------

         Issued
           1,587,504  Common stock (1997 - 1,612,421)   $  15,875    $  16,124
                                                        ========================

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


5.  Share Capital (continued)

     (a) Authorized (continued)

          In connection with public offerings in 1993 and 1996, the Company issued warrants to the underwriters to purchase shares as follows:

                     Shares                Price          Expiry Date
                     ------------------------------------------------

                     30,794           $     4.55            June 1998
                     68,000           $     6.00           April 2001

     (b) During the year ended January 31, 1998, the Company repurchased 78,317 common stock, at share prices between $1.56 and $3.12 per share, amounting to $166,553. In fiscal 1997, the Company repurchased 50,000 common stock at share prices between $1.94 and $3.47 per share amounting to $147,476. These shares are accounted for as treasury stock until reissued or retired. The purchase of the shares reduced shareholders' equity. During the year ended January 31, 1998, the Company retired 24,917 common stock amounting to $77,866. In fiscal 1997 the Company retired 4,192 common stock amounting to $17,010.

--------------------------------------------------------------------------------


6.  Income Taxes

     The provision for income taxes in the consolidated statements of income consists of:

                                  January 31,      January 31,      January 31,
                                     1998             1997             1996
                                  ---------------------------------------------

     Current                       $146,655         $ 71,741         $102,928
     Deferred                       110,002           53,777           20,045
                                   ------------------------------------------

                                   $256,657         $125,518         $122,973
                                   ==========================================

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


6.  Income Taxes (continued)

     The effective income tax rate on earnings consists of the following:

                                            January 31,  January 31, January 31,
                                                   1998         1997        1996
                                                    %             %           %
                                            ------------------------------------

     General combined federal and
       provincial rate                             45.3        45.3        45.3
     Manufacturing reduction                       (7.0)       (7.0)       (7.0)
     Underaccrual of prior year taxes               4.2        14.7         1.7
                                            ------------------------------------

     Effective rate                                42.5        53.0        40.0
                                            ====================================



     The components of deferred taxes are as follows:

                                         January 31,                 January 31,
                                                1998                        1997
                              --------------------------------------------------

                                           Temporary                   Temporary
                              Difference  Tax Effect    Difference    Tax Effect

     Deferred tax
       liabilities
     Depreciation             $ 734,615    $ 281,327    $  489,551    $  187,498
                              ==================================================

--------------------------------------------------------------------------------


7.  Rent

     The Company operates in its facilities on a month to month basis. Rent expense was $117,072, $121,252 and $98,207 for the years ended January 31, 1998, 1997 and 1996 respectively.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)


--------------------------------------------------------------------------------


8.  Sales Information

     (a) Sales figures include sales to the following countries:


                                  January 31,      January 31,      January 31,
                                         1998             1997             1996
                                  ---------------------------------------------

     United States                 $4,915,000       $3,121,000       $3,420,000
     Japan                            586,000          491,000          198,000
     Canada and other                 908,000          704,000          574,000

     (b) Sales to customers who each accounted for more than 10% of the Company's sales are as follows:

                                  January 31,      January 31,      January 31,
                                         1998             1997             1996
                                  ---------------------------------------------

     Customer 1                    $1,334,000       $  828,000       $1,066,000
     Customer 2                     2,128,000        1,341,000        1,470,000
     Customer 3                          --            491,000             --

--------------------------------------------------------------------------------


9.  Related Party Transactions

     The Company had the following transactions with related parties:

                                        January 31,  January 31,   January 31,
                                               1998         1997          1996
                                        --------------------------------------

     Fees paid to
        directors/shareholders for
        ongoing consulting services       $  60,000    $  60,000     $  52,250