Form 10KSB/A
period 1998-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1998-05-08
CIK 911441

FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to
this Form 10-K. Yes      No      X
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

Compliance with Section 16(a) of the Exchange Act

     The Company has received representations from each other person that served during fiscal 1996 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year end which required the filing of a Form 5, except for the filing of reports relating to the sale of 283,108 shares by a company owned by Alex Ding to Edward Ting effective in June of 1997.

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


Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership     Percent of Class(1)
----------------                   --------------------     -------------------

Alex Ding
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                           12,700(2)                  0.8%

Edward Ting
21045 Comer Drive
Saratoga, California 95070              584,692(3),(5)             36.8%

Viola Ting
21045 Comer Drive
Saratoga, California 95070              138,729(5)                  8.6%

Chris G. Mendrop
1860 Blake Street
Denver, Colorado  80202                 Nil (4,(5)

Omer Esen
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                             247                      0.0%(6)

Clement Cheung

Directors and executive officers
as a group (6 persons)                 597,639(2),(3)              37.6%

------------------------------

(Footnotes on following page)

(1) Excludes (i) 102,000 shares of Common Stock issuable upon exercise of the Representative's over-allotment option issued in connection with the public offering completed in May 1996; (ii) 30,794 shares of Common Stock issuable upon exercise of the Prior Underwriter's Warrants; (iii) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants to be issued in conjunction with this offering; and (iv) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans. See "Market for Common Equity and Related Stockholder Matters--Common Stock Outstanding or Reserved for Issuance," "Concurrent Sales by Selling Warrantholder," "Description of Securities--Prior Underwriter's Warrants," "Underwriting--Representative's Warrants" and "Management--Executive Compensation--Option Plans."
(2) Effective in June of 1997, 283,108 shares owned of record by 397568 B.C. Ltd., a company owned by Alex Ding were sold to Edward Ting.
(3) Includes 138,729 shares owned of record by Viola Ting, the wife of Edward Ting.
(4) On January 1, 1998, the Company repurchased and retired the 24,917 shares owned by Chris G. Mendrop. Does not include 513,915 shares of the Company's common stock, which are the subject of an option granted to Mr. Mendrop as more fully described in footnote 5, and below under "Possible Change of Control."
(5) Edward Ting and Viola Ting have granted options to acquire an aggregate of 513,915 shares of the Company's common stock to Mr. Chris G. Mendrop, as more fully described below under "Possible Change of Control."
(6)  Represents less than 1%.

Possible Change of Control

     Edward and Viola Ting have granted Mr. Chris G. Mendrop options to acquire an aggregate of 513,915 shares of the Company's common stock. The options expire on June 30, 1998, unless extended until August 31, 1998, upon the satisfaction of certain conditions by Mr. Mendrop. The options are assignable and may be transferred, and contain provisions providing for adjustments under certain circumstances. Mr. Mendrop has advised that he intends to raise the funds necessary to exercise the options from private sources, and that he anticipates that the shares will be held in a limited liability company capitalized by Mr. Mendrop and his investors. There can be no assurance that Mr. Mendrop will successfully fund the exercise of the options; however, if he is successful in doing so and in exercising the options, then control of the Company will pass to Mr. Mendrop and his investment group.

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