Form 10QSB
period 1998-04-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1998-06-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended        April 30, 1998
                                              ------------------------------

     [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _____________ to _______________

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

                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

     Yes        No  X
        -----     -----

Number of shares outstanding of the issuer's Common Stock:

           Class                                   Outstanding at April 30, 1998
-----------------------------                      -----------------------------
Common Stock, $0.01 par value                                1,587,504

      Transitional Small Business disclosure Format  Yes       No  X
                                                        -----    -----

Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Condensed Balance Sheets -
               April 30, 1998 and January 31, 1998                           1

             Consolidated Condensed Statement of Operations
               for the three months ended April 30, 1998 and 1997            2

             Consolidated Condensed Statement of Cash Flow
               for the three months ended April 30, 1998 and 1997            3

             Notes to Consolidated Condensed Financial Statements            6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 7-8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  8


SIGNATURES                                                                   9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                      April 30,      January 31,
                                                        1998            1998
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------
Assets

Current

     Cash and equivalents                            $ 2,138,669    $ 1,645,953

     Accounts receivable                                 793,181      1,200,451

     Inventories                                         693,365        772,780

     Prepaid expenses                                     12,367         19,095
                                                     -----------    -----------
                                                       3,637,582      3,638,279

Fixed assets                                           1,613,336      1,408,816
                                                     -----------    -----------
                                                     $ 5,250,918    $ 5,047,095
                                                     ===========    ===========

Liabilities and Shareholders' Equity

Current

     Bank indebtedness                               $   148,416    $      --

     Accounts payable and accrued liabilities            414,151        460,680

     Incomes taxes payable                                (1,660)        92,464

     Current portion - capital lease                     152,744           --
                                                     -----------    -----------
                                                         713,651        553,144

Deferred Income Taxes                                    281,327        281,327
                                                     -----------    -----------
                                                         994,978        834,471
                                                     -----------    -----------
Shareholders' Equity
     Share capital                                        15,875         15,875

     Contributed surplus                               3,462,334      3,462,334

     Treasury stock                                     (236,163)      (236,163)

     Retained earnings                                 1,068,065      1,045,962

     Cumulative translation adjustment                   (54,171)       (75,384)
                                                     -----------    -----------
                                                       4,255,940      4,212,624
                                                     -----------    -----------
                                                     $ 5,250,918    $ 5,047,095
                                                     ===========    ===========

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                    ---------------------------
                                                     April 30,        April 30,
                                                       1998             1997
                                                       ----             ----

Sales                                               $ 1,085,596     $ 1,195,641

Cost of sales                                           740,392         814,617
                                                    -----------     -----------
Gross Profit                                            345,204         381,024
                                                    -----------     -----------
Expenses

     Depreciation                                        42,951          35,418

     Research and development                           102,598          95,876

     Selling and distribution                            79,306          86,094

     General and administrative                         109,351         128,518

     Provision for profit sharing                         3,530           5,832

     Interest                                           (24,261)        (23,905)
                                                    -----------     -----------
                                                        313,475         327,833
                                                    -----------     -----------

Income from before income taxes                          31,729          53,191
Income taxes - current                                    9,625          17,097

Income taxes - deferred                                    --              --
                                                    -----------     -----------
Net Income (loss) for the period                         22,104          36,094
                                                    -----------     -----------
Net income per share of common stock                $      .014     $      .024
                                                    ===========     ===========
Weighted average common shares outstanding            1,587,504       1,525,421
                                                    ===========     ===========



                             See accompanying notes.

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                     --------------------------
                                                       April 30,      April 30,
                                                         1998           1997
                                                         ----           ----

Increase (Decrease) in Cash
Cash Flows from:
Operating Activities
     Net Income for the period                       $    22,104    $    36,094
     Depreciation                                         42,951         35,418
     Deferred Income Taxes                                  --           (6,788)
     Gain on sale of capital assets                         --             --
     Net change in non-cash working capital              352,758       (176,813)
     Cumulative translation adjustment                    21,213        (26,535)
                                                     -----------    -----------
        Net cash (used in) operating activities          439,026       (138,624)
                                                     -----------    -----------

Financing Activities
     Increase in obligation under capital lease          161,569           --
     Repayment of capital lease                           (8,825)
     Repayment of long-term debt                            --             --
     Purchase of treasury stock                             --          (58,438)
     Increase (decrease) in bank indebtedness            148,416        115,797
     Common stock                                           --             --
                                                     -----------    -----------
     Net cash (used in) financing activities             301,160         57,359
                                                     -----------    -----------

Investing Activities
     Proceeds from sale of fixed assets
     Purchase of capital assets                         (247,470)       (95,670)
                                                     -----------    -----------
     Net cash used in investing activities              (247,470)       (95,670)
                                                     -----------    -----------

Decrease in cash during the period                       492,716       (176,935)

Cash and equivalents, beginning of period              1,645,953      1,119,932
                                                     -----------    -----------

Cash and equivalents, end of period                  $ 2,138,669    $   942,997
                                                     ===========    ===========


Changes in non-cash working capital

     Accounts receivable                                 407,270        (51,297)
     Inventories                                          79,415       (174,878)
     Prepaid expense                                       6,726        (42,996)
     Accounts payable and accrued liabilities            (46,529)       105,791
     Income taxes payable                                (94,124)       (13,433)
                                                     -----------    -----------
                                                     $   352,758    $  (176,813)
                                                     ===========    ===========

                             See accompanying notes.

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financial Statement

                                 April 30, 1998

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of April 30, 1998 and the results of operations and cash flows for the three month periods ended April 30, 1998 and 1997

2. These financial statements included the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Registration Statement filed on Form 10K-SB with the Securities and Exchange Commission for the fiscal year ended January 31, 1998.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                             April 30,            April 30,
                                               1998                 1997
                                               ----                 ----

     Raw materials                           $496,338             $587,340
     Work-in-progress                          76,535              126,398
     Finished goods                           102,718               67,318
     Supplies                                  17,774               22,245
                                               ------               ------
                                             $693,365             $803,301
                                             --------             --------

5.   Bank Indebtedness

                                             April 30,            April 30,
                                               1998                 1997
                                               ----                 ----

     Revolving Bank loan                     $148,416             $225,897
                                             ========             ========

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (6.5%-January 31, 1998, 6.5%-April 30, 1998) plus 1/2%. This line of credit is renewable annually.

     The following have been provided as collateral for these loans:

     (a)  general assignments of accounts receivable and inventories.

     (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company.

     (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

6. Income (loss) per share is calculated by dividing the weighted average number of shares of common stock outstanding each period into the income
     (loss) for the period. Warrants outstanding were anti-dilutive. Treasury stock held by the Company is not included in the number of shares outstanding this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

     The Company's sales decreased by 9.2 % from $1,195,641 for the three months ended April 30, 1997, to $1,085,596 for the three months ended April 30, 1998. This decrease resulted primarily from a general decline in automotive sales, in particular non-U.S. based manufacturers during the first quarter of 1998.

     Gross profit margins, expressed as a percentage of sales, was 31.8% for the three months ended April 30, 1998. This was approximately the same as the 31.87% achieved for the three months ended April 30, 1997.

     Depreciation expense increased by 21.27% from $35,418 for the three months ended April 30, 1997, to 42,951 for the three months ended April 30, 1998. This increase was the result of bringing new equipment into service.

     Expenses for research and development increased by 7.01% from $95,876 for the three months ended April 30, 1997, to $102,598 for the three months ended April 30, 1998. This increase resulted from R&D activities relating to a number of new projects that led to a significant increase in engineering activities.

     Selling and distribution expenses decreased by 7.88%, from $86,094 for the three months ended April 30, 1997, to $79,306 for the three months ended April 30, 1998. This decrease was primarily due to (1) decreased commission expenses associated with decreased sales and (2) deferral of advertising and promotion until later in the year in 1998.

     General and administrative expenses decreased by 14.91% from $128,518 for the three months ended April 30, 1997, to $109,351 for the three months ended April 30, 1998. This was the result of (1) gain in foreign exchange of approx (10%), (2) a decrease in the number of persons employed in administration in line with the lower sales, and (3) deferral of expenses to the later part of the year.

     Provision for profit sharing decreased from $5,832 for the three months ended April 30, 1997, to $3,530 for the three months ended April 30, 1998, as a result of the decrease in profit.

     Interest income (net of interest expense) increased from $23,905 for the three months ended April 30, 1997, to $24,261 for the three months ended April 30, 1998. This was the net result of (1) increased interest earnings on cash deposits and (2) interest expenses increased approximately $2,012 from the leasing cost of CNC Milling Machine Centre

     Before income taxes, the Company's income decreased from $53,191 for the three months ended April 30, 1997, to $31,729 for the three months ended April 30, 1998. This decrease in income resulted primarily from the decline in sales.

     The Company's accrued income taxes decreased from $17,097 for the three months ended April 30, 1997, to $9,625 for the three months ended April 30, 1998, as a result of the decrease in taxable income.

     Net income decreased from $36,094 for the three months ended April 30, 1997, to $22,104 for the three months ended April 30, 1998, primarily as a result of lower sales.

Financial Condition and Liquidity

     For the three months ended April 30, 1998, net cash provided from operating activities totaled $439,026, including income from operating activities of $22,104, depreciation of $42,951, a cumulative translation adjustment of $21,213 and a net change in non-cash working capital of $352,758. Net cash from financing activities was $301,160 that resulted from an increase in obligation under capital lease of $161,569, repayment of capital lease of ($8,825), and an increase in bank indebtedness of $148,416. Net cash used in investing activities was $247,470 as a result of the purchase of capital assets. Accounts receivable decreased by $407,270 primarily due to increased collection efforts. Inventories decreased by $79,415 as a result of the usage of the build-up of raw materials from the last quarter. Prepaid expenses decreased by $6,726. Accounts payable and accrued liabilities decreased by $46,529 as a result of lower sales. Income taxes payable decreased by $94,124 due to income tax payment due in April 1998. Working capital at April 30, 1998, was $2,923,931 as compared to $3,085,135 at January 31, 1998. During the next six months the company anticipates making total capital expenditures of approximately $250,000 as follows: (1) $70,000 for computer aided design software and related hardware, (2) $30,000 for the QA9000 (Quality Control Certification) process and (3) $150,000 for leasehold improvements.



                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the three months ended April 30, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1998
     -----------------
                                          GLAS-AIRE INDUSTRIES GROUP LTD.



                                          /s/ Alex Y.W. Ding
                                          --------------------------------------
                                          Alex Y.W. Ding
                                          President and Chief Operating Officer