Form 10QSB
period 1998-07-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1998-09-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998
                                                 -------------


             [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                84-1214736
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)



                  3137 GRANDVIEW HIGHWAY, VANCOUVER, BC V5M 2E9
--------------------------------------------------------------------------------
                     (Address of principal executive office)

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

      Yes X   No

Number of shares outstanding of the issuer's Common Stock:

           Class                                    Outstanding at July 31, 1998
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                                 1,587,504

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets -
                July 31, 1998 and January 31, 1998                          3

              Consolidated Condensed Statement of Operations
                for the three months ended July 31, 1998 and 1997
                and six months ended July 31, 1998 and 1997                 4

              Consolidated Condensed Statement of Cash Flow
                for the three months ended July 31, 1998 and 1997
                and six months ended July 31, 1998 and 1997                 5

              Notes to Consolidated Condensed Financial Statements          6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                                 11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                      July 31,      January 31,
                                                        1998           1998
                                                     (Unaudited)     (Audited)
                                                     -----------     ---------
Assets

Current
     Cash and Equivalents                            $ 2,061,554    $ 1,645,953
     Accounts receivable                               1,081,437      1,200,451
     Inventories                                         627,060        772,780
     Prepaid Expenses                                     35,438         19,095
                                                     -----------    -----------
                                                       3,805,489      3,638,279

Fixed assets                                           1,609,785      1,408,816
                                                     -----------    -----------

                                                     $ 5,415,274    $ 5,047,095
                                                     ===========    ===========

Liabilities and Shareholders' Equity

Current
     Bank indebtedness                               $      --      $      --
     Accounts Payable and accrued liabilities            559,315        460,680
     Incomes taxes payable                                71,663         92,464
     Current portion - capital lease                      28,729
                                                     -----------    -----------
                                                         659,707        553,144
Long Term Debt

Obligation Under Capital Lease                           107,063           --

Deferred Income Taxes                                    281,327        281,327
                                                     -----------    -----------
                                                       1,048,097        834,471
                                                     -----------    -----------

Shareholders' Equity
     Share capital                                        15,875         15,875
     Contributed surplus                               3,462,334      3,462,334
     Treasury stock                                     (248,351)      (236,163)
     Retained earnings                                 1,243,787      1,045,962
     Cumulative translation adjustment                  (106,468)       (75,384)
                                                     -----------    -----------
                                                       4,367,177      4,212,624
                                                     -----------    -----------

                                                     $ 5,415,274    $ 5,047,095
                                                     ===========    ===========

                             See accompanying notes.


                                           Glas Aire Industries Group Ltd.
                                  Consolidated Condensed Statement of Operations
                                                    (Unaudited)


                                                       Three Months Ended                     Six Months Ended
                                                 ------------------------------        ------------------------------
                                                   July 31,           July 31,           July 31,           July 31,
                                                     1998               1997               1998               1997
                                                 -----------        -----------        -----------        -----------
Sales                                            $ 1,768,732        $ 1,786,976        $ 2,854,328        $ 2,982,617

Cost of sales                                      1,171,631          1,238,152          1,912,023          2,052,769
                                                 -----------        -----------        -----------        -----------
Gross profit                                         597,101            548,824            942,305            929,848

Expenses
     Depreciation                                     48,025             39,841             90,976             75,259
     Research and development                         83,374            124,803            185,972            220,679
     Selling and distribution                         95,094            112,414            174,400            198,508
     General and administrative                       99,731             99,286            204,082            227,805
     Provision for profit sharing                     28,020             20,713             31,550             26,545
     Interest                                         (8,078)           (17,869)           (27,339)           (41,774)
                                                 -----------        -----------        -----------        -----------
                                                     346,166            379,188            659,641            707,022
                                                 -----------        -----------        -----------        -----------
Income  before income taxes                          250,935            169,636            282,664            222,826

Income taxes - current                                75,214             55,322             84,839             72,419

Income taxes - deferred                                 --                 --                 --                 --
                                                 -----------        -----------        -----------        -----------

Net Income (loss) for the period                 $   175,721        $   114,314        $   197,825        $   150,407
                                                 ===========        ===========        ===========        ===========

Net income per share of common stock             $      0.12        $      0.08        $      0.13        $      0.10

Weight average common shares outstanding           1,483,512          1,509,021          1,483,512          1,509,021
                                                 ===========        ===========        ===========        ===========


                            See accompanying notes to consolidated financial statements







                                              Glas Aire Industries Group Ltd.
                                     Consolidated Condensed Statement of Cash Flows
                                                      (Unaudited)


                                                            Three Months Ended                     Six Months Ended
                                                      ------------------------------        -----------------------------
                                                        July 31,           July 31,           July 31,           July 31,
                                                          1998               1997               1998               1997
                                                      -----------        -----------        -----------        -----------
Increase (decrease) in cash
Cash flows from:
Operating Activities
     Income from operations                           $   175,721        $   114,314        $   197,825        $   150,407
     Depreciation                                          48,025             39,841             90,976             75,259
     Deferred income taxes                                                     2,529                                (4,259)
     Gain on sale of capital assets                                           (5,422)                               (5,422)
     Net change in non-cash working capital               (26,535)          (195,192)           326,223           (372,005)
     Cumulative translation adjustment                    (52,297)           (10,728)           (31,084)           (15,807)
                                                      -----------        -----------        -----------        -----------
        Net cash (used in) operating activities           144,914            (33,202)           583,940           (171,827)
                                                      -----------        -----------        -----------        -----------

Financing Activities
     Increase in obligation under capital lease                                 --              161,569               --
     Repayment of capital lease                           (16,952)              --              (25,777)              --
     Purchase of treasury stock                           (12,188)           (30,253)           (12,188)           (88,687)
     Increase (decrease) in bank indebtedness            (148,416)            53,476                               169,273
     Common stock                                            --                 --                                    --
                                                      -----------        -----------        -----------        -----------
        Net cash (used in) financing activities          (177,556)            23,223            123,604             80,586
                                                      -----------        -----------        -----------        -----------

Investing Activities
     Proceeds from sale of fixed assets                                       20,763                                20,763
     Purchase of capital assets                           (44,473)          (329,464)          (291,943)          (425,137)
                                                      -----------        -----------        -----------        -----------
     Net cash used in investing activities                (44,473)          (308,701)          (291,943)          (404,374)
                                                      -----------        -----------        -----------        -----------

Decrease in cash during the period                        (77,115)          (318,680)           415,601           (495,615)
                                                      -----------        -----------        -----------        -----------

Cash and equivalents, beginning of period               2,138,669          1,942,997          1,645,953          2,119,932
                                                      -----------        -----------        -----------        -----------

Cash and equivalents, end of period                   $ 2,061,554        $ 1,624,317        $ 2,061,554        $ 1,624,317
                                                      ===========        ===========        ===========        ===========

Changes in non-cash working capital
     Accounts receivable                              $  (288,256)       $  (330,755)       $   119,014        $  (382,052)
     Inventories                                           66,305            (27,847)           145,720           (202,725)
     Prepaid expense                                      (23,071)           158,870            (16,345)           115,874
     Accounts payable and accrued liabilities             145,164            (30,131)            98,635             75,660
     Income taxes payable                                  73,323             34,671            (20,801)            21,238
                                                      -----------        -----------        -----------        -----------

                                                          (26,535)       $  (195,192)       $   326,223        $  (372,005)
                                                      ===========        ===========        ===========        ===========




                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                  July 31, 1998

1. The Company believes; the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly, the financial position of the Company as of July 31, 1998 and the results of operations and cash flows for the three and six month periods ending July 31, 1998 and 1997, respectively.

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

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                        July 31,   July 31,
                                          1998       1997
                                        --------   --------

                     Raw materials      $406,868   $605,286
                     work-in-progress    108,892    126,699
                     Finished goods       91,222     75,537
                     Supplies             20,078     23,626
                                        --------   --------
                                        $627,060   $831,148
                                        --------   --------


5.   Bank Indebtedness

                                         July 31,   July 31,
                                           1998       1997
                                         --------   --------

                   Revolving Bank loan   $      0   $279,373
                                         --------   --------


     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (6.5% January 31, 1998, 6.5% July 31, 1998) plus 1/2%. This line of credit is renewable annually.

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

7. On May 2,1996 the Company issued 680,000 shares of its common stock in an underwritten public offering. As a result, the Company has 1,587,504 shares of its common stock issued and outstanding at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Three Months Ended July 31, 1998 vs Three Months Ended July 31, 1997
--------------------------------------------------------------------

     The Company's sales decreased by 1.02% from $1,786,976 for the three months ended July 31, 1997, to $1,768,732 for the three months ended July 31, 1998. This decrease was due to the temporary unavailability of parts for two products supplied by a major customer, which adversely affected shipments and sales.

     Cost of sales decreased by 5.37% for the three months ended July 31, 1998, to $1,171,631 from $1,238,152 for the three months ended July 31, 1997. This net decrease resulted from reduced sales, a 1.03% greater than expected direct labor and overhead charge, a decline in materials cost by 1.31%, and a gain in foreign exchange by 3.03%. This yielded a gross profit margin of 33.76%, an improvement from 30.71% for the three month period ended July 31, 1997.

     Depreciation expense increased by 20.54% from $39,841 for the three months ended July 31, 1997, to $48,025 for the three months ended July 31, 1998. This increase was the result of new equipment's being brought into service.

     Expenses for research and development decreased by 33.20% from $124,803 for the three months ended July 31, 1997 to $83,374 for the three months ended July 31, 1998. This decrease was the result of a technology fee of $12,986 being attributed to the previous year, a $5,955 reduction in travel expenses to Japan in 1998, and a decrease in R&D activities relating to aftermarket and Japanese projects.

     Selling and distribution expenses decreased by 15.41%, from $112,414 for the three months ended July 31, 1997, to $95,094 for the three months ended July 31, 1998. This decrease was the result of a decrease in commission expenses of $15,348 due to direct contact by the Company with one of its major customers after the Company's termination of services of a sales agent, the inclusion of a warranty claim for year 1997 of $12,426 in the previous year's claim, and an increase in promotion of new products resulting from market study.

     General and administrative expenses increased from $99,286 for the three months ended July 31, 1997, to $99,731 for the three months ended July 31, 1998, as a result of a decrease in the number of persons employed in administration, losses on foreign exchanges, and additional maintenance support fees paid to the EDI program as required from major customers.

     Provision for profit sharing increased by 35.28% from $20,713 for the three months ended July 31, 1997, to $28,020 for the three months ended July 31, 1998. This increase was the result of an increase in income.

     Interest income (net of interest expense) decreased by 54.79% from $17,869 for the three months ended July 31, 1997, to $8,078 for the three months ended July 31, 1998, as a result of an increase in interest earnings of $3,334 on cash deposits, an increase of approximately $2,825 in interest expenses for the lease cost of the CNC Milling Machine Centre, and interest and penalty charges of $10,300 related to the PST (Provincial Sales Tax) audit performed for the years 1992 to 1997.

     Before income taxes, the Company's income increased from $169,636 for the three months ended July 31, 1997, to $250,935 for the three months ended July 31, 1998. This increase in income resulted primarily from a lower cost of sales and savings on operating costs.

     The Company's current provisions for income taxes increased from $55,322 for the three months ended July 31, 1997, to $75,214 for the three months ended July 31, 1998. This resulted from an increase in income.

     As a result of the foregoing, net income increased from $114,314 for the three months ended July 31, 1997, to $175,721 for the three months ended July 31, 1998.

Six Months Ended July 31, 1998 vs Six Months Ended July 31, 1997
----------------------------------------------------------------

     The Company's sales decreased by 4.3% from $2,982,617 for the six months ended July 31, 1997, to $2,854,328 for the six months ended July 31, 1998. This decrease was due to the temporary unavailability of parts for two products supplied by a major customer, which adversely affected shipments and sales and a general decline in automotive sales, particularly to non-U.S. based manufacturers during the first quarter of 1998.

     Cost of sales for the six months ended July 31, 1998, improved by 6.86% to $1,912,023 from $2,052,769 for the six months ended July 31, 1997. This improvement resulted from a decrease in materials cost of 2.28%, a decrease in direct labor and overhead charges of 1.23%, and a gain on foreign exchange of approximately 3.35%. The gross profit margin increased by 1.84% to 33.01% for the six months period ended July 31, 1998, from 31.18% for the six month period ended July 31, 1997.

     Depreciation expense increased by 20.88% from $75,259 for the six months ended July 31, 1997, to $90,976 for the six months ended July 31, 1998. This increase was the result of the addition of new equipment into service.

     Expenses for research and development decreased by 15.73% from $220,679 for the six months ended July 31, 1997 to $185,972 for the six months ended July 31, 1998. This decrease was due to the inclusion of a technology fee of $17,400 in the previous year, reduced travel expense of $5,600 to Japan, and a decrease in R & D activities relating to aftermarket and Japanese projects.

     Selling and distribution expenses decreased by 12.15%, from $198,509 for the six months ended July 31, 1997, to $174,400 for the six months ended July 31, 1998. This decrease was primarily due to a combination of a reduction in sales commissions of 7.73% in 1998 due to the Company's elimination of a sales agent, which resulted in the direct involvement by the Company's staff with one of its major customers, a decrease in warranty claims of $12,000, or 6.27%, relating to 1996 sales, and an increase of 1.85% in a marketing study of the aftermarket and the promotion of new products.

     General and administrative expenses decreased by 10.41% from $227,805 for the six months ended July 31, 1997, to $204,082 for the six months ended July 31, 1998 as a result of a decrease in the number of persons employed in administration by 3.05%, a gain on foreign exchange of 3.34%, a loss of 1.97% on sales of fixed assets in 1997, and a reduction in general administration costs of 2.07%.

     Provision for profit sharing increased 18.85% from $26,545 for the six months ended July 31, 1997, to $31,550 for the six months ended July 31, 1998, as a result of an increase in profit.

     Interest income (net of interest expense) decreased by 34.56% from $41,774 for the six months ended July 31, 1997, to $27,339 for the six months ended July 31, 1998. This decrease occurred primarily due to a decline of 1.03% in interest bearing deposits resulting from the expenditure of funds to purchase additional assets to support the operations of the Company, an increase of approximately 11.49% in interest expenses for the lease cost of the CNC Milling Machine centre, and the incurring of interest penalties of $10,300, or 22.04%, related to the PST (Provincial Sales Tax) audit performed for the years 1992 to 1997.

     Before income taxes, the Company's income increased 26.85% from $222,826 for the six months ended July 31, 1997, to $282,664 for the six months ended July 31, 1998. This increase in income was primarily due to lower costs of sales, savings on operating costs, and gain on foreign exchange.

     The Company's current provision for income taxes increased from $72,419 for the six months ended July 31, 1997, to $84,839 for the six months ended July 31, 1998. This increase was the result of the Company's higher income.

     As a result of the foregoing, net income increased 31.53% from $150,407 for the six months ended July 31, 1997, to $197,825 for the six months ended July 31, 1998.

Financial Condition and Liquidity

     Working capital was $3,145,782 at July 31, 1998 compared to $3,085,135 at January 31, 1998. For the six months ended July 31, 1998, net cash provided from operating activities totaled $583,940, including income from operations of $197,825, depreciation of $90,976, a net change in non-cash working capital of $326,223, and a cumulative translation adjustment of $(31,084). Net cash used in financing activities was $123,604, which resulted from an increase in obligation under capital lease of $161,569, repayment of capital lease of $(25,777), and repurchase of treasury stock of $(12,188). Net cash used in investing activities was $291,943, primarily as a result of the purchase of additional capital assets. Over the six months ended July 31, 1998, changes in non-cash working capital occurred as follows: (i) accounts receivable decreased by $119,014 primarily due to increased collection efforts, (ii) inventories decreased by $145,720 as a result of the usage of raw materials remaining from the previous year, (iii) prepaid expenses increased by $16,345 due to the deposit placed on equipment; (iv) accounts payable and accrued liabilities increased by $98,635 primarily as a result of deferral of payment until August, and (v) income taxes payable decreased by $20,801 due to taxes' being paid by installment. During the next six months, the Company anticipates making total capital expenditures of approximately $200,000 as follows: (i) $20,000 for computer-aided design software and related hardware, (ii) $150,000 for leasehold improvements, and
(iii) $30,000 for the QS9000 (Quality Control Certification) process.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits: There are no exhibits for the six months ended July 31, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 12, 1998

                                           GLAS-AIRE INDUSTRIES GROUP LTD.



                                           /s/ Alex Y. W. Ding
                                           -------------------------------------
                                           Alex Y. W. Ding
                                           President and Chief Operating Officer