Form 10QSB
period 1998-10-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1998-12-14
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ____________________

                         Commission file number 1-14244


                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                                 84-1214736
 ------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation  or  organization)                             Identification No.)


                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                 -----------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                            --------------------------
                           (Issuer's telephone number)


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
                             Yes    X       No
                                 -------       -------

Number of shares outstanding of the issuer's Common Stock:

           Class                                 Outstanding at October 31, 1998
-----------------------------                    -------------------------------
Common Stock, $0.01 par value                               1,593,469

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets -
                October 31, 1998 and January 31, 1997                         1

              Consolidated Condensed Statement of Operations
                for the three months ended October 31, 1998 and 1997,
                and for the nine months ended October 31, 1998 and 1997       2

              Consolidated Condensed Statement of Cash Flow
                for the three months ended October 31, 1998 and 1997
                and for the nine months ended October 31, 1998 and 1997       3

              Notes to Consolidated Condensed Financial Statements          4-5

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               6-8

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                    9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                     October 31,     January 31,
                                                        1998            1998
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------
Assets

Current
     Cash and Equivalents                            $ 2,213,808    $ 1,645,953
     Accounts receivable                               1,125,430      1,200,451
     Inventories                                         640,121        772,780
     Prepaid Expenses                                     16,939         19,095
                                                     -----------    -----------
                                                       3,996,298      3,638,279
Fixed assets                                           1,553,360      1,408,816
                                                     -----------    -----------
                                                     $ 5,549,658    $ 5,047,095
                                                     ===========    ===========

Liabilities and Shareholders' Equity

Current
     Bank indebtedness                               $      --      $      --
     Accounts Payable and accrued liabilities            617,476        460,680
     Incomes taxes payable                                99,621         92,464
     Current portion - capital lease                      45,130           --
                                                     -----------    -----------
                                                         762,227        553,144
Long Term Debt
Obligation Under Capital Lease                            74,852           --
Deferred Income Taxes                                    281,327        281,327
                                                     -----------    -----------
                                                       1,118,406        834,471
                                                     -----------    -----------
Shareholders' Equity
     Share capital                                        15,875         15,875
     Contributed surplus                               3,462,334      3,462,334
     Treasury stock                                     (294,705)      (235,163)
     Retained earnings                                 1,409,170      1,045,962
     Cumulative translation adjustment                  (161,422)       (75,384)
                                                     -----------    -----------
                                                       4,431,252      4,212,624
                                                     -----------    -----------
                                                     $ 5,549,658    $ 5,047,095
                                                     ===========    ===========



                                            Glas Aire Industries Group Ltd.
                                   Consolidated Condensed Statement of Operations
                                                     (Unaudited)


                                                   Three Months Ended                      Nine Months Ended
                                             October 31,         October 31,         October 31,         October 31,
                                                 1998               1997                1998                1997
                                             -----------         -----------         -----------         -----------

Sales                                        $ 1,909,250         $ 1,899,446         $ 4,763,578         $ 4,882,063
Cost of sales                                  1,241,307           1,365,662           3,153,330           3,418,431
                                             -----------         -----------         -----------         -----------
Gross profit                                     667,943             533,784           1,610,248           1,463,632
                                             -----------         -----------         -----------         -----------
Expenses
     Depreciation                                 47,464              44,039             138,440             119,298
     Research and development                    117,516              90,035             303,488             310,714
     Selling and distribution                    104,634             107,505             279,033             306,014
     General and administrative                  123,243             127,121             327,325             354,924
     Provision for profit sharing                 29,101              16,655              60,651              43,200
     Interest                                    (22,362)            (17,494)            (49,701)            (59,268)
                                             -----------         -----------         -----------         -----------
                                                 399,596             367,861           1,059,236           1,074,882
                                             -----------         -----------         -----------         -----------
Income from operations                           268,347             165,923             551,012             388,750
Income taxes - current                           102,967              63,643             187,806             136,062
Income taxes - deferred                             --                  --                  --                  --
                                             -----------         -----------         -----------         -----------
Net Income (loss) for the period             $   165,380         $   102,280         $   363,206         $   252,688
                                             -----------         -----------         -----------         -----------
Net income per share of common stock         $       .11         $       .07         $       .25         $       .17
Weighted average common shares
       outstanding                             1,458,301           1,509,021           1,458,301           1,509,021
                                             -----------         -----------         -----------         -----------



                           See accompanying notes to consolidated financial statements

                                                       2




                                                 Glas Aire Industries Group Ltd.
                                          Consolidated Condensed Statement of Cash Flows
                                                         (Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
                                                               October 31,        October 31,        October 31,        October 31,
                                                                   1998              1997                1998               1997
                                                                   ----              ----                ----               ----

Increase (decrease) in cash
Cash flows from:
Operating Activities
     Income from operations                                    $   165,380        $   102,280        $   363,206        $   252,688
     Depreciation                                                   47,464             44,039            138,440            119,298
     Deferred income taxes                                                             (3,916)                               (8,174)
     Net change in non-cash working capital                         47,567            394,000            373,790             21,996
     Cumulative translation adjustment                             (54,952)           (19,026)           (86,037)           (34,840)
                                                               -----------        -----------        -----------        -----------
        Net cash (used in) operating activities                    205,459            517,377            789,399            350,968
                                                               -----------        -----------        -----------        -----------

Financing Activities
     Increase in obligation under capital lease                                          --              161,569               --
     Repayment of capital lease                                    (15,811)              --              (41,588)              --
     Purchase of treasury stock                                    (46,354)              --              (58,542)           (88,687)
     Share offering expenses                                                             --                                    --
     Increase (decrease) in bank indebtedness                                        (279,373)                             (110,100)
     Common stock
                                                               -----------        -----------        -----------        -----------
        Net cash (used in) financing activities                    (62,165)          (279,373)            61,439           (198,787)
                                                               -----------        -----------        -----------        -----------

Investing Activities
     Proceeds from sale of fixed assets                                                                                      15,340
     Purchase of capital assets                                      8,960              8,841           (282,983)          (416,291)
     Deferred development costs
                                                               -----------        -----------        -----------        -----------
     Net cash used in investing activities                           8,960              8,841           (282,983)          (400,951)
                                                               -----------        -----------        -----------        -----------

Decrease in cash during the period                                 152,254            246,845            567,855           (248,770)

Cash and equivalents, beginning of period                        2,061,554          1,624,317          1,645,953          2,119,932
                                                               -----------        -----------        -----------        -----------

Cash and equivalents, end of period                            $ 2,213,808        $ 1,871,162        $ 2,213,808        $ 1,871,162
                                                               -----------        -----------        -----------        -----------

Changes in non-cash working capital
     Accounts receivable                                       $   (43,993)       $   217,722        $    75,021        $  (164,328)
     Inventories                                                   (13,061)           144,316            132,659            (58,408)
     Prepaid expense                                                18,502             10,734              2,157            126,609
     Accounts payable and accrued liabilities                       58,161            (32,165)           156,796             43,495
     Income taxes payable                                           27,958             53,393              7,157             74,628
                                                               -----------        -----------        -----------        -----------
                                                               $    47,567        $   394,000        $   373,790        $    21,996
                                                               ===========        ===========        ===========        ===========



                                                       See accompanying notes

                                                                 3

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                October 31, 1998

1. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present, fairly, the financial position of the Company as of October 31, 1998 and the results of operations as well as cash flows for the three-month and nine-month periods ended October 31, 1998 and 1997.

2. These financial statements include the accounts of the company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions have been eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements for the fiscal year ended January 31, 1998 and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998, filed with the Securities and Exchange Commission.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                                 October 31,         October 31,
                                                    1998                1997
                                                    ----                ----
     Raw materials                                $386,959            $410,018
     Work-in-progress                               71,875             159,458
     Finished goods                                158,443              97,951
     Supplies                                       22,844              19,404
                                                  --------            --------
                                                  $640,121            $686,831
                                                  --------            --------

5.   Bank Indebtedness

                                                 October 31,         October 31,
                                                    1998                1997
                                                    ----                ----
     Revolving bank loan                          $      0            $      0

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (6.5 % January 31, 1998, 7 % October 31, 1998) plus 1/2%. This line of credit is renewable annually.

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

7. On May 2, 1996, the Company issued 680,000 shares of its common stock in an underwritten public offering. As a result, the Company had a total of 1,593,469 shares of its Common Stock issued and outstanding at October 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Three Months Ended October 31, 1998 vs Three Months Ended October 31, 1997

     The Company's sales increased by 0.52% to $1,909,250 for the three months ended October 31, 1998, compared to $1,899,446 for the three months ended October 31, 1997. This increase was due primarily to (i) new sales of $65,000 or 3.4% generated by new customers, (ii) a decrease in sales of $75,000 or 3.92% due to an interruption in the manufacture of a high volume product to accommodate a major design change requested by the Company's largest customer,
(iii) a temporary shortage of acrylic in October because of an unforeseen capacity problem experienced by one of Company's suppliers.

     Cost of sales for the three months ended October 31, 1998, decreased by 9.11% to $1,241,307 from $1,365,662 for the three months ended October 31, 1997. This decrease resulted from (i) a decline in materials cost of 4.12% due to usage of raw materials remaining from the previous year, (ii) a reduction in direct labor and overhead charges by 0.79%, (iii) a reduction in repair and maintenance and lower freight cost of 1.75%, and (iv) a gain in foreign exchange by 2.45%. This yielded a gross profit margin of 34.98%, an improvement from 28.1% for the three month period ended October 31, 1997.

     Depreciation expense increased by 7.78% from $44,039 for the three months ended October 31, 1997, to $47,464 for the three months ended October 31, 1998. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 30.52% from $90,035 for the three months ended October 31, 1997, to $117,516 for the three months ended October 31, 1998. This increase was due to (i) an increase of 11.13% in the number of engineering personnel conducting in-house activities, (ii) an increase of 11.49% in usage of outside contractors to accommodate an increase in research and development activities, (iii) an increase of 7.9% in travel expenses to Japan which were deferred from the previous quarter.

     Selling and distribution expenses decreased by 2.67% from $107,505 for the three months ended October 31, 1997 to $104,634 for the three months ended October 31, 1998. This decrease was primarily due to (i) decreased travel and promotional expenses related to the Company's marketing efforts (these expenses are deferred to November 1998) and (ii) an increase in commission expenses due to an increase in sales.

     General and administrative expenses decreased by 3.05% from $127,121 for the three months ended October 31, 1997, to $123,243 for the three months ended October 31, 1998, as a result of an increase of 7% in consulting fees and travel expenses related to the Company's evaluation. Excluding these expenses, the general and administrative expenses were actually lower by 10.5% from the same period in 1997, a result of (i) a decrease in the number of persons employed in administration by 12.8% and (ii) additional maintenance support fees paid to the EDI program as required by our major customers.

     Provision for profit sharing increased from $16,655 for the three months ended October 31, 1997, to $29,101 for the three months ended October 31, 1998, as a result of the increase in profit.

     Interest income (net of interest expense) increased by 27.83% from $17,494 for the three months ended October 31, 1997, to $22,362 for the three months ended October 31, 1998. The Company had more cash on deposit earning interest during the period, which offset the increase of approximately $2,690 in interest expenses from the lease cost of the CNC MILLING Machine Centre, resulting in an overall increase in interest income.

     The Company's income from operations increased 61.73% from $165,923 for the three months ended October 31, 1997, to $268,347 for the three months ended October 31, 1998. This increase in income resulted primarily from lower cost of sales and savings on operating costs.

     The Company accrued income taxes of $63,643 for the three months ended October 31, 1997, to $102,967 for the three months ended October 31, 1998, as a result of the increase in taxable income.

     As a result of the foregoing, net income increased 61.69% from $102,280 for the three months ended October 31, 1997, to $165,380 for the three months ended October 31, 1998.

Nine Months Ended October 31, 1998 vs Nine Months Ended October 31, 1997

     The Company's sales decreased by 2.43% to $4,763,578 for the nine months ended October 31, 1998, compared to $4,882,063 for the nine months ended October 31, 1997. This decrease was due (i) primarily to a general decline in automotive sales, particularly to non-U.S. based manufacturers during the first quarter of 1998, (ii) an interruption in the manufacture of a high volume product to accommodate a major design change requested by the Company's largest customer and (iii) a temporary shortage of acrylic in October because of an unforeseen capacity problem experienced by one of Company's suppliers.

     Cost of sales for the nine months ended October 31, 1998, decreased by 7.76% to $3,153,330 from $3,418,431 for the nine months ended October 31, 1997. This improvement resulted from (i) a decrease in materials cost of 3.12% due to usage of raw materials remaining from the previous year, (ii) a decrease in direct labor and overhead charges of 1.17%, (iii) a decrease of 1.45% on freight and deliveries, and (iv) a gain on foreign exchange of approximately 2.02%. The gross profit margin increased by 3.82% to 33.8% for the nine months ended October 31, 1998, from 29.98% for the nine month period ended October 31, 1997.

     Depreciation expense increased by 16.05% from $119,298 for the nine months ended October 31, 1997, to $138,440 for the nine months ended October 31, 1998. This increase was the result of adding new equipment into service.

     Expenses for research and development decreased by 2.33% from $310,714 for the nine months ended October 31, 1997, to $303,488 for the nine months ended October 31, 1998. This decrease was due to (1) the inclusion of technology fee of $24,570 in the previous year by 7.9%, (ii) an increase of 1.74% in the numbers of engineering personnel conducting in-house activities and (iii) an increase of 2.83% in usage of outside contractors to accommodate an increase in research and development activities.

     Selling and distribution expenses decreased by 8.82%, from $306,014 for the nine months ended October 31, 1997, to $279,033 for the nine months ended October 31, 1998. This decrease was primarily due to (i) a combination of a reduction in sales commissions of 3.32% in 1998 due to the Company's elimination of a sales agent, which resulted in the direct involvement by the Company's staff with one of its major customers, (ii) a decrease in warranty claims of $12,000, or 3.92% relating to 1996 sales, and (iii) a decrease of 3.05% in travel expenses related to the Company's marketing efforts deferred to November 1998.

     General and administrative expenses decreased by 7.78% from $354,924 for the nine months ended October 31, 1997, to $327,325 for the nine months ended October 31, 1998, as a result of (i) an increase of 2.8% or $10,000 in consulting and travel expenses related to the evaluation of the Company, (ii) a decrease in the number of persons employed in administration of 4.53% or $19,600 and (iii) a gain on foreign exchange of 4.08% and a reduction in general administration costs of 1.97%

     Provision for profit sharing increased by 40.4% from $43,200 for the nine months ended October 31, 1997, to $60,651 for the nine months ended October 31, 1998, as a result of the increase in profit.

     Interest income (net of interest expense) decreased by 16.14% from $59,268 for the nine months ended October 31, 1997, to $49,701 for the nine months ended October 31, 1998. This decrease occurred primarily because (i) the Company had more cash on deposit earning interest, resulting in an increase of 13.72% in interest income, (ii) an increase of approximately 12.48% in interest expenses from the lease cost of the CNC Milling Machine Centre, and (iii) the incurring of interest penalties of $10,300 or 17.38% related to the PST (Provincial Sales
Tax) audit performed for the years 1992 to 1997.

     The Company's income from operations increased by 41.74% from $388,750 for the nine months ended October 31, 1997, to $551,012 for the nine months ended October 31, 1998. This increase in income was primarily due to lower costs of sales, savings on operating cost and gain on foreign exchange.

     The Company accrued income taxes of $136,062 for the nine months ended October 31, 1997, to $187,806 for the nine months ended October 31, 1998. This was the result of the increase in income from higher revenue.

     As a result of the foregoing, net income increased by 43.74% from $252,688 for the nine months ended October 31, 1997, to $363,206 for the nine months ended October 31, 1998.

Financial Condition and Liquidity

     Working capital was $3,234,071 at October 31, 1998 compared to $3,085,135 at January 31, 1998. For the nine months ended October 31, 1998, net cash provided from operating activities totaled $789,399 including income from operations  of  $363,206,  depreciation  of $138,440,  a cumulative  translation adjustment of $(86,073) and a net change in non-cash working capital of $373,790. Net cash used in financing activities was $61,439, which resulted from an increase in obligation under capital lease of $161,569, repayment of capital lease of $41,588 and the repurchase of treasury stock for $58,542. Net cash used in investing activities was $282,983, primarily as a result of the purchase of capital assets. Over the nine months ended October 31, 1998, changes in non-cash working capital occurred as follows: (i) accounts receivable decreased by
$75,021 primarily due to increased collection efforts, (ii) inventories decreased by $132,659 as a result of the usage of raw materials remaining from the previous year, (iii) prepaid expenses decreased by $2,157, (iv) accounts payable and accrued liabilities increased by $156,796 as a result of deferral of payment until November, and (v) income taxes payable increased by $7,157 due to higher profit. During the next three months the company anticipates making total capital expenditures of approximately $85,000 as follows: (i) $30,000 for machinery and equipment, (ii) $35,000 for leasehold improvements, and (iii) $20,000 for the QS9000 (Quality Control Certification) process.

                                                              3RD QUARTER FILING
                                               FILING DUE DATE DECEMBER 15, 1998



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits: There are no exhibits for the quarter ended October 31, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the nine months ended October 31, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   December 12, 1998                       GLAS-AIRE INDUSTRIES GROUP LTD.
        -----------------



                                                /s/ Alex Ding
                                                --------------------------------
                                                Alex Ding, President