Form 10KSB
period 1999-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1999-04-30
CIK 911441

FORM 10-KSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended:  January 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _______________ to  ________________

                         Commission file number 1-14244

                        GLAS-AIRE INDUSTRIES GROUP LTD.
                        -------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        84-1072256
            ------                                        ----------
(State or Other Jurisdiction of
 Incorporation or Organization)             (I.R.S. Employer Identification No.)

                             3137 Grandview Highway
                         Vancouver, B.C. V5M 2E9 Canada
                         ------------------------------
                (Mailing Address of principal executive offices)

Registrant's telephone number, including area code   (604) 435-8801

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class         Name of each exchange on which registered

 Common Stock, $0.01 par value              Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            ------------
                                                          (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes ____ No X

The issuer's revenue for its most recent fiscal year was: $6,639,219

The aggregate market value of the issuer's voting stock held as of February 1, 1999, by nonaffiliates of the issuer was $1,384,658.

As of January 31, 1999, issuer had 1,593,469 shares of its $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format.   Yes X   No ____



TABLE OF CONTENTS

PART I

      Item 1.  Business
      Item 2.  Properties
      Item 3.  Legal Proceedings
      Item 4.  Submission of Matters to a Vote of Security Holders


PART II

      Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters
      Item 6.  Selected Financial Data
      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations
      Item 8. Financial Statements and Supplementary Data --Independent Auditor's Report
      Item 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure


PART III

      Item 10. Directors and Executive Officers of the Registrant
      Item 11. Executive Compensation
      Item 12. Security Ownership of Certain Beneficial Owners and Management
      Item 13. Certain Relationships and Related Transactions


PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

SIGNATURES

PART I

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

     During the fiscal year ended January 31, 1999, approximately 98% of the Company's sales were to automobile manufacturers. The Company's clients/joint product development partners include DaimlerChrysler Corp, GM. Service Parts Operation, GM. of Canada Ltd., Honda Access America, Inc., Honda Access Corp., Mazda North America Operations, Nissan Canada Inc., Nissan North America, Inc., Subaru of America, Inc., Toyota Canada Inc., and Toyota Tsusho America, Inc. The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

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

     The Company sells its products in the United States, Canada, Japan, and the United Kingdom. Net export sales to customers by geographic area consisted of the following for each of the three years ended January 31, 1997, 1998 and 1999.

                                             Year ended January 31
                                   1997              1998             1999
                                      thousands of United States dollars

United States               $3,121      72%     $4,915    77%    $5,481      82%
Canada                         620      14%        789    12%       874      13%
Japan                          491      12%        586     9%       242       4%
Other                           84       2%        120     2%        42       1%

Industry Overview

     Glas-Aire's products are used in the diverse and growing automotive components market, comprised of all after-market accessories, dealer-installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles (versus those purchased for routine maintenance). The Specialty Equipment Market Association ("SEMA") estimates this category at the manufacturers' level, has grown from $2.35 billion in 1985 to over $6.85 billion in 1997. During this period, the retail sales increased from $4.35 billion to $19.33 billion. The Company's products compete in the accessory/appearance segment of this market, estimated to be approximately $3.59 billion at the manufacturers' level. These products are generally defined as those that change the look of the vehicle, add creature comforts or add aerodynamic styling that are not in the original vehicle design.

     According to SEMA, during 1990-1997, the accessory/appearance segment has grown by 94.1%, mostly due to the rise in light truck and sport utility vehicle purchases. Of all vehicles sold in the US in 1996, 43.5% were light trucks and sport utility vehicles. In 1997, this grew to almost 50%. SEMA estimates that approximately 30% of all specialty accessory products are sold into the light truck market, either directly through the manufacturers or through dealerships and after-market distribution channels. Automotive Market Research Council
(AMRC) forecasts over 11% increase in light truck sales during the next 5 years.

     Glas-Aire participates in the OEM segment of the appearance accessory market, providing product to the automotive manufacturers which then distribute the product to consumers through their dealer networks. The parts accessory business has become an increasingly important profit center for the dealers.
With a strong interest in providing additional profit opportunities for their dealer networks, the manufacturers are increasing their own involvement in developing new and enhanced accessory products (often included in "special trim packages").

     While the Company has maintained its primary focus on the core OEM business (genuine wind deflectors installed at the dealership level), management believes the quality Glas-Aire product lines would have excellent potential in the largely untapped after-market channels as well. These channels constitute the majority of consumer purchases in the light truck accessory market and would represent significant incremental growth potential for the Company. As previously mentioned, the Company perceives the after-market as a potential target, in partnership with a suitable industry participant. As well, the Company intends to use its existing relationship with a Japanese automobile manufacturer which is based on direct-to-factory sales to expand this mode of operation in Japan and elsewhere.

Business Strategy

Management's strategies for future operations and expansion are as follows:

     Increasing production capacity/efficiency. The Company will add 3,000 ft2 to the Vancouver facility by constructing a mezzanine. The Company will move the offices that are currently located on the main floor to the mezzanine, allowing expansion of operations into the vacated office space. The additional 3,000 ft2 factory work space created by the construction of the mezzanine will permit the Company to redesign the flow of work within the factory for more efficient and cost-effective "finishing operations," and will create needed space for additional equipment that will increase the Company's manufacturing capabilities and capacity. The construction is scheduled to be completed by June 30, 1999.

     The Company constantly evaluates its production process for improvement. Recently, the Company began evaluating several changes in its manufacturing processes that could lead to increases in efficiency and cost savings in labor and materials, if successfully implemented. Although there can be no assurance, management is optimistic that the Company will be able to obtain the Canadian Government's funding for further analysis and development of this new process.

     Management plans to streamline machining operations by diverting some work from the existing three 5-axis CNC trimmers to a new 3-axis CNC trimmer that the Company plans to acquire. This action is consistent with the Company's objective of increasing production capacity and efficiency.

     The capacity of the molding operation will be increased with the addition of a third thermoforming machine. This addition will also minimize molding down-time due to machine breakdowns.

     Increasing sales to automobile manufacturers. Approximately 98% of the Company's sales are to automobile manufacturers. Management of the Company believes that increased sales to automobile manufacturers can be accomplished through sales of existing and new products to existing customers in North America. Marketing efforts in North America are supported by two well established and respected automobile manufacturers' firms that have represented the Company for a number of years.

     The Company has been working with a manufacturers' representative firm based in Japan to improve distribution, to strengthen its client interface and intensify new business development efforts in Japan. In addition, the Company has established a distribution office in Tokyo with one full-time Japanese employee with automobile industry experience to enhance the Company's direct marketing efforts in Japan.

     Frequently, an increase in sales is accomplished through the development of new clients as well as introduction of new products. During the last year, the Company succeeded in introducing 2 part numbers into a Japanese automobile manufacturer as production parts rather than accessories. Historically, the Company's products have been sold principally as accessories and not as production parts that are installed during the manufacturing process. Management is optimistic that it will be able to expand sales of its products as production parts rather than accessories with existing clients as well as new clients. Management intends to direct its efforts toward further penetration of the Japanese automotive market, and is hopeful that the success the Company has had with exiting clients will assist in this effort.

     The "After-Market" as a New distribution channel. Traditionally, almost all of the Company's products are channeled to parts distribution centers of major car manufacturers who, in turn, private labeled the parts via their dealer networks as accessories/options for automobile buyers. Management believes that sales of the Company's products in the "after-market" through auto parts and supply houses, mail order supply houses, or possibly through electronic commerce on the internet offers the Company significant potential. Management has evaluated a number of different opportunities and has concluded that a strategic partnership with a partner that is already actively involved in the
"after-market" sales of automotive products and accessories may provide the optimum solution for the Company's expansion into this market. Management intends to further evaluate this opportunity and to attempt to find a suitable strategic partner. Investors are cautioned that there can be no assurance that the Company will be successful in finding a suitable strategic partner or that even if such a partner is found that an acceptable arrangement will be negotiated, or even if negotiated that such a relationship will result in a significant increase in the Company's sales or net income.

     Development of New Products. Management believes that development of new products to meet the demands and needs of its customers in the automotive industry is a key factor in the Company's future success. The Company conducts active research and development activities to enhance its existing products and to develop new products. One such new product that management believes has significant potential is "door visors." In 1996, the Company worked on a "door visor project" for Isuzu Car Life Company Limited of Japan ("ICL"). This project was successfully brought to prototype stage but canceled before it could be carried into production due to manufacturing delays attributable to the Company's subcontractor for injection molded products, and difficulties with procurement of raw material acceptable to ICL. However, formal negotiations are now in progress with several auto manufacturers for the production of door visors. Although there can be no assurance, management is optimistic that these negotiation will result in sales of door visors and the introduction of a new product to the Company's product line.

Products

     The Company manufactures sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. The Company's major raw material is continuous cast acrylic.

     Sunroof wind deflectors. Sunroof wind deflectors reduce the noise and ear discomfort resulting from air turbulence created by open sunroofs. The Company manufactures sunroof wind deflectors for passenger cars, sport-utility vehicles and mini-vans equipped with electric sliding sunroofs. The Company markets its sunroof wind deflectors in the United States, Canada, Japan and the United Kingdom.

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

     The following table sets forth the percentage of net sales of each of the Company's product lines for the years ended January 31, 1997, 1998 and 1999.

      Product Line               1995       1996       1997       1998      1999
      ------------               ----       ----       ----       ----      ----
 Sunroof Wind Deflectors          60%        66%        54%        52%       41%
     Hood Protectors              24%        21%        31%        22%       37%
   Rear Air Deflectors            16%        13%        15%        26%       22%


     New Products. In order to build on its basic product groups (i.e. sunroof wind deflectors, hood protectors and rear air deflectors), the Company plans to upgrade the offerings in all three categories to address its clients'/prospects' new, more stringent requirements in terms of surface finish, complex shapes, alternate attachment mechanisms and dimensional accuracy. This strategy is expected to increase the Company's competitiveness and help expand its target markets.

     Management's  recent  marketing  efforts  in  Japan  have  resulted  in the identification of significant opportunities in the door visor category. Management estimates the potential market in Japan to be in excess of $100 million dollars per year at the factory level. Door visors allow for open window air circulation by keeping out rain and other elements, an important factor for the significant number of Japanese consumers who smoke while they drive. Recently, the Company has had formal inquiries from some of its Japanese clients regarding the design and supply of door visors. Management does not believe that injection molded door visors with quality acceptable to the Japanese auto manufacturers are being manufactured in North America due to the lack of technology related to molding of such large parts with exacting requirements.

     The Company intends to develop 2 types of door visor products (injection molded and vacuumformed). Management believes that the U.S. represents a significant potential market for vacuumformed door visors. Although there can be no assurance, management is optimistic that the company will be able to obtain Canadian government funding for its marketing activities of door visors in the United States.

     Product Obsolescence/Design Changes. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the original equipment manufacturers ("OEMs") is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. The Company will attempt to counteract this with improved lead times, as a result of using more efficient design software and milling its own prototype tools for thermoforming. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

Major Customers

     The Company sells principally to automobile manufacturers in the United States, Canada, Japan and the United Kingdom. For the fiscal 1999, sales in the US accounted for 82% of the Company's revenues (including sales to US subsidiaries of foreign automobile manufacturers), Canada 13% and others 5%.

     For most of its customers, particularly the importer and Japanese auto makers, Glas-Aire engages in a simultaneous design/sales process with the OEM's engineering and purchasing organizations that normally results in a series of purchase orders geared to coincide with the release of a particular car model.

     As reflected below, the Company has four major customers who accounted for 10% or more of the Company's sales:

                                                       Percent of Company Sales
                                                           (FYE January 31)
     Customer                Products                   1997     1998     1999
     --------                --------                   ----     ----     ----

Nissan                Sunroof wind deflectors,           31%      34%      32%
North America, Inc.   hood protectors and rear air
                      deflectors

Honda Access          Sunroof wind deflectors            25%      21%      25%
America, Inc.

General Motors        Hood protectors and rear           19%      14%      21%
(USA & CDN)           air deflectors

Subaru of             Sunroof wind deflectors            11%      9%       10%
America, Inc.


     The Company believes that it has a stable relationship with its customers, as evidenced by the fact that its four largest customers have dealt with the Company for more than four years. If, however, the Company were to lose Nissan Motor North America, Inc., General Motors (USA & CDN), Honda Access America,
Inc. or Subaru of America, Inc. or if these customers were to significantly reduce their purchases from the Company, the Company's revenues, earnings and financial position would be materially adversely affected.

     The Company manufactures accessories for the majority of its customers on a purchase order/invoice basis. For General Motors in the U.S., the Company has a virtual just-in-time drop shipment program utilizing its warehouse facilities in Bellingham, WA. The Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, or in the case of replacement parts and accessories, for the balance of the life of the new vehicle warranty or a minimum of 36 months or 36,000 miles after the date of installation on the vehicle, whichever is greater. The Company is obligated to reimburse its OEM customers for all legitimate quality related warranty claims paid by them.

Manufacturing

     The Company currently manufactures and assembles its products at its plant in Vancouver, B.C., Canada. The Company's present line of products are produced primarily from acrylic, using thermoforming. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. The Company is able to meet the stringent Japanese surface requirements by using an enhanced thermoforming process it has developed, using milled aluminum tools, in a clean-air facility.

     The Company's traditional manufacturing operation consists of four major functions: (i) cutting; (ii) molding; (iii) machining; and (iv) finishing. Cutting entails cutting the acrylic, which is purchased, in large sheets, to an appropriate size for the product being manufactured. Molding is one of the most critical operations demanding accurate control of many parameters - tooling, timing, heating and cooling. The Company currently utilizes a slide-tray thermoformer, plus a three-station rotary thermoformer which performs three functions simultaneously loading/unloading, heating and forming. The three stations rotate so that after the machine operator loads the acrylic it passes automatically through the heating station followed by the forming station and finally to the unloading station without further human intervention. Next, the molded pieces of acrylic are machined to form the blades of the wind deflector. This function is performed primarily with computer numeric control ("CNC") routers. Finishing consists of (i) flame polishing whereby the edges of the blades are polished by use of a flame; (ii) stamping identifying marks on the product; (iii) application of gasket/extrusion; (iv) labeling; (v) cleaning; and
(vi) boxing.

     The Company constantly evaluates its production process for improvement. Recently, the Company began evaluating several changes in its manufacturing processes that could lead to increases in efficiency and cost savings in labor and materials, if successfully implemented. Although there can be no assurance, management is optimistic that the Company will be able to obtain the Canadian Government's funding for further analysis and development of this new process.

     Raw Materials and Suppliers. Acrylic is the single most expensive raw material used in manufacturing the Company's products. The Company currently purchases its acrylic from Acrylco Manufacturing Ltd. (a Canadian distributor for Mitsubishi Canada Limited) and Aristech Acrylics LLC. in Florence, Kentucky. The Company does not have a long-term contract with either of these suppliers. If the Company were to lose either of these suppliers of acrylic, management is confident that an alternate supplier could be found, although the number of acrylic suppliers is limited. The absence of an alternate supplier of acrylic would have a serious adverse effect on the Company. Previously, the Company has reported that it intended to investigate manufacturing acrylic for the Company's own use, and to purchase acrylic manufacturing equipment if management determined that it was in the best interests of the Company to do so. Management believes that this strategy cannot be economically implemented, and has decided not to pursue manufacturing its own acrylic at this time.

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

     Management of the Company is in the process of registering for QS-9000 quality standard certification. These standards were developed by Chrysler/Ford/General Motors Supplier Quality Requirements Task Force. Recently, the North American automobile manufacturers shifted their supplier quality requirements to QS-9000. Towards 1997, the Company was informed about this shift by General Motors (Canada and the US) and responded by changing its focus from ISO 9000 to QS-9000. Since then, the Company prepared and published its QS-9000 Quality Policy Manual and submitted it to General Motors (Canada) as the first step towards certification. While substantial effort is required to formulate, publish and implement all of the practices mandated by QS-9000, management intends to continue pursuing the various steps necessary to attaining certification. It must be noted that substantial effort/expense is required to implement all of the practices mandated by QS-9000. Although management is optimistic that the Company will receive certification, investors are cautioned that there can be no assurance that the Company will, in fact, be granted QS-9000 certification or that, once granted, it will retain such certification.

Marketing and Distribution

     Marketing. The Company markets itself primarily through personal contact, the distribution of written and computerized information about the Company and its products, incentive programs and attendance at trade shows. These functions are primarily performed by management of the Company; however, the Company has contracts with three sales representatives - two in the United States and one in Japan - who have established relationships with large automobile manufacturers. The sales representatives handle the day-to-day customer contacts. In addition, the Company has established a distribution office in Tokyo with one full-time Japanese employee with automobile industry experience to enhance the Company's direct marketing efforts in Japan. As the Company's sales increase, the Company may hire additional personnel or may contract with additional sales representatives if additional marketing personnel are needed.

     Glas-Aire has recently been selected by General Motors for inclusion in its accessory promotional program. As a result, the Company's products are prominently displayed in marketing brochures provided to GM's network of 7,000 dealers.

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

     - A corporate and product profile is available on digital medium (i.e., computer disks). This will enable the Company to present itself and its products more effectively using both digitized information available on disks, and on digital networks for rapid information transfer over telephone lines anywhere on the globe, as well as demonstrating the Company's innovative spirit. Management provides access to information on the Company, including its filings with the United States Securities and Exchange Commission, its press releases, and its products through the INTERNET. The Company's web page may be accessed at www.glasaire.com.

     - Representatives of the Company will continue traveling to Japan, China, Europe etc. to present the Company and its products to potential customers as well as new distributors or other potential strategic partners for entering the non-dealership after-market segment.

     - The Company will continue increasing its participation in major trade shows associated with its products.

     Distribution. The majority of the Company's products are supplied to parts distribution centers of major car manufacturers which, in turn, private label the parts via their dealer networks as accessories/options for automobile buyers

     The Company generally sells and ships its products "F.O.B. factory" and most of its customers are responsible for the transportation of finished products from the Company's factory or warehouse facility to their final destination and bear the risk of loss during transportation.

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

     For most of the cars sold in North America, Glas-Aire ships its products to customers' parts distribution centers and vehicle processing centers throughout the U.S. and Canada. For the Japanese market, the OEMs generally have one centralized distribution center. With General Motors, Glas-Aire drop ships the ordered parts directly to its network of 7,000 dealers.

     Last year, the Company completed a feasibility study regarding distribution into the after-market . Management believes that sales of the Company's products in the "after-market" through auto parts and supply houses, mail order supply houses, or possibly through electronic commerce on the internet offers significant potential. Management has evaluated a number of different opportunities and has concluded that a strategic partnership with a partner that is already actively involved in the "after-market" sales of automotive products and accessories may provide the optimum solution for the Company's expansion into this market. Management intends to further evaluate this opportunity and to attempt to find a suitable strategic partner. Investors are cautioned that there can be no assurance that the Company will be successful in finding a suitable strategic partner or that even if such a partner is found that an acceptable arrangement will be negotiated, or even if negotiated that such a relationship will result in a significant increase in the Company's sales or net income.

Research and Development and Product Design

     Management believes that its product development capabilities are important to the future success of the Company's business. The Company has four permanent employees engaged in research and development at its Vancouver facility. In addition, the Company contracts out the Company's research and development function to a research and development company which employs four permanent research and development professionals who work on the Company's projects. During the fiscal years ended January 31, 1997, 1998 and 1999, the Company spent approximately $395,099, $393,182 and $415,751, respectively, towards research and development. The increase in research and development costs from 1997 to 1999 resulted from increased research and development activities associated with development of new products and improvements to existing products. Management expects that this trend of increased spending on research and development activities will continue.

     During the last fiscal year, the Company purchased the Pro/E CAD/CAM system and related hardware, which was a significant upgrade to the Company's computer aided design capabilities. Management believes that this upgrade will facilitate the electronic transfer of technical data and drawings between the Company and engineering departments of the Company's OEM customers. Utilization of Pro/E is expected to increase the efficiency of the Company's research and development function and simplify the engineering process. As the Company's customers are principally automobile manufacturers, the major responsibility of the product design personnel is to produce designs to the satisfaction of and in accordance with the specifications developed with or provided by the automobile manufacturers. The Company's cycle time for product development is relatively short, ranging from three to six months.

     When the design of a vehicle model changes configuration, the Company must retool its products to insure proper fit of its products. Although frequent model or configuration changes would increase the Company's costs, tooling costs generally are not substantial and frequently may be passed on to the customer, often over a two year period. However, investors are cautioned that continued utilization of the Company's products by the OEMs as well as the after-market is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform with design changes by the automobile manufacturers and that design changes and product obsolescence could have a material adverse effect on the Company's profitability.

Competition

     The Company has several competitors which have substantially greater technical, financial and marketing resources than the Company. For the sunroof wind deflector market, the primary competitor has been Plastic Form, a subsidiary under the umbrella of MascoTech. In the hood protector and rear air deflector market, its major competitor is Autotron, a subsidiary of LUND International Holdings ("Lund"). Autoventshade, also a subsidiary of Lund, produces hood protectors and door visors.

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

Employees

     As of January 31, 1999, the Company employed 86 production workers, 8 research and development personnel, 2 clerical/administrative staff and 3 management staff members. In addition, the Company has a contract with a research and development company with 4 engineers and technologists for the Company's projects.

     The Company attempts to maintain amiable and communicative relations with its employees. The Company is not a party to any labor contracts or collective bargaining agreements. The Company has experienced no labor stoppages in recent years and management believes that relations with its employees are satisfactory. The Company believes there is an adequate supply of suitable labor available.

Factors That May Affect Future Results

     Major Customers. The Company has four customers which, together, accounted for 86% of its sales during the fiscal year ended January 31, 1999. There can be no assurance that these customers will continue to purchase the Company's products at these levels in the future. The loss of any one of these major customers, or a significant reduction in their purchases from the Company, would have a material adverse effect upon the Company and its operations.

     Dependence Upon Automobile Industry. The Company's current products consist exclusively of automobile accessories, specifically sunroof wind deflectors, hood protectors and rear air deflectors, which are sold to OEMs. Accordingly, the market for the Company's products is tied to the success of the automobile industry, and the success of the Company is dependent upon that single industry. A significant decline in the automobile industry, in general, over which the Company would have no control, could have a serious adverse effect on the Company and its business. In addition, economic factors adversely affecting automobile production and discretionary consumer spending could have a material adverse effect on the Company's results of operations.

     Dependence Upon Automobile Manufacturers in Japan and Related Risks. A significant percentage of the Company's sales were to Japanese automobile manufacturers or United States or Canadian subsidiaries of Japanese automobile manufacturers. The passage of protectionist legislation, including increased import tariffs, or public sentiment against imports could result in a decrease in sales of Japanese automobiles which would have a direct negative impact on the Company's sales. In addition, the economic problems experienced in Japan could have a material and adverse affect upon the Company's Japanese customers, which could materially and adversely affect the Company. Further, the devaluation of the Japanese Yen could result in Japanese automobile manufacturers looking to Japanese suppliers of automobile accessories which also could have a serious negative impact on the Company's sales.

     Dependence Upon Key Personnel. The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management as well as upon the Company's ability to attract and retain qualified engineering, technical, design, marketing and production personnel. In particular, the Company is dependent upon the experience and abilities of William R. Ponsoldt; the Company's Chief Executive Officer and the Chairman of its Board of Directors, Alex Ding, the President of the Company, and Omer Esen the General Manager of the Company. Accordingly, the loss of the services of Mr. William R. Ponsoldt, Mr. Ding, Mr. Esen or other key personnel could have a material adverse effect on the Company and its future operations. If Mr. William
R. Ponsoldt, Mr. Ding, or Mr. Esen were to be unavailable for any reason, there can be no assurance that the Company would be able to employ a qualified person or persons on terms suitable to the Company.

     Competition. The Company's sales and profitability should be considered in light of the competitive environment in which the Company operates. The Company's business is in an industry which is highly competitive, and many of its competitors, both local and international, have substantially greater technical, financial and marketing resources than the Company. The principal factors which determine the Company's competitive position include quality, customer care and price. Management believes that its research and development capabilities, concentration on increased production efficiencies and commitment to customer service and product innovation will enable the Company to continue to compete effectively. However, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's competitors or by automobile manufacturers themselves. In addition, there are no significant technological or manufacturing barriers to entry into the automobile accessories business in which the Company operates.

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

     Dependence on Component and Raw Materials Suppliers. The Company purchases raw materials, primarily acrylic and certain components used in the manufacture of its products from various suppliers. Although the Company has long term relationships with its key suppliers it does not have, long-term supply agreements. Company does not anticipate significant delays or disruption in the manufacture and delivery of its raw materials or components, but there can be no assurance that delays or disruptions will not occur. The loss or breakdown of the Company's relationships with its suppliers could subject the Company to delays in the delivery of its product to customers and loss of customers. In addition, increased prices for raw materials or component parts could have a material adverse effect on the Company's profitability.

     Manufacturing Risks. The Company's business is subject to many of the risks inherent in manufacturing, including risks associated with production equipment failure, fluctuating costs of raw materials and component parts, shortages of raw materials, changes in governmental regulations, labor shortages, work stoppages and other labor difficulties. Any significant interruption of manufacturing activities could have a material adverse effect on the Company's operations.

     Product Obsolescence and Design Changes. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

     Dependence on a Limited Number of Products. The Company manufactures and sells sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. The Company's sales of each of these products are dependent on the popularity of the type of vehicle or the vehicle accessory to which the product relates. For example, a decline in popularity of sunroofs would result in decreased sales of sunroof wind deflectors while a decline in popularity of light trucks, (which includes sport-utility vehicles as well as pickup trucks) and mini-vans would result in decreased sales of hood protectors and rear air deflectors. Although not anticipated in the foreseeable future, such events could have a material adverse effect on the Company's business.

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

Item 2 - Properties
-------------------

     The Company leases 21,777 square feet of factory, warehouse and office space located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9 from Rockmore Investments Ltd. The lease term is 5 years, due to expire in 2003 with an option for a further 5-year term at that time. The current total rent is CDN$9,779 (i.e., US $6,520 based upon current exchange rates) per month. The lease is a triple net lease, and the Company is responsible for its share of common area expenses and maintenance. The Company is adding approximately 3,000 ft2 to the Vancouver facility by constructing a mezzanine. Costs of construction are being borne by the landlord. Upon completion of the mezzanine, the Company will pay an additional CDN $3,000 (i.e., US $2,000 based upon current exchange rates) per month for the term of the lease.

     The Company also rents on a month-to-month basis 5,000 square feet of warehouse space in Bellingham, Washington, at a rental of US$1,800 per month. This facility is used primarily for warehousing products for distribution to certain US customers.

     These facilities are adequate for the Company's present level of business and anticipated growth over the next two years; however, if sales grow significantly greater than is anticipated then management will have to acquire additional manufacturing space either by leasing additional space in the current facilities or by moving to a larger facility.

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


                                     PART II

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "GLAR" and on the Pacific Stock Exchange under the Symbol GLA.

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of Common Stock as reported by the National Quotation Bureau, Inc.

         Quarter Ended                                 High Bid        Low Bid
         -------------                                 --------        -------
         Fiscal 1999
         May 1 thru July 31, 1998                       $3.00           $1.75
         August 1 thru October 31, 1998                 $2.00           $1.25
         November 1 thru January 31, 1999               $2.25           $1.094

     The closing bid price of the Common Stock as of April 23, 1999, was $2.75 per share. As of January 31, 1999, the Company had approximately 30 shareholders of record and estimates that its Common Stock was beneficially owned by in excess of 500 shareholders based upon ownership in "street name."

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. In April of 1999, the Board of Directors declared a $0.25 per share cash dividend payable to shareholders of record on April 23, 1999. Subsequent to the date of declaration of the cash dividend and before the record date, the Board of Directors rescinded the cash dividend subject to receiving shareholder approval of the rescission at the next annual meeting of the shareholders. The Board of Directors has advised that they do not anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

     The selected financial information set forth below is derived from the audited consolidated financial statements of the Company, which are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The consolidated financial statements at January 31, 1998 and 1999 and for the fiscal years ended January 31, 1997, 1998 and 1999 have been audited by BDO Dunwoody, Chartered Accountants, and appear elsewhere herein. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              As of January 31,
                                           ----------------------
Balance Sheet Data                          1998             1999
------------------                          ----             ----
                                   (In thousands of United States dollars,
                                             except share data)

Working capital                           $ 3,086          $ 3,401

Total assets                                5,047            5,885
Long-term debt                                --              --
Obligation under capital lease                                  68
Deferred income taxes                         281              359
Shareholders' equity                        4,213            4,581

                                                 Year ended January 31,
                                      -----------------------------------------
Income Statement Data                     1997           1998           1999
---------------------                     ----           ----           ----

Sales                                 $     4,316    $     6,410    $     6,639
Cost of sales                               3,028          4,506          4,497
                                      -----------    -----------    -----------
Gross profit                                1,288          1,904          2,142
                                      -----------    -----------    -----------
Research and development                      395            393            416

Selling and distribution                      282            386            403
General and administrative                    414            528            513
Provision for profit sharing                   23             68             89
Interest                                      (61)           (74)           (79)
                                      -----------    -----------    -----------
Total expenses                              1,053          1,301          1,342
                                      -----------    -----------    -----------
Income before income taxes                    235            603            800
Income taxes                                  126            257            299
                                      -----------    -----------    -----------

Net income                            $       110    $       346    $       501
                                      ===========    ===========    ===========
Earnings per share basic & diluted    $      0.08    $      0.23    $      0.34
                                      ===========    ===========    ===========
Weighted average number of
  shares outstanding                    1,426,038      1,519,405      1,470,129

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview

     The Company derives its revenues from the sale of automotive accessories manufactured by it. The Company's sales increased from $4,316,372 for the fiscal year ended January 31, 1997, to $6,409,954 for the fiscal year ended January 31, 1998, and to $6,639,219 for the fiscal year ended January 31, 1999. The Company had net income of $109,800 in net income for the fiscal year ended January 31, 1997, and an increase to $346,328 in net income for the fiscal year ended January 31, 1998 and an increase to $500,768 in net income for the fiscal year ended January 31, 1999. Gross profit margins decreased to 29.8% for the fiscal year ended January 31, 1997, and to 29.7% for the fiscal year ended January 31, 1998, and an increase to 32.26% for the fiscal year ended January 31, 1999 due to the addition of new customers plus volume increase in sales orders from existing customer. However, management believes that it will be able to further increase gross profit and net income in future periods by increasing the Company's production capacity and production efficiency. Increased revenue in future periods will depend on the Company's ability to strengthen its customer base through the development of new products, increasing the number of customers and expanding into additional geographic markets and distribution channels, while maintaining or increasing sales of its existing products to current customers. Management intends to increase production capacity and production efficiency through the purchase of additional equipment and machinery. Further, management also intends to focus its efforts upon improving the sales to overhead ratio and increase the Company's gross margin by reorganization, the use of more effective tools and better utilization of resources. Investors are cautioned that there can be no assurance that gross profit and net income will, in fact, increase in future periods. See "Business--Business Strategy."

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                                     Year ended January 31,
                                               -------------------------------
                                                1997         1998         1999
                                                ----         ----         ----
Net sales                                      100.0%       100.0%       100.0%
Cost of sales                                   70.2         70.3         67.7
                                               -----        -----        -----
Gross profit                                    29.8         29.7         32.3
                                               -----        -----        -----
Research and development                         9.2          6.1          6.3
Selling and distribution                         6.5          6.0          6.1
General and administrative                       9.6          8.2          7.7
Provision for profit sharing                     0.5          1.1          1.3
Interest                                        (1.4)        (1.1)        (1.2)
                                               -----        -----        -----
Income before income taxes                       5.4          9.4         12.1
Income taxes                                     2.9          4.0          4.5
                                               -----        -----        -----
Net income                                       2.5          5.4          7.6
                                               =====        =====        =====

Year Ended January 31, 1999 Compared to Year Ended January 31, 1998

     Sales. The Company's sales increased by 3.58% from $6,409,954 for the year ended January 31, 1998, to $6,639,219 for the year ended January 31, 1999. This increase resulted primarily (1) from the addition of new customers, (2) sales of new parts, and (3) additional orders from existing customers. Revenues from the Company's four major customers accounted for approximately 88% of the Company's sales during the year ended January 31, 1999.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, increased slightly from 29.7% for the year ended January 31, 1998 to 32.26% for the year ended January 31, 1999. This net increase of 2.56% was due primarily to
(i) an increase in the value of Canadian dollar which diminished the exchange rate benefit reflected in the gross profit margin of the Company for the prior fiscal year, (ii) decline in material cost due to the usage of raw materials remaining from the previous year, (iii) an increase in depreciation due to the placement of new equipment service, and (iv) an increase in direct labor and overhead cost.

     Research and Development. Expenses for research and development increased by 5.74% from $393,182 for the year ended January 31, 1998, to $415,751 for the year ended January 31, 1999. This increase was primarily due to (i) an increased in the number of engineering personnel conducting in-house activities, (ii) an increase in usage of outside contractors to accommodate an increase in research and development activities, (iii) an increase in travel expenses to customers to provide extra services related to new design.

     Selling and Distribution. Selling and distribution expenses increased by 4.48%, from $386,098 for the year ended January 31, 1998, to $403,382 for the year ended January 31, 1999. This increase was primarily due to (i) the increase of $12,274 after-market research, (ii) the increase of $10,317 warranty claim due to major design change requested by the Company's largest customer, (iii) the increase of $11,303 commission expenses from volume increase in sales, (iv) a decrease of $16,610 in travel & promotion expenses related to the Company's marketing efforts deferred to February & March 1999.

     General and administrative. General and administrative expenses decreased by 2.69% from $527,552 for the year ended January 31, 1998, to $513,384 for the year ended January 31, 1999, as a result of (i) an increase of $12,830 in consulting fees and travel expenses related to the Company's evaluation, (ii) an increase of $8,000 in director's fees, (iii) a decrease of $5,916 in consulting, legal fees relating to the preparation of annual reports to investors. Excluding these expenses the general and administrative expenses were actually lower by $29,082 from the same period in 1998, a result of (i) an increase of $13,832 due to additional maintenance support fees paid to the EDI program as required by our major customers. (ii) a decrease in the number of persons employed in administration of $22,285, (iii) a decrease in consulting fees of $11,980 relating to the QS9000 (Quality Control Certification) (iv) a gain on foreign exchange of 4,380 (v) an increase in cash discount, and a decrease in other administration cost of $4,269.

     Provision for Profit Sharing. Provision for profit sharing increased by 30.64% from $68,504 for the year ended January 31, 1998 and to $89,496 for the year ended January 31, 1999. This increase was a result of the higher profitability of the Company.

     Interest. Interest income (net of interest expense) increased from $74,256 for the year ended January 31, 1998, to $79,903 for the year ended January 31, 1999, primarily as a result of interest earned on cash deposits obtained from the public offering.

     Income before Income Taxes. Before income taxes, the Company's income increased from $602,985 for the year ended January 31, 1998, to $799,829 for the year ended January 31, 1999.

     Income Taxes. The Company provided for income taxes of $299,061 for the year ended January 31, 1999. The Company's effective tax rate in 1999 was 37.4%

     Net Income. Net income increased from $346,328 for the year ended January 31, 1998, to $500,768 for the year ended January 1999.

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

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased slightly from 29.8% for the year ended January 31, 1997 to 29.7% for the year ended January 31, 1998. This net decrease of 0.14% was due primarily to
(1) an increase in the value of Canadian dollar which diminished the exchange rate benefit reflected in the gross profit margin of the Company for the prior fiscal year, (2) an increase in depreciation due to the placement new equipment service, and (3) an increase in direct labor and overhead cost.

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

     The Company has in place a demand revolving credit facility in the principal amount of CDN$1,000,000 with a financial institution. As of January 31, 1999, the Company had not utilized any of its credit facility. Interest on this indebtedness equals the Canadian prime rate plus 1/2%. The credit facility is secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. The credit facility was renewed in December 1998 for a one-year period. During the fiscal year ended January 31, 1999, the Company paid a total of $103 in interest. There was no amount of total short-term borrowings outstanding in both years at January 31, 1999, and January 31, 1998.

     Working capital was $3,400,499 at January 31, 1999. For the year ended January 31, 1999, net cash generated from operations was $1,367,586 including net income of $500,768, depreciation of $186,664, deferred income taxes of $77,177 and a net change in non-cash working capital of $606,969 occurred as follows: (i) accounts receivable decreased by $247,162 primarily due to increased collection efforts, (ii) inventories decreased by $99,092 as result of the usage of raw materials remaining from the previous year, (iii) prepaid expenses increased by $14,365 and accounts payable and accrued liabilities increased by $272,832 as a result of the deferral of payment until February & March 1999.

     Net cash provided by financing activities amounted to $27,788 for the year ended January 31, 1999, primarily due to increase in obligation under capital lease of $156,108, the repayment of capital lease of $38,331, issuance of shares of $13,421 and the repurchase of shares for $103,410.

     Net cash used in investing activities amounted to $888,219 for the year ended January 31, 1999, was primarily due to (I) the issuance of note receivable of $506,806 (ii) the purchase of fixed assets. Net cash used in investing activities amounted to $365,033 and $573,861 for the years ended January 31, 1998 and 1997, respectively. Capital expenditures during the year ended January 31, 1999 totaled $398,234 and were financed primarily by the funds received during fiscal 1997 from the public offering. Capital expenditures during the years ended January 31, 1998 and 1997 totaled $442,921 and $586,305, respectively.

     The Company expects that working capital requirements and capital additions will continue to be funded through a combination of the Company's existing funds, internally generated funds, and existing bank facilities and capital leases. The Company's working capital requirements are expected to increase in line with the growth of the Company's business, and it either has or will generate sufficient working capital to meet the Company's requirements during this fiscal year. During the current fiscal year, the Company anticipates making total capital expenditures of approximately $650,000 as follows: (1) $100,000 for the purchase of a CNC Machine, (2) $350,000 for a MAAC Machine and upgrading the Company's other MAAC machines for natural gas heating, (3) $70,000 for software and related hardware, (4) $95,000 for leasehold improvements, and (5) $35,000 for the QS9000 (Quality Control Certification) process.

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

     Exchange rates between the United States and Canadian dollar for the fiscal years ended January 31, 1999, 1998 and 1997, including the average exchange rate for the period, are as follows:

     Fiscal year ended                                  Average Exchange Rate
        January 31,              Exchange Rate              for Period
        -----------              -------------              ----------

           1999              1.U.S.$:1.5110 Cdn.$       1 U.S.$:1.4861 Cdn.$
           1998              1.U.S.$:1.4556 Cdn.$       1 U.S.$:1.4267 Cdn.$
           1997              1.U.S.$:1.3470 Cdn.$       1 U.S.$:1.3625 Cdn.$

Year 2000 Compliance

     The Year 2000 ("Y2K") computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has developed certain proprietary software products for use in its business. The Company has retained a consultant who has revised the software to be Y2K compliant and who has conducted preliminary tests of the software for Y2K compliance. Preliminary tests indicate that the software is Y2K compliant. However, the Company intends to conduct more rigorous tests in order to establish Y2K compliance. Management believes that any necessary changes will be completed by October 31, 1999.

     The Company also may be affected by Y2K issues related to non-compliant internal systems developed by the Company or by third-party vendors. The Company has reviewed its internal systems, including its accounting system, and have found them to be Y2K compliant. The Company is not currently aware of any Y2K problem relating to any of its internal, material systems and does not believe that it has any material systems that contain embedded chips that are not Y2K compliant.

     The Company's internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. Management believes that absent a systemic failure outside the control of the Company, such as a prolonged loss of electrical or telephone service, Y2K problems at such third parties will not have a material impact on the Company. The Company has no contingency plan for systemic failures such as loss of electrical or telephone services. The Company's contingency plan in the event of a non-systemic failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors. Other than the previously described testing, and remedying problems identified by testing or from external sources, the Company has no other contingency plans or intention to create other contingency plans.

     Failures of the Company's internal systems could temporarily prevent it from processing orders, issuing invoices, and could require it to devote significant resources to correcting such problems. But to management's knowledge, the internal accounting systems have been attested by the supplier as Y2K compliant. Due to the general uncertainty inherent in the year 2000 computer problem, resulting from the uncertainty of the year 2000 readiness of third-party suppliers and vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on its business, results of operations, and financial condition.


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     Included at pages F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and; Financial Disclosure
--------------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The directors, executive officers, and one of the key employees of Glas-Aire Industries Group Ltd. at January 31, 1999 were as follows:

      Name                  Age         Position
      ----                  ---         --------

Edward Ting                 51          Chief Executive Officer and Chairman
                                        of the Board of Directors

Alex Yie Wie Ding           39          President, Chief Operating Officer
                                        and Treasurer and Director

Omer Esen                   56          General Manager, Chief Financial Officer

Linda Kwan                  53          Financial Controller

Chris G. Mendrop            47          Director

Clement Cheung              44          Director

     Edward Ting. Mr. Ting served as Chief Executive Officer and Chairman of the Board of Directors of the Company from inception until April 16, 1999. From September 1992 to February 1995, Mr. Ting also served as President of the
Company. Since March 1988, Mr. Ting also has served as President, Chief Executive Officer and a director of Electrocon International Inc., a publicly traded, Hong Kong-based holding company that conducts operations through its subsidiaries in two separate business segments - the distribution of semi-conductor products (primarily computer chips) to small and medium-sized manufacturers located in Hong Kong and the People's Republic of China, and the distribution of golf carts, irrigation products and systems, fertilizer and turf equipment to golf clubs in Hong Kong, Macao and the People's Republic of China. As President and Chief Executive Officer of Electrocon, Mr. Ting is responsible for the overall management, strategy and direction of that company.

     Alex Yie Wie Ding, age 39, has served as the general manager, chief operating officer and a director of the Company since 1991 and has served as president of the Company since February 1995. Mr. Ding's responsibilities include managing and advising senior staff, as well as manufacturer
representative   agencies,  on  a  variety  of  important  issues.  He  is  also responsible for new business development, analysis and evaluation of major projects and maintaining high level contact with key customers. From September 1998 to June 1991, Mr. Ding was General Manager of Hing Wor Inc., a clothing manufacturer based in Montreal. Mr. Ding serves on the board of the Better Business Bureau of the Lower Mainland of British Columbia also he is the President of Sunbrite Business Association. Mr. Ding has a bachelors degree
(1984) in civil engineering and a post-graduate diploma in management (MBA Level 1, 1986), both from McGill University.

     Omer Esen, age 56, has served as Vice President of operations for the Company since February 1995, assumed the additional position of Chief Financial Officer in November of 1996, and in 1997 was appointed as the General Manager. In that position, Mr. Esen plans, organizes, directs and controls all operations including production, research and development, customer service, purchasing/inventory control, quality assurance and management information systems. From 1992 until 1995, Mr. Esen was employed as Vice President of operation for West Bay Sonship Yachts ltd. (Vancouver), one of the world's leading manufacturers of 58 - 100 foot yachts, where he managed manufacturing operations as well as developed and installed various computerized business control systems. During Esen's tenure, the company's revenues grew from $2 million to $15 million. From 1988 until 1992, Mr. Esen was director o operations for DBA Communication Systems Inc. in Vancouver, a design and manufacturing firm for small business telecommunications equipment and systems. Mr. Esen holds a bachelors degree in electrical engineering from Faraday House Engineering College in London, England and a diploma in business administration from the University of British Columbia.

     Linda Kwan, age 53, served as the Company's accounting manager from March 1995 until November 1996, at which time she was appointed as the controller. Ms. Kwan is a member of the Certified Management Accountants of Canada. From 1992 to 1995, Ms. Kwan operated as a private consultant, providing accounting consulting services to small businesses and individuals. From 1983 to 1992, Ms. Kwan worked with York-Hanover Developments, Ltd., a large real estate developer located in Toronto. While with York-Hanover Group, Ms. Kwan held a number of positions, eventually rising to the position of Corporate Controller with responsibility for all of the firm's accounting functions. Ms. Kwan graduated from Hong Kong Technical College with a degree in commercial business and accounting.

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

     Clement Cheung served as a director of the Company from March 1998 to April 16, 1999. Mr. Cheung is an officer and director of Electron International, Inc., a publicly traded, Hong Kong-based holding company that conducts operations through its subsidiaries in two separate business segments - the distribution of semi-conductor products (primarily computer chips) to small and medium-sized manufacturers located in Hong Kong and the People's Republic of China, and the distribution of golf carts, irrigation products and systems, fertilizer and turf equipment to golf clubs in Hong Kong, Macao and the People's Republic of China. Mr. Cheung joined EPL in 1990 as an accounting and administrative manager. Prior to joining EPL, Mr. Cheung was the controller for Econ Electronics Limited.

     On April 16, 1999, Edward Ting and Clement Cheung resigned from the Board of Directors of the Company in connection with Mr. Ting's sale of the Company's stock held by Mr. Ting and his wife to Speed.com Inc., a wholly-owned subsidiary of Regency Affiliates, Inc. ("Regency"). Mr. William Ponsoldt, the Chairman and Chief Executive Officer of Regency, was elected to the Board of Directors to fill the vacancy created by Mr. Ting's resignation. Mr. Cheung also resigned and Marc Baldinger was elected to the Board of Directors to fill the vacancy created by Mr. Cheung's resignation. Information concerning Mr. Ponsoldt and Mr. Baldinger is set forth below:

     William R. Ponsoldt (age 57). Mr. Ponsoldt has served as a director of the Company since April 16, 1999. Mr. Ponsoldt is the Chairman of the Board, Chief Executive Officer and President of Regency Affiliates, Inc. ("Regency"). Mr.
Ponsoldt has been a director of Regency since June 1996, and has been the Chairman of the Board since August 1996, and President and Chief Executive Officer since June 1997. During the past five years, Mr. Ponsoldt has served as the portfolio manager for several hedge funds.

     Marc Baldinger (age 43). Mr. Baldinger has served as a director of the Company since April 16, 1999. Mr. Baldinger is a Senior Officer in Financial Services for Riverside National Bank ("Riverside") located in Palm City,
Florida, and is responsible for portfolio management, asset allocation, and investment selection for Riverside's Trust Department. He has been employed by Riverside since November 1996. From January 1994 to November 1996 Mr. Baldinger was employed as a Certified Financial Planner for American Express Financial Advisors, Inc. and Linsco Private Ledger. Mr. Baldinger has a broad background in financial management and planning. Prior to entering the financial planning business, Mr. Baldinger was the President of Supreme Petroleum Company, which was a petroleum trading company.

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


                                                                 Annual Compensation
       Name                                                      -------------------
       and                             Fiscal year                                     Other
     principal                             ended                                       annual
     position                           January 31,      Salary          Bonus      compensation
     --------                           -----------      ------          -----      ------------
Edward Ting                                 1999        $      0      $  13,528     $  48,000(1)
  Chief Executive Officer,                  1998        $      0      $   5,140     $  48,000(1)
  Chairman of the Board,                    1997        $      0      $   6,801     $  48,000(1)

Alex Y.W. Ding                              1999        $ 57,575      $  13,528             0
  President, Chief Operating Officer        1998        $ 51,097      $   5,140             0
                                            1997        $ 49,357      $   6,801             0
Chris G. Mendrop
   Director                                 1999        $             $       0     $  12,000(2)
                                            1998        $      0      $       0     $  12,000(2)
                                            1997        $      0      $       0     $  12,000(2)

(1) Represents consulting fees paid by the Company to Mr. Ting. during the fiscal years ended January 31, 1999.. Mr. Ting was paid a bonus of $13,528 during the fiscal year ended January 31, 1999, $5,140 and $6,801 1998, 1997 pursuant to the Company's profit sharing program described below.

(2) Represents consulting fees paid by the Company to Mr. Chris G. Mendrop during the fiscal year ended January 31, 1999.



     Employment Agreements. Effective August 1, 1998, the Company entered into amended and restated employment agreements with Edward Ting, Alex Ding, Omer Esen and Linda Kwan. The agreements are for two year terms. Under those employment agreements, Messrs. Ting, Ding, Esen and Ms. Kwan are entitled to base annual compensation of $48,000(US), $72,000(US), $48,000(US) and $37,800(US), respectively. Messrs. Ding, Esen and Ms. Kwan are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year. In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Ting, Ding, Esen and Ms. Kwan will be entitled to participate in the profit sharing program described below.

     Directors.   The  Company  paid  $2,000  to  each  director  (employee  and non-employee) during the fiscal year ended January 31, 1999 as compensation for serving as directors.

     Profit Sharing Program. Rather than paying its executives high salaries, management believes it desirable to provide incentives through a profit sharing program. Accordingly, in 1994, the Company adopted a profit sharing program which provides that an amount equal to 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company. The first distributions pursuant to the plan, aggregating approximately $83,000, were made in April 1995, based on the net income of the Company for the fiscal year ended January 31, 1995. The Board of Directors of the Company has adopted an amendment to the profit sharing program under which the maximum amount that can be distributed under the program in any one fiscal year is $100,000. Distributions under the plan for the fiscal year ended January 31, 1999, aggregated approximately $89,496

     Option Plans. The Board of Directors of the Company has adopted an Incentive Stock Option Plan (the "Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 160,000 shares of the Company's Common Stock. The purpose of the Qualified Plan is to make options available to management and employees of the Company in order to provide them with a more direct stake in the future of the Company and to encourage them to remain with the Company. The Qualified Plan provides for the granting to management and employees of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code").

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

Item 12. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth as of January 31, 1999, the beneficial ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of Common Stock.

                                     Name and Address of    Amount and Nature of
    Beneficial Owner                Beneficial Ownership    Percent of Class(1)
    ----------------                --------------------    -------------------

Alex Ding
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                           71,747(2)(5)               4.5%

Edward Ting
21045 Comer Drive
Saratoga, California 95070              513,915(3)                 32.25%

Viola Ting
21045 Comer Drive
Saratoga, California 95070              513,915(4)                 32.25%

Chris G. Mendrop                            Nil                     0.0%
1860 Blake Street
Denver, Colorado  80202

Omer Esen
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                            1,860                     0.0%(6)

Directors and executive officers
as a group (6 persons)                  588,877(2)(3)              36.95%

------------------------------

(1) Excludes (i) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants issued in conjunction with the public offering completed in May 1996; and (ii) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans.

(2) Includes 70,777 shares sold by the numbered company controlled by Alex Ding in September 1998 to his mother, Mr. Sik Chun Fei.

(3) Includes 138,729 shares owned of record by Viola Ting, the wife of Edward Ting.

(4) Includes 375,186 shares owned of record by Edward Ting, the husband of Viola Ting.

(5) In September 1998, Alex Ding sold his share to Ms. Sik Chun Fei, his mother, at fair market value. Mr. Ding may be deemed to be the beneficial owner, although not the record owner of those shares.

(6)  Represents less than 1%

Change in Control

     On April 16, 1999, Edward Ting, the Chairman of the Board of Directors of Glas-Aire Industries Group Ltd. ("Glas-Aire"), and Viola Ting, Mr. Ting's wife and a Director of Glas-Aire, sold an aggregate of 513,915 shares of the $0.01 par value common stock of Glas-Aire to Speed.com, Inc. ("Speed.com"), a Delaware corporation, in a private transaction. Speed.com is a wholly-owned subsidiary of Regency Affiliates, Inc. ("Regency"), also a Delaware corporation.

     The purchase price for the shares was One Million, Eight Hundred Sixty-Three Thousand Dollars ($1,863,000). $1,213,000 of the purchase price for the shares was paid in cash and the balance of $650,000 was paid in the form of a promissory note due January 1, 2000 which bears interest at the rate of 7.5%. The indebtedness evidenced by the promissory note is secured by a first priority security interest in 200,000 of the shares purchased by Speed.com. In addition, payment of the indebtedness evidenced by the promissory note is guaranteed by Mr. William R. Ponsoldt, President and a Director of Speed.com and President, Chief Executive Officer, and Chairman of the Board of Directors of Regency.

     The cash in the amount of $1,213,000 was borrowed from National Trust
Company,   an  affiliate  of  Statesman  Group,  Inc.  which  is  a  controlling shareholder of Regency. The loan is unsecured and is due on demand.

     Subsequent to the transfer of the 513,915 shares, Speed.com owns, beneficially and of record, approximately 32.25% of the issued and outstanding shares of Glas-Aire, including 3,000 shares previously purchased on the open-market.

     Pursuant to the Contract for the Purchase and Sale of Securities, Messrs. Edward Ting and Clement Cheung resigned as directors of Glas-Aire and, by consent minutes dated April 16, 1999, Messrs. William R. Ponsoldt and Marc H. Baldinger were elected to fill the vacancies created by their resignations. Neither Mr. Ting nor Mr. Cheung resigned as a result of any disagreement with Glas-Aire. In addition, it is anticipated that Speed.com will name three additional directors to Glas-Aire's Board of Directors and that the Directors will elect the three persons named by Speed.com to the Board effective ten days after the mailing of a notice pursuant to Section 14(f) of the Securities
Exchange Act of 1934 and Rule 14f-1 thereunder, to all shareholders of Glas-Aire.

     Management of Glas-Aire does not know of any arrangements, other than the above-described pledge of 200,000 shares, the operation of which may at a subsequent date result in a change in control of the company.

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

     In May 1994, the Company made a loan in the principal amount of $300,000 to a company controlled by Edward Ting, the Chairman of the Board of Directors and Chief Executive Officer of the Company. The loan was not evidenced by a written agreement or promissory note, but bore interest at the rate of 9% per annum. The loan was paid in full prior to January 31, 1995. In November 1994, the Board of Directors adopted a policy resolution prohibiting the Company from making any loan or advance of money or property to a director of the Company and limiting the Company's ability to make such loans or advances to officers of the Company or its subsidiaries unless a majority of independent disinterested outside directors determine that such loan or advance may reasonably be expected to benefit the Company. Further, all future loans and advances, if approved, will be made on terms that are no less favorable to the Company than those that are generally available from unaffiliated third parties. In March of 1998, the Board of Directors rescinded these resolutions in connection with their approval of the transaction described below in which the Company granted a bank a security interest in a $500,000 deposit as collateral for the issuance of a standby letter of credit (the "LC") to one of the suppliers to a wholly-owned subsidiary of Electrocon International Inc. ("EII"). Mr. Edward Ting, the Chairman of the Board, and Mr. Clement Cheung, a member of the Board of Directors, were officers and directors of EII.

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

     On March 31, 1998, the Company granted a bank a security interest in a $500,000 deposit as collateral for the issuance of a standby letter of credit (the "LC") to one of the suppliers to a wholly-owned subsidiary of Electrocon International Inc. ("EII"). Mr. Edward Ting, the Chairman of the Board, and Mr. Clement Cheung, a member of the Board of Directors, are officers and directors of EII. As consideration for the Company agreeing to provide the security for the LC, EII agreed as follows: (i) to issue the Company a warrant exercisable for a period of five (5) years from March 25, 1998, to purchase 250,000 shares of common stock of EII at an exercise price of $1.00 per share during the first year, $1.10 per share during the second year, $1.20 per share during the third year, $1.50 per share during the fourth year and $1.75 per share during the fifth year; (ii) to pay the Company a fee in the amount of 1% of the collateral, or $5,000, payable to the Corporation in advance for the six-month period beginning on the date the LC is issued by the Bank, and an additional fee of 1%, also payable in advance, for the six-month period immediately following the initial six-month period, if the Company's collateral continues to be utilized for the LC, with the understanding that the collateral shall be made available by the Company to collateralize the LC for a period not to exceed one year; and
(iii) the pledge to the Company by Edward Ting of all shares of common stock of the Company currently held by him, his wife, or under his control. Subsequently, the Board of Directors approved a loan in the principal amount of $500,000 to EII secured by 100% of Edward Ting's stock in the Company. EII used the proceeds of the loan to among other things cause the bank to release the Company's $500,000 security deposit that was being used as collateral for the LC. On April 16, 1999, the loan (including principal and interest) was paid in full by Edward Ting and the Company assigned the promissory note from EII to Mr. Ting.

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

     2. Exhibit 10.1 Master Equipment Lease and attachments thereto.
        Exhibit 10.2 Credit Facility with HSBC.

     (b) Reports on Form 8-K: The Company has not filed a report on Form 8-K.

                         Glas-Aire Industries Group Ltd.
                        Consolidated Financial Statements
                       For the year ended January 31, 1999




                                    Contents



Auditors' Report                                                      F-2

Consolidated Financial Statements

    Balance Sheets                                                    F-3

    Statements of Income                                              F-4

    Statements of Shareholders' Equity
      and Comprehensive Income                                        F-5

    Statements of Cash Flows                                          F-6

    Summary of Significant Accounting Policies                        F-8

    Notes to Consolidated Financial Statements                        F-12

                                Auditors' Report





To the Shareholders of
Glas-Aire Industries Group Ltd.

We have audited the consolidated balance sheets of Glas-Aire Industries Group Ltd. and subsidiaries as at January 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at January 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1999, in conformity with generally accepted accounting principles in the United States.





Chartered Accountants

Langley, British Columbia
March 18, 1999, except for note 1,
as to which the date is April 19, 1999




Glas-Aire Industries Group Ltd.
Consolidated Balance Sheets
(Stated in U.S. Dollars)

----------------------------------------------------------------------------------

January 31                                                 1999           1998
----------------------------------------------------------------------------------

Assets

Current
    Cash and equivalents                                $ 2,110,535    $ 1,645,953
    Accounts receivable, net of allowance
       for doubtful accounts                                953,289      1,200,451
    Note receivable from related party (Note 1)             506,806           --
    Inventories (Note 2)                                    673,688        772,780
    Prepaid expenses                                         33,460         19,095
                                                        -----------    -----------

                                                          4,277,778      3,638,279
Fixed assets, net (Note 3)                                1,607,557      1,408,816
                                                        -----------    -----------

                                                        $ 5,885,335    $ 5,047,095



Liabilities and Shareholders' Equity

Current
    Accounts payable and accrued liabilities            $   733,512    $   460,680
    Income taxes payable                                     94,712         92,464
    Current portion of obligation under capital lease        49,055           --
                                                        -----------    -----------

                                                            877,279        553,144

Obligation under capital lease (Note 4)                      68,722           --
Deferred income taxes (Note 6)                              358,504        281,327

                                                          1,304,505        834,471
                                                        -----------    -----------

Shareholders' equity
    Common stock (Note 5(a))                                 15,935         15,875
    Additional paid-in capital                            3,475,695      3,462,334
    Retained earnings                                     1,546,730      1,045,962
    Accumulated other comprehensive income                 (117,957)       (75,384)
    Treasury stock (Note 5(b))                             (339,573)      (236,163)
                                                        -----------    -----------

                                                          4,580,830      4,212,624
                                                        -----------    -----------

                                                        $ 5,885,335    $ 5,047,095


On behalf of the Board:

----------------------------
Director

----------------------------
Director

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


Glas-Aire Industries Group Ltd.
Consolidated Statements of Income
(Stated in U.S. Dollars)

----------------------------------------------------------------------------------

                                                   Years ended January 31,
                                         -----------------------------------------
                                             1999           1998            1997
                                             ----           ----            ----

Sales (Note 8)                           $ 6,639,219    $ 6,409,954    $ 4,316,372
Cost of sales                              4,497,280      4,505,889      3,027,968
                                         -----------    -----------    -----------

Gross profit                               2,141,939      1,904,065      1,288,404
                                         -----------    -----------    -----------

Expenses
    Research and development                 415,751        393,182        395,099
    Selling and distribution                 403,381        386,098        281,669
    General and administrative               513,385        527,552        414,174
    Provision for profit sharing              89,496         68,504         23,498
    Interest income                          (79,903)       (74,256)       (61,354)
                                         -----------    -----------    -----------

                                           1,342,110      1,301,080      1,053,086
                                         -----------    -----------    -----------

Income before income taxes                   799,829        602,985        235,318

Income taxes (Note 6)                        299,061        256,657        125,518
                                         -----------    -----------    -----------

Net income for the year                  $   500,768    $   346,328    $   109,800


Earnings per share - basic and diluted   $      0.34    $      0.23    $      0.08


Weighted average number of
    shares outstanding                     1,470,129      1,519,405      1,426,038



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Glas-Aire Industries Group Ltd.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years ended January 31, 1999, 1998 and 1997
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                              Additional                                    Other          Total
                                     Common Stock              Paid-in        Retained      Treasury    Comprehensive  Shareholders'
                                  Shares        Amount         Capital        Earnings        Stock         Income         Equity
                                  ------        ------         -------        --------        -----         ------         ------
Balance -
  January 31, 1996                 923,813    $     9,238    $   911,148    $   589,834   $   (17,010)   $   (29,052)   $ 1,464,158
Net income                                                                      109,800                                     109,800
Shares issued                      692,800          6,928      2,645,771                                                  2,652,699
Shares repurchased                                                                           (147,476)                     (147,476)
Shares retired                      (4,192)           (42)       (16,968)                      17,010                          --
Foreign currency
  translation adjustment                                                                                      13,203         13,203
-----------------------------------------------------------------------------------------------------------------------------------

Balance -
  January 31, 1997               1,612,421         16,124      3,539,951        699,634      (147,476)       (15,849)     4,092,384
Net income                                                                      346,328                                     346,328
Shares repurchased (Note 5(b))                                                               (166,553)                     (166,553)
Shares retired (Note 5(b))         (24,917)          (249)       (77,617)                      77,866                          --
Foreign currency
  translation adjustment                                                                                     (59,535)       (59,535)
-----------------------------------------------------------------------------------------------------------------------------------

Balance -
  January 31, 1998               1,587,504    $    15,875    $ 3,462,334    $ 1,045,962   $  (236,163)   $   (75,384)   $ 4,212,624
Net income                                                                      500,768                                     500,768
Shares issued (Note 5(c))            5,965             60         13,361                                                     13,421
Shares repurchased (Note 5(b))                                                               (103,410)                     (103,410)
Foreign currency
  translation adjustment                                                                                     (42,573)       (42,573)
-----------------------------------------------------------------------------------------------------------------------------------

Balance -
  January 31, 1999               1,593,469    $    15,935    $ 3,475,695    $ 1,546,730   $  (339,573)   $  (117,957)   $ 4,580,830
===================================================================================================================================


Comprehensive income and its components consist of the following:

                                                1999         1998         1997
                                             -----------------------------------

Net income                                   $ 500,768    $ 346,328    $ 109,800
Foreign currency translation adjustment        (42,573)     (59,535)      13,203
                                             -----------------------------------

Comprehensive income                         $ 458,195    $ 286,793    $ 123,003
                                             ===================================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Glas-Aire Industries Group Ltd.
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------


                                                            Years ended January 31,
                                                       1999           1998          1997
                                                       ----           ----          ----
Increase (decrease) in cash
Cash flows from:
Operating activities
    Net income for the year                        $   500,768    $   346,328    $   109,800
    Depreciation                                       186,664        159,310        110,480
    Deferred income taxes                               77,177         93,829         56,927
    Loss (gain) on sale of fixed assets                 (3,992)        17,438          1,017
    Net change in non-cash working capital             606,969        610,337     (1,162,587)
                                                   -----------    -----------    -----------
    Net cash (used in) provided by
       operating activities                          1,367,586      1,227,242       (884,363)
                                                   -----------    -----------    -----------

Financing activities
    Increase in obligation under
       capital lease                                   156,108           --             --
    Repayment of obligation
       under capital lease                             (38,331)          --          (97,246)
    Repayment of long-term debt                           --             --          (27,304)
    Issuance of shares                                  13,421           --        2,652,699
    Repurchase of shares                              (103,410)      (166,553)      (147,476)
    Decrease in bank indebtedness                         --         (110,100)      (145,827)
                                                   -----------    -----------    -----------
    Net cash provided by (used in)
       financing activities                             27,788       (276,653)     2,234,846

Investing activities
    Issuance of note receivable                       (506,806)          --             --
    Proceeds from sale of fixed assets                  16,821         77,888         12,444
    Purchase of fixed assets                          (398,234)      (442,921)      (586,305)
                                                   -----------    -----------    -----------

    Net cash used in investing activities             (888,219)      (365,033)      (573,861)
                                                   -----------    -----------    -----------

Foreign currency translation adjustment                (42,573)       (59,535)        13,203
                                                   -----------    -----------    -----------

Increase in cash and equivalents during the year       464,582        526,021        789,825

Cash and equivalents, beginning of year              1,645,953      1,119,932        330,107
                                                   -----------    -----------    -----------

Cash and equivalents, end of year                  $ 2,110,535    $ 1,645,953    $ 1,119,932



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


Glas-Aire Industries Group Ltd.
Consolidated Statements of Cash Flows (continued)
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------


                                                                 Years ended January 31,
                                                          1999            1998            1997
                                                          ----            ----            ----
Changes in non-cash working capital

    Term deposit                                     $        -     $  1,000,000    $    (1,000,000)
    Accounts receivable, net                              247,162       (462,864)           (64,916)
    Inventories                                            99,092       (144,357)            61,435
    Prepaid expenses                                      (14,365)       139,414             15,357
    Accounts payable and accrued liabilities              272,832            942            (51,268)
    Income taxes payable                                    2,248         77,202           (123,195)
                                                     ------------   ------------    ---------------

                                                     $    606,969   $    610,337    $    (1,162,587)
                                                     ============   ============    ===============


Supplemental disclosure of cash flow
    relating to:
       Interest income                               $     54,956   $     75,264    $        74,591
       Income taxes                                       206,701         69,453            194,936



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


Glas-Aire Industries Group Ltd.
Summary of Significant Accounting Policies
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------


Nature of Business
------------------

The Company is a Nevada, USA corporation and was incorporated on September 29, 1992. The Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan. The Company's corporate office and manufacturing facility are located in Vancouver, Canada.

Basis of Consolidation
----------------------

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries Inc., and 326362 B.C. Ltd. All inter-company transactions and accounts are eliminated.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Comparative Figures
-------------------

Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

Inventories
-----------

Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market value. Market value for raw materials is defined as replacement cost and for work-in-progress and finished goods as net realizable value.

Fixed Assets
------------

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

Glas-Aire Industries Group Ltd.
Summary of Significant Accounting Policies
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------


Per Share Information
---------------------

The Company has adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS") which requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of warrants to purchase 68,000 shares of the Company's common stock, are exercised. These warrants were anti-dilutive in 1999, 1998 and 1997 and as such, dilutive EPS amounts are the same as basic EPS for all periods presented. Treasury stock held by the Company is not included in the number of shares outstanding.

Cash Equivalents
----------------

Cash equivalents consist of short term deposits with maturity of ninety days or less.

Research and Development
------------------------

Research and development costs are expensed as incurred.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

Glas-Aire Industries Group Ltd.
Summary of Significant Accounting Policies
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------


Foreign Currency Translation
----------------------------

The functional currency of the companies' operations is the Canadian dollar. These financial statements have been translated into United States currency using SFAS No. 52. Under this method assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the rate of exchange in effect when those items are recognized in the financial statements. The resulting exchange gains and losses are deferred and are shown as a separate component of shareholders' equity.

All figures are reported in U.S. dollars. Exchange rates between the U.S. and Canadian dollar for each of the applicable years reported in these financial statements, with bracketed figures reflecting the average exchange rate for the year, are:


January 31, 1999      - 1 U.S. $:1.5110 Cdn. $  (1.4861 Cdn. $)
January 31, 1998      - 1 U.S. $:1.4556 Cdn. $  (1.4267 Cdn. $)
January 31, 1997      - 1 U.S. $:1.3470 Cdn. $  (1.3625 Cdn. $)



Accounting Estimates
--------------------

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

Financial Instruments
---------------------

The Company's financial instruments consist of cash and equivalents, accounts receivable, note receivable, accounts payable and obligation under capital lease. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise stated.

Glas-Aire Industries Group Ltd.
Summary of Significant Accounting Policies
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------


New Accounting Standards
------------------------

SFAS No. 130, "Reporting Comprehensive Income", issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. Adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations. The other disclosures required by this statement are presented.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments, products, services, and geographical areas in which they operate and their major customers. The Company operates in only one business segment. The other disclosures required by this statement are presented.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any affect on its financial statements.

Glas-Aire Industries Group Ltd.
Notes to Consolidated Financial Statements
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------


1. Note Receivable
                                                   January 31,       January 31,
                                                      1999              1998
                                                      ----              ----

     Promissory note, due on demand, interest
          at 10.0%,  matures  March 25, 1999.
          Secured   by  first   priority   in
          513,915  common shares of Glas-Aire
          Industries  Group Ltd.,  owned by a
          director (Note 9)                         $506,806          $   --
                                                    ========          ========

      The  promissory  note  was  repaid  on
          April 19, 1999.

--------------------------------------------------------------------------------

2. Inventories
                                                   January 31,       January 31,
                                                      1999              1998
                                                      ----              ----

Raw materials                                       $410,051          $568,444
Work-in-progress                                      88,956            65,166
Finished goods                                       153,811           120,217
Supplies                                              20,870            18,953
                                                    --------          --------

                                                    $673,688          $772,780
                                                    ========          ========


--------------------------------------------------------------------------------

3. Fixed Assets
                                  January 31, 1999          January 31, 1998
                              --------------------------------------------------
                                          Accumulated               Accumulated
                                  Cost    Depreciation     Cost     Depreciation
                                  ----    ------------     ----     ------------

Office equipment              $  111,646   $   48,471   $  110,475   $   43,200
Manufacturing
   equipment                   1,126,788      464,823    1,134,426      414,376
Computer equipment               164,805       85,027      111,874       67,073
Dies and molds                   777,576      234,959      635,756      182,278
Automotive                        18,035          902       27,720       10,256
Leasehold improvements           147,171       43,481      133,828       28,080
Equipment under
   capital lease                 151,853       12,654         --           --
                              ----------   ----------   ----------   ----------




                              $2,497,874   $  890,317   $2,154,079   $  745,263
                              ==========   ==========   ==========   ==========


Net book value                             $1,607,557                $1,408,816
                                           ==========                ==========

Glas-Aire Industries Group Ltd.
Notes to Consolidated Financial Statements
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------

4. Obligation under Capital Lease

The minimum lease payments required under the capital lease of manufacturing equipment expiring together with the balance of the obligation are as follows:

         1999                                       $   57,459
         2000                                           57,459
         2001                                            9,577
                                                         -----

         Total minimum lease payments                  124,495

         Option to purchase                              3,902
                                                         -----

                                                       128,397
         Less amounts representing interest
           at 6.5% per annum                            10,620
                                                        ------

                                                       117,777

         Less current portion                           49,055
                                                        ------

                                                    $   68,722
                                                    ==========

--------------------------------------------------------------------------------

5. Share Capital

     (a)  Authorized

          3,000,000  Common stock with a par value
                     of $0.01 each
          1,000,000  Preferred stock with a par value
                     of $0.01 each

                                                        January 31,  January 31,
                                                           1999         1998
                                                           ----         ----
           Issued

                1,593,469 Common stock
                     (1998 - 1,587,504)                  $  15,935    $  15,875
                                                         =========    =========


          In connection with a public offering in 1996, the Company issued warrants to the underwriters to purchase shares as follows:

                    Shares                Price            Expiry Date
                    ------                -----            -----------

                    68,000             $     6.00           April 2001

Glas-Aire Industries Group Ltd.
Notes to Consolidated Financial Statements
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------

5. Share Capital (continued)

     (b) During the year ended January 31, 1999, the Company repurchased 55,472 common stock, at share prices between $1.50 and $1.97 per share, amounting to $103,410. In fiscal 1998, the Company repurchased 78,317 common stock at share prices between $1.56 and $3.12 per share amounting to $166,553. These shares are accounted for as treasury stock until reissued or retired. The purchase of the shares reduced shareholders' equity. In fiscal 1998 the Company retired 24,917 common stock amounting to $77,866.

     (c) On May 29, 1998, the Company issued shares to certain employees as part of their compensation. The total number of common stock issued was 5,965. At May 29, 1998, the common stock was trading at $2.25 per share.

--------------------------------------------------------------------------------

6. Income Taxes

     The provision for income taxes in the consolidated statements of income consists of:

                                   January 31,      January 31,      January 31,
                                      1999             1998             1997
                                      ----             ----             ----

Current                             $210,103         $146,655         $ 71,741
Deferred                              88,958          110,002           53,777
                                    --------         --------         --------

                                    $299,061         $256,657         $125,518
                                    ========         ========         ========



     The effective income tax rate on earnings consists of the following:

                                           January 31,  January 31,  January 31,
                                              1999        1998          1997
                                               %           %             %
                                             ------      ------        ------

General combined federal and
  provincial rate                             45.6       45.3          45.3
Manufacturing reduction                       (7.0)      (7.0)         (7.0)
Under (over) accrual of prior year taxes      (1.2)       4.2          14.7
                                              ----       ----          ----

Effective rate                                37.4       42.5          53.0
                                              ====       ====          ====

Glas-Aire Industries Group Ltd.
Notes to Consolidated Financial Statements
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------


6. Income Taxes (continued)

     The components of deferred taxes are as follows:

                                  January 31,               January 31,
                                     1999                      1998
                           ------------------------    ------------------------
                                         Temporary                   Temporary
                           Difference    Tax Effect    Difference    Tax Effect

Deferred tax
  liabilities
Depreciation                $943,643      $358,504      $734,615      $281,327
                            ========      ========      ========      ========


--------------------------------------------------------------------------------

7. Rent

     The Company operates in its facilities on a month to month basis. Rent expense was $106,312, $117,072 and $121,252 for the years ended January 31, 1999, 1998 and 1997 respectively.

--------------------------------------------------------------------------------

8. Sales Information

     (a)  Sales figures include sales to the following countries:


                               January 31,  January 31,  January 31,
                                  1999         1998         1997
                               -------------------------------------

            United States      $5,481,000   $4,915,000   $3,121,000
            Japan                 242,000      586,000      491,000
            Canada and other      916,000      908,000      704,000

     (b) Sales to customers who each accounted for more than 10% of the Company's sales are as follows:

                                  January 31,  January 31,  January 31,
                                     1999         1998          1997
                                     ----         ----          ----

               Customer 1         $2,094,000   $2,128,000   $1,341,000
               Customer 2          1,404,000    1,334,000      828,000
               Customer 3          1,637,000      912,000      839,000
               Customer 4               --           --        491,000

Glas-Aire Industries Group Ltd.
Notes to Consolidated Financial Statements
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------

9. Related Party Transactions

     The Company had the following transactions with related parties:

                                          January 31,  January 31,  January 31,
                                             1999        1998         1997
                                             ----        ----         ----

      Fees paid to
         directors/shareholders for
         ongoing consulting services       $ 68,000    $ 60,000      $ 60,000
      Promissory note receivable
         from a company controlled
         by a director (Note 1)             500,000        --            --
      Interest earned on promissory note
         (Note 1)                             6,806        --            --

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GLAS-AIRE INDUSTRIES GROUP LTD.



Date: April 29, 1999                          By: /s/ Alex Yie Wie Ding
--------------------                             ----------------------
                                                 Alex Yie Wie Ding, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 29, 1999                         /s/ William R. Ponsoldt
--------------------                         -----------------------
                                             William R. Ponsoldt,
                                             Chief Executive Officer and
                                             Chairman of the Board


Date: April 29, 1999                         /s/ Alex Yie Wie Ding
--------------------                         ---------------------
                                             Alex Yie Wie Ding, President, Chief
                                             Operating Officer, Treasurer
                                             and Director


Date: April 29, 1999                         /s/ Omer Esen
--------------------                         -------------
                                             Omer Esen, General Manager and
                                             Chief Financial Officer


Date: April 29, 1999                         /s/ Chris G. Mendrop
--------------------                         --------------------
                                             Chris G. Mendrop, Director



Date: April 29, 1999                         /s/ Marc Baldinger
--------------------                         ------------------
                                             Marc Baldinger, Director