Form 10KSB/A
period 1999-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1999-05-07
CIK 911441

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

The aggregate market value of the issuer's voting stock held as of February 1, 1999, by nonaffiliates of the issuer was $1,630,310.

As of January 31, 1999, issuer had 1,434,597 shares of its $0.01 par value common stock outstanding (after deducting 158,872 shares of treasury stock held by the Company).

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


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The directors, executive officers, and one of the key employees of Glas-Aire Industries Group Ltd. at January 31, 1999 were as follows:

      Name                  Age         Position
      ----                  ---         --------

Edward Ting                 51          Chief Executive Officer and Chairman
                                        of the Board of Directors

Alex Yie Wie Ding           39          President, Chief Operating Officer,
                                        Treasurer and Director

Omer Esen                   56          General Manager, Vice President of
                                        Operations, Secretary and Chief
                                        Financial Officer

Linda Kwan                  53          Financial Controller

Chris G. Mendrop            47          Director

Clement Cheung              44          Director

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

     Alex Yie Wie Ding. Mr. Ding has served as President since February 1995, and Chief Operating Officer and Treasurer since June 1996. From 1991 until February 1995, Mr. Ding served as the General Manager. Mr. Ding has been a director of the Company since 1991. Mr. Ding's responsibilities include managing and advising senior staff, as well as manufacturer representative agencies, on a variety of important issues. He is also responsible for new business development, analysis and evaluation of major projects and maintaining high level contact with key customers. From September 1988 to June 1991, Mr. Ding was General Manager of Hing Wor Inc., a clothing manufacturer based in Montreal. Mr. Ding serves on the board of the Better Business Bureau of the Lower Mainland of British Columbia, and he is the President of Sunbrite Business Association. Mr. Ding has a bachelors degree (1984) in civil engineering and a post-graduate diploma in management (MBA Level 1, 1986), both from McGill University.

     Omer Esen. Mr. Esen has served as Vice President of Operations for the Company since February 1995. He assumed the additional positions of Secretary and Chief Financial Officer in November 1996, and in 1997, was appointed as the General Manager. In that position, Mr. Esen plans, organizes, directs and controls all operations including production, research and development, customer service, purchasing/inventory control, quality assurance and management information systems. From 1992 until 1995, Mr. Esen was employed as Vice President of Operation for West Bay Sonship Yachts Ltd. (Vancouver), one of the world's leading manufacturers of 58 - 100 foot yachts, where he managed manufacturing operations as well as developed and installed various computerized business control systems. During Mr. Esen's tenure, the company's revenues grew from $2 million to $15 million. From 1988 until 1992, Mr. Esen was Director of Operations for DBA Communication Systems Inc. in Vancouver, a design and manufacturing firm for small business telecommunications equipment and systems. Mr. Esen holds a bachelors degree in electrical engineering from Faraday House Engineering College in London, England and a diploma in business administration from the University of British Columbia.

     Linda Kwan. Ms. Kwan served as the Company's accounting manager from March 1995 until November 1996, at which time she was appointed as the controller. Ms. Kwan is a member of the Certified Management Accountants of Canada. From 1992 to 1995, Ms. Kwan operated as a private consultant, providing accounting consulting services to small businesses and individuals. From 1983 to 1992, Ms. Kwan worked with York-Hanover Developments, Ltd., a large real estate developer located in Toronto. While with York-Hanover Group, Ms. Kwan held a number of positions, eventually rising to the position of Corporate Controller with responsibility for all of the firm's accounting functions. Ms. Kwan graduated from Hong Kong Technical College with a degree in commercial business and accounting.

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

     Clement Cheung. Mr. Cheung served as a director of the Company from March 1998 to April 16, 1999. Mr. Cheung is an officer and director of Electron International, Inc., a publicly traded, Hong Kong-based holding company that conducts operations through its subsidiaries in two separate business segments - the distribution of semi-conductor products (primarily computer chips) to small and medium-sized manufacturers located in Hong Kong and the People's Republic of China, and the distribution of golf carts, irrigation products and systems, fertilizer and turf equipment to golf clubs in Hong Kong, Macao and the People's Republic of China. Mr. Cheung joined EPL in 1990 as an accounting and administrative manager. Prior to joining EPL, Mr. Cheung was the controller for Econ Electronics Limited.

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

     William R. Ponsoldt (age 57). Mr. Ponsoldt has served as a director of the Company since April 16, 1999, and has served as Chief Executive Officer and Chairman of the Board of Directors since April 17, 1999. Mr. Ponsoldt is the Chairman of the Board, Chief Executive Officer and President of Regency Affiliates, Inc. ("Regency"). Mr. Ponsoldt has been a director of Regency since June 1996, and has been the Chairman of the Board since August 1996 and President and Chief Executive Officer since June 1997. During the past five years, Mr. Ponsoldt has served as the portfolio manager for several hedge funds.

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

Item 11 - Executive Compensation
--------------------------------

     Except for directors' fees, the following table summarizes all compensation paid to the Chief Executive Officer, the President and a director of the Company during the last three fiscal years.


                                                                 Annual Compensation
       Name                                                      -------------------
       and                             Fiscal year                                     Other
     principal                             ended                                       annual
     position                           January 31,      Salary          Bonus      compensation
     --------                           -----------      ------          -----      ------------
Edward Ting                                 1999        $      0      $  13,528(1)  $  48,000(2)
  Chief Executive Officer,                  1998        $      0      $   5,140(1)  $  48,000(2)
  Chairman of the Board                     1997        $      0      $   6,801(1)  $  48,000(2)

Alex Y.W. Ding                              1999        $ 57,575      $  13,528(3)          0
  President, Chief Operating Officer        1998        $ 51,097      $   5,140(3)          0
                                            1997        $ 49,357      $   6,801(3)          0
Chris G. Mendrop
   Director                                 1999        $      0      $       0     $  12,000(4)
                                            1998        $      0      $       0     $  12,000(4)
                                            1997        $      0      $       0     $  12,000(4)

(1) Mr. Ting was paid bonuses of $13,528, $5,140 and $6,801 during the fiscal years ended January 31, 1999, 1998 and 1997, respectively, pursuant to the Company's profit sharing program described below.
(2) Represents consulting fees paid by the Company to Mr. Ting during the fiscal years ended January 31, 1999, 1998 and 1997.
(3) Mr. Ding was paid bonuses of $13,528, $5,140 and $6,801 during the fiscal years ended January 31, 1999, 1998 and 1997, respectively, pursuant to the Company's profit sharing program described below.
(4)  Represents  consulting  fees paid by the Company to  Corporate  Development
     Capital, Inc. and Blake Street Group LLC of which Mr. Mendrop was a shareholder and partner respectively during the fiscal years ended January
     31, 1999, 1998 and 1997.


     Employment Agreements. Effective August 1, 1998, the Company entered into amended and restated employment agreements with Edward Ting, Alex Ding, Omer Esen and Linda Kwan. The agreements are for two year terms. In connection with Edward and Viola Ting's sale of thier shares to Speed.com. Mr. Ting agreed to cancel his employment agreement with the Company. Under those employment agreements, Messrs. Ding and Esen and Ms. Kwan are entitled to base annual compensation of $72,000(US), $48,000(US) and $37,800(US), respectively. Messrs. Ding, Esen and Ms. Kwan are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year. In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Ding and Esen and Ms. Kwan are entitled to participate in the profit sharing program described below.

     Directors.   Glas-Aire   paid  $2,000  to  each   director   (employee  and
non-employee) during the fiscal year ended January 31, 1999 as compensation for serving as directors.

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

Item 12. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth as of January 31, 1999, the beneficial ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the officers, directors and a key employee of the Company, individually and as a group. Beneficial ownership has been calculated based upon 1,434,597 shares of the Company's Common Stock being issued and outstanding as of that date (after deducting 158,872 shares of treasury stock held by the Company). Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of Common Stock.

   Name and Address of              Amount and Nature of
    Beneficial Owner                Beneficial Ownership    Percent of Class(1)
    ----------------                --------------------    -------------------

Alex Ding
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                           71,747(2)                  5.0%

Edward Ting
21045 Comer Drive
Saratoga, California 95070              513,915(3)                 35.8%

Viola Ting
21045 Comer Drive
Saratoga, California 95070              513,915(4)                 35.8%

Linda Kwan
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                            1,355                      (5)

Omer Esen
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                            1,860                      (5)

Chris G. Mendrop
1860 Blake Street
Denver, Colorado  80202                     Nil                     0.0%

Clement Cheung
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                              Nil                     0.0%

Directors, a key employee
  and executive officers
  as a group (6 persons)                588,877(2)(3)              41.0%

------------------------------

(1) Excludes (i) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants issued in conjunction with the public offering completed in May 1996; and (ii) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans.

(2) Includes 70,777 shares sold by the numbered company controlled by Alex Ding in September 1998 to his mother, Ms. Sik Chun Fei. Mr. Ding may be deemed to be the beneficial owner, although not the record owner of those shares.

(3) Includes 138,729 shares owned of record by Viola Ting, the wife of Edward Ting.

(4) Includes 375,186 shares owned of record by Edward Ting, the husband of Viola Ting.

(5)  Represents less than 1%

Change in Control

     On April 16, 1999, Edward Ting, the Chairman of the Board of Directors of the Company, and Viola Ting, Mr. Ting's wife, sold an aggregate of 513,915 shares of the $0.01 par value common stock of the Company to Speed.com, Inc. ("Speed.com"), a Delaware corporation, in a private transaction. Speed.com is a wholly-owned subsidiary of Regency Affiliates, Inc. ("Regency"), also a Delaware corporation.

     The purchase price for the shares was $1,863,000. $1,213,000 of the purchase price for the shares was paid in cash and the balance of $650,000 was paid in the form of a promissory note due January 1, 2000 which bears interest at the rate of 7.5%. The indebtedness evidenced by the promissory note is secured by a first priority security interest in 200,000 of the shares purchased by Speed.com. In addition, payment of the indebtedness evidenced by the promissory note is guaranteed by Mr. William R. Ponsoldt, President and a Director of Speed.com and President, Chief Executive Officer, and Chairman of the Board of Directors of Regency.

     The cash in the amount of  $1,213,000  was  borrowed  from  National  Trust
Company,   an  affiliate  of  Statesman  Group,  Inc.  which  is  a  controlling shareholder of Regency. The loan is unsecured and is due on demand.

     Subsequent to the transfer of the 513,915 shares, Speed.com owns, beneficially and of record, approximately 35.8% of the issued and outstanding shares of the Company, including 3,000 shares previously purchased on the open market.

     Pursuant to the Contract for the Purchase and Sale of Securities, Messrs. Edward Ting and Clement Cheung resigned as directors of the Company and, by consent minutes dated April 16, 1999, Messrs. William R. Ponsoldt and Marc H. Baldinger were elected to fill the vacancies created by their resignations. Neither Mr. Ting nor Mr. Cheung resigned as a result of any disagreement with Glas-Aire. In addition, it is anticipated that Speed.com will name three additional directors to the Company's Board of Directors and that the Directors will elect the three persons named by Speed.com to the Board effective ten days after the mailing of a notice pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, to all shareholders of the Company.

     Management of the Company does not know of any arrangements, other than the above-described pledge of 200,000 shares, the operation of which may at a subsequent date result in a change in control of the Company.

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

     Effective February 1, 1996, the Company entered into a Consulting Agreement with Corporate Development Capital, Inc. ("CDC"), a corporation of which Chris
G. Mendrop, a director of the Company, was a controlling shareholder, pursuant to which CDC agreed to assist the Company in the development of a long-term strategic plan, including but not limited to the areas of management, marketing and finance, and to perform certain other management consulting services for the Company. As compensation for these services, CDC was paid $16,000 prior to the closing of the public offering in May 1996 and received $4,000 per month for the 12 months thereafter. In addition, Mr. Mendrop was issued 12,800 shares of the Company's Common Stock pursuant to the Consulting Agreement. All amounts due under this agreement have been paid.

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

     (a) The following Financial Statements are being filed as part of this Form 10-K:

     1. Financial Statements

The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-16) are filed as part of this Annual Report.

     2. Exhibits.

        Exhibit No.         Description
        -----------         -----------

        10.3        Amended  and  Restated  Employment   Agreement  between  the
                    Company and Alex Ding.

        10.4        Amended  and  Restated  Employment   Agreement  between  the
                    Company and Linda Kwan.

        10.5        Amended  and  Restated  Employment   Agreement  between  the
                    Company and Omer Esen.

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



Date: May 6, 1999                             By: /s/ Alex Yie Wie Ding
--------------------                             ----------------------
                                                 Alex Yie Wie Ding, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 6, 1999                            /s/ William R. Ponsoldt
--------------------                         -----------------------
                                             William R. Ponsoldt,
                                             Chief Executive Officer and
                                             Chairman of the Board


Date: May 6, 1999                            /s/ Alex Yie Wie Ding
--------------------                         ---------------------
                                             Alex Yie Wie Ding, President, Chief
                                             Operating Officer, Treasurer
                                             and Director


Date: May 6, 1999                            /s/ Omer Esen
--------------------                         -------------
                                             Omer Esen, General Manager and
                                             Chief Financial Officer


Date: May 6, 1999                            /s/ Chris G. Mendrop
--------------------                         --------------------
                                             Chris G. Mendrop, Director



Date: May 6, 1999                            /s/ Marc Baldinger
--------------------                         ------------------
                                             Marc Baldinger, Director