Form 10KSB/A
period 1999-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1999-05-07
CIK 911441

FORM 10-KSB/A#2


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

   Name and Address of              Amount and Nature of
    Beneficial Owner                Beneficial Ownership    Percent of Class(1)
    ----------------                --------------------    -------------------

Alex Ding
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9                           87,197(2)                  6.1%

Edward Ting
21045 Comer Drive
Saratoga, California 95070              513,915(3)                 35.8%

Viola Ting
21045 Comer Drive
Saratoga, California 95070              513,915(4)                 35.8%

Linda Kwan
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                            1,355                      (5)

Omer Esen
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                            1,860                      (5)

Chris G. Mendrop
1860 Blake Street
Denver, Colorado  80202                     Nil                     0.0%

Clement Cheung
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9                              Nil                     0.0%

Directors, a key employee
  and executive officers
  as a group (6 persons)                604,327(2),(3)             42.1%

------------------------------

(1) Excludes (i) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants issued in conjunction with the public offering completed in May 1996; and (ii) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans.

(2) Includes 86,227 shares sold by the numbered company controlled by Alex Ding in September 1998 to his mother, Ms. Sik Chun Fei. Mr. Ding may be deemed to be the beneficial owner, although not the record owner of those shares.

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