Form 10QSB
period 1999-04-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1999-06-11
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________
                         Commission file number 1-14244


                         GLAS-AIRE INDUSTRIES GROUP LTD.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        84-1214736
             ------                                        ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                 -----------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                                 --------------
                            (Issuer telephone number)


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

     Yes ____      No X

Number of shares outstanding of the issuer's Common Stock:

            Class                                  Outstanding at April 30, 1999
            -----                                  -----------------------------
Common Stock, $0.01 par value                                1,444,417

     Transitional Small Business disclosure Format Yes____ No X

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets -
               April 30, 1999 and January 31, 1999                            1

             Consolidated Condensed Statement of Operations
               for the three months ended April 30, 1999 and 1998             2

             Consolidated Condensed Statement of Cash Flow
               for the three months ended April 30, 1999 and 1998             3

             Notes to Consolidated Condensed Financial Statements             4

     Item 2. Management 's Discussion and Analysis of
               Financial Condition and Results of Operations                5-6

PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 6


SIGNATURES                                                                    7

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                      April 30,       January 31
                                                        1999             1999
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------
Assets
Current
     Cash and equivalents                            $ 2,642,897    $ 2,110,535
     Accounts receivable                                 990,096        953,289
     Note receivable from related party                                 506,806
     Inventories                                         652,968        673,688
     Prepaid expenses                                     27,153         33,460
                                                     -----------    -----------
                                                       4,313,114      4,277,778
Fixed assets                                           1,651,761      1,607,557
                                                     -----------    -----------
                                                     $ 5,964,875    $ 5,885,335
                                                     ===========    ===========

Liabilities and Shareholders' Equity
Current
     Accounts payable and accrued liabilities        $   598,053    $   733,512
     Incomes taxes payable                               147,585         94,712
     Current portion - capital lease                      43,470         49,055
                                                     -----------    -----------
                                                         789,108        877,279
Obligation under capital lease                            66,414         68,722
Deferred Income Taxes                                    358,504        358,504
                                                     -----------    -----------
                                                       1,214,026      1,304,505
                                                     -----------    -----------
Shareholders' Equity
     Share capital                                        16,033         15,935
     Contributed surplus                               3,475,597      3,475,695
     Treasury stock                                     (339,573)      (339,573)
     Retained earnings                                 1,648,987      1,546,730
     Cumulative translation adjustment                   (50,195)      (117,957)
                                                     -----------    -----------
                                                       4,750,849      4,580,830
                                                     -----------    -----------
                                                     $ 5,964,875    $ 5,885,335
                                                     ===========    ===========

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)



                                                         Three Months Ended
                                                     --------------------------
                                                      April 30,       April 30,
                                                        1999            1998
                                                        ----            ----

Sales                                                $ 1,835,787    $ 1,085,596
Cost of sales                                          1,243,125        740,392
                                                     -----------    -----------
Gross Profit                                             592,662        345,204
                                                     -----------    -----------
Expenses
     Depreciation                                         46,807         42,951
     Research and development                            113,930        102,598
     Selling and distribution                            133,977         79,306
     General and administrative                          153,104        109,351
     Provision for profit sharing                         16,542          3,530
     Interest                                            (30,926)       (24,261)
                                                     -----------    -----------
                                                         433,434        313,475
                                                     -----------    -----------
Income  before income taxes                              159,228         31,729
Income taxes - current                                    56,972          9,625
                                                     -----------    -----------
Net Income for the period                            $   102,256         22,104
                                                     -----------    -----------
Net income per share of common stock                 $    0.0708    $     .0145
                                                     ===========    ===========
Weighted average common shares outstanding
(after deducting 158,872 shares of treasury stock
  held by the Company)                                 1,444,417      1,519,405
                                                     -----------    -----------


                             See accompanying notes.

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                     -------------------------
                                                      April 30        April 30
                                                        1999            1998
                                                        ----            ----

Increase (Decrease) in Cash
Cash Flows From:
Operating Activities
     Net Income for the period                       $   102,256    $    22,104
     Depreciation                                         46,807         42,951
     Net change in non-cash working capital              (92,365)       352,758
     Cumulative translation adjustment                    67,762         21,213
                                                     -----------    -----------
        Net cash from operating activities               124,460        439,026
                                                     -----------    -----------

Financing Activities
     Increase in obligation under capital lease             --          161,569
     Repayment of capital lease                           (7,893)        (8,825)
     Increase (decrease) in bank indebtedness                           148,416
                                                     -----------    -----------
     Net cash (used in) financing activities              (7,893)       301,160
                                                     -----------    -----------

Investing Activities
     Repayment of note receivable                        506,806           --
     Purchase of capital assets                          (91,011)      (247,470)
                                                     -----------    -----------
     Net cash (used in) investing activities             415,795       (247,470)
                                                     -----------    -----------

Increase in cash during the period                       532,362        492,716

Cash and equivalents, beginning of period              2,110,535      1,645,953
                                                     -----------    -----------

Cash and equivalents, end of period                  $ 2,642,897    $ 2,138,669
                                                     ===========    ===========


Changes in non-cash working capital

     Accounts receivable                                 (36,807)        407,27
     Inventories                                          20,720         79,415
     Prepaid expense                                       6,307          6,726
     Accounts payable and accrued liabilities           (135,459)       (46,529)
     Income taxes payable                                 52,874        (94,124)
                                                     -----------    -----------
                                                     $   (92,365)   $   352,758
                                                     ===========    ===========

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financial Statement

                                 April 30, 1999

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of April 30, 1999 and the results of operations and cash flows for the three month periods ended April 30, 1999 and 1998

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB with the Securities and Exchange Commission for the fiscal year ended January 31, 1999.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                       April 30,   April 30,
                                         1999        1998
                                         ----        ----

                     Raw materials      $429,496   $496,338
                     Work-in-progress     86,402     76,535
                     Finished goods      114,850    102,718
                     Supplies             22,220     17,774
                                        --------   --------
                                        $652,968   $693,365
                                        --------   --------


5.   Bank Indebtedness

                                       April 30,    April 30
                                          1999       1998
                                          ----       ----

                  Revolving Bank loan   $   --     $148,416
                                        ========   ========

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (6.5%-January 31, 1999, 6.5%-April 30, 1999, 6.5%-April 30, 1998) plus 1/2%. This line of credit is renewable annually.

     The following have been provided as collateral for these loans:

     (a)  general assignments of accounts receivable and inventories.

     (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a flowing charger over all other assets of the Company.

     (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

6. Net income per share is calculated by dividing the weighted average number of shares of common stock outstanding each period into the net income for the period. Warrants outstanding were anti-dilutive. Treasury stock held by the Company is not included in the number of shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, competitive conditions within the automotive industry, fluctuations in demand for the Company's products, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Changes in Results of Operations: Three months ended April 30, 1999 compared to three months ended April 30, 1998
--------------------------------------------------------------------------------

     The Company sales increased by 69% from $1,085,596 for the three months ended April 30, 1998, to $1,835,787 for the three months ended April 30, 1999. This improvement in sales was the result of sales to new customers, sales of new parts, and volume increase in sales orders from existing customers.

     Gross profit margin, expressed as a percentage of sales, was 32% for the three months ended April 30, 1999 and April 30, 1998 respectively

     Depreciation expense increased by 9% from $42,951 for the three months ended April 30, 1998, to $46,807 for the three months ended April 30, 1999. This increase was the result of bringing new equipment into service.

     Expenses for research and development increased by 11% from $102,598 for the three months ended April 30, 1998 to $113,930 for the three months ended April 30, 1999. This increase resulted from R&D activities relating to a number of new projects that led to (i) an increase in usage of outside contractors to accommodate an increase in product development activities, and (ii) an increase in travel expenses to customers to provide extra services related to new design.

     Selling and distribution expenses increased by 69%, from $79,306 for the three months ended April 30, 1998, to $133,977 for the three months ended April 30, 1999. This increase was primarily due to (i) the increase of $30,644 in commission expenses associated with the increase in sales, (ii) an increase of $3,677 in advertising and promotion expenses, (iii) a decrease of $2,016 in travel expenses related to the Company's marketing efforts which have been deferred to May 1999, and (iv) $22,366 resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the Company's direct marketing efforts in Japan.

     General and administrative expenses increased by 40% from $109,351 for the three months ended April 30, 1998, to $153,104 for the three months ended April 30, 1999. This was the result of (i) an increase of $5,061 due to additional maintenance support fees paid to the EDI program as required by our major customers, (ii) a loss on foreign exchange of $25,912, (iii) an increase of $14,015 in consulting and legal fees and the preparation of special reports to investors, and (iv) a decrease in cash discount and other administration costs of $1,235.

     The provision for profit sharing increased from $3,530 for the three months ended April 30, 1998, to $16,542 for the three months ended April 30, 1999, as a result of the increase in profit.

     Interest income (net of interest expense) increased by 27% from $24,261 for the three months ended April 30, 1998, to $30,926 for the three months ended April 30, 1999. This was the net result of interest earned on cash deposits not required for current working capital.

Liquidity and Capital Resources
-------------------------------

     Working capital at April 30, 1999, was $3,524,006 as compared to $3,400,499 at January 31, 1999. The increase reflects the positive results of operations for the quarter. During the next six months the company anticipates making capital expenditures of approximately $650,000. The Company will continue to fund its operations, as well as the projected Capital expenditures, through internally generated funds and available cash and cash equivalents.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the three months ended April 30, 1999.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1999

                                     GLAS-AIRE INDUSTRIES GROUP LTD.



                                     /s/ Alex Y.W. Ding
                                     -------------------------------------------
                                     Alex Y.W. Ding
                                     President and Chief Operating Officer