Form 10QSB
period 1999-07-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1999-09-14
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended          July 31, 1999
                                        ----------------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ____________________

      Commission file number   1-14244


                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                     84-1214736
 ---------------------------------              -------------------------------
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
Yes   X      No
    -----      -----

Number of shares outstanding of the issuer's Common Stock:

        Class                                     Outstanding at July 31, 1999
-----------------------------                     ----------------------------
Common Stock, $0.01 par value                               1,891,289

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets -
               July 31, 1999 and January 31, 1999                            3

             Consolidated Condensed Statement of Operations
               for the three months ended July 31, 1999 and 1998
               and six months ended July 31, 1999 and 1998                   4

             Consolidated Condensed Statement of Cash Flows
               for the three months ended July 31, 1999 and 1998
               and six months ended July 31, 1999 and 1998                   5

             Notes to Consolidated Condensed Financial Statements            6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 7

PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                       July 31,     January 31,
                                                         1999          1999
                                                     (Unaudited)     (Audited)
                                                     -----------     ---------
Assets
Current
     Cash and equivalents                            $ 2,668,063    $ 2,110,535
     Accounts receivable                               1,105,088        953,289
     Note receivable from related party                                 506,806
     Inventories                                         801,246        673,688
     Prepaid Expenses                                     93,438         33,460
                                                     -----------    -----------
                                                       4,667,835      4,277,778
Fixed assets                                           1,637,937      1,607,557
Investments in related party                           1,045,440
                                                     -----------    -----------
                                                     $ 7,351,212    $ 5,885,335
                                                     ===========    ===========


Liabilities and Shareholders' Equity
Current
     Bank indebtedness                               $      --      $      --
     Accounts payable and accrued liabilities            944,091        733,512
     Incomes taxes payable                                48,350         94,712
     Current portion - capital lease                      48,581         49,055
                                                     -----------    -----------
                                                       1,041,022        877,279
Obligation under capital lease                            38,124         68,722
Deferred income taxes                                    358,504        358,504
                                                     -----------    -----------
                                                       1,437,650      1,304,505
                                                     -----------    -----------
Shareholders' Equity
     Share capital                                        18,913         15,935
     Contributed surplus                               4,518,157      3,475,695
     Treasury stock                                     (339,573)      (339,573)
     Retained earnings                                 1,831,007      1,546,730
     Cumulative translation adjustment                  (114,942)      (117,957)
                                                     -----------    -----------
                                                       5,913,561      4,580,830
                                                     -----------    -----------
                                                     $ 7,351,212    $ 5,885,335
                                                     ===========    ===========


                             See accompanying notes.



                                   Glas Aire Industries Group Ltd.
                           Consolidated Condensed Statement of Operations
                                             (Unaudited)


                                                   Three Months Ended             Six Months Ended
                                                 July 31,       July 31,       July 31,       July 31,
                                                  1999           1998           1999           1998
                                                  ----           ----           ----           ----

Sales                                           $2,377489    $ 1,768,732    $ 4,213,276    $ 2,854,328
Cost of sales                                   1,598,119      1,171,631      2,841,244      1,912,023
                                              -----------    -----------    -----------    -----------
Gross Profit                                      779,370        597,101      1,372,032        942,305
                                              -----------    -----------    -----------    -----------
Expenses
     Depreciation                                  63,166         48,025        109,973         90,976
     Research and development                     113,129         83,374        227,059        185,972
     Selling and distribution                     186,452         95,094        320,429        174,400
     General and administrative                   129,503         99,731        282,607        204,082
     Provision for profit sharing                  33,723         28,020         50,265         31,550
     Interest, net                                (28,502)        (8,078)       (59,428)       (27,339)
                                              -----------    -----------    -----------    -----------
                                                  497,471        346,166        930,905        659,641
                                              -----------    -----------    -----------    -----------
Income  before income taxes                       281,899        250,935        441,127        282,664
Income taxes - current                             99,879         75,214        156,851         84,839
                                              -----------    -----------    -----------    -----------
Net Income for the period                     $   182,020    $   175,721    $   284,276    $   197,825
                                              ===========    ===========    ===========    ===========
Net income per share of common stock          $     0.126    $      0.12    $     0.197    $     0.136
Weight average common shares outstanding
(after deducting 158,872 shares of treasury
stock held by the Company)                      1,442,048      1,458,571      1,442,048      1,458,571
                                              ===========    ===========    ===========    ===========



                     See accompanying notes to consolidated financial statements

                                                 4

                                      Glas Aire Industries Group Ltd.
                              Consolidated Condensed Statement of Cash Flows
                                                (Unaudited)


                                                       Three Months Ended            Six Months Ended
                                                     July 31,       July 31,       July 31,       July 31,
                                                      1999           1998           1999           1998
                                                      ----           ----           ----           ----
Increase (decrease) in cash
Cash flows from:
Operating Activities
     Net income for the period                    $   182,020    $   175,721    $   284,277    $   197,825
     Depreciation                                      63,166         48,025        109,973         90,976
     Net change in non-cash working capital           (82,752)       (26,535)      (175,119)       326,223
     Cumulative translation adjustment                (64,746)       (52,297)         3,017        (31,084)
                                                  -----------    -----------    -----------    -----------
      Net cash from operating activities               97,688        144,914        222,148        583,940
                                                  -----------    -----------    -----------    -----------

Financing Activities
     Increase in obligation under capital lease                                                    161,569
     Repayment of capital lease                       (23,179)       (16,952)       (31,072)       (25,777)
     Purchase of treasury stock                                      (12,188)                      (12,188)
     Increase (decrease) in bank indebtedness                       (148,416)
     Common stock                                   1,045,440                     1,045,440
                                                  -----------    -----------    -----------    -----------
     Net cash (used in) financing activities        1,022,261       (177,556)     1,014,368        123,604
                                                  -----------    -----------    -----------    -----------

Investing Activities
     Repayment of note receivable                                                   506,806

     Purchase of capital assets                       (49,343)       (44,473)      (140,354)      (291,943)
     Investments in related party                  (1,045,440)                   (1,045,440)
                                                  -----------    -----------    -----------    -----------
     Net cash used in investing activities         (1,094,783)       (44,473)      (678,988)      (291,943)
                                                  -----------    -----------    -----------    -----------

Increase (decrease) in cash during the period          25,166        (77,115)       557,528        415,601

Cash and equivalents, beginning of period           2,642,897      2,138,669      2,110,535      1,645,953
                                                  -----------    -----------    -----------    -----------

Cash and equivalents, end of period               $ 2,668,063    $ 2,061,554    $ 2,668,063    $ 2,061,554
                                                  ===========    ===========    ===========    ===========

Changes in non-cash working capital
     Accounts receivable                          $  (114,992)   $  (288,256)   $  (151,799)   $   119,014
     Inventories                                     (148,279)        66,305       (127,559)       145,720
     Prepaid expense                                  (66,285)       (23,071)       (59,978)       (16,345)
     Accounts payable and accrued liabilities         346,040        145,164        210,579         98,635
     Income taxes payable                             (99,236)        73,323        (46,362)       (20,801)
                                                  -----------    -----------    -----------    -----------
                                                  $   (82,752)   $   (26,535)   $  (175,119)   $   326,223
                                                  ===========    ===========    ===========    ===========


                        See accompanying notes to consolidated financial statements



                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements

                                  July 31, 1999

1. The Company believes; the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly, the financial position of the Company as of July 31, 1999 and the results of operations and cash flows for the three and six month periods ending July 31, 1999 and 1998, respectively.

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

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                        July 31,   July 31,
                                          1999       1998
                                          ----       ----

                Raw materials           $472,654   $406,868
                Work-in-progress         171,693    108,892
                Finished goods           136,093     91,222
                Supplies                  20,806     20,078
                                        --------   --------
                                         801,246   $627,060
                                        --------   --------

5.   Bank Indebtedness

                                        July 31,   July 31,
                                          1999       1998
                                          ----       ----

                Revolving Bank loan     $      0   $      0
                                        --------   --------

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (6.5% January 31, 1999, 6.25% July 31, 1999, 6.5% July 31, 1998) plus 1/2%. This line of credit is renewable annually.

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

7. Subsequent Event- On August 4, 1999, the company acquired 2,852,375 shares of common stock of Regency Affiliates, Inc. ("RAI") (OTC, BB, symbol-RAFF) for cash of $1,968,000 and 86,000 shares of the company's common stock for an aggregate consideration of $2,281,900. Upon closing of the transaction, the Company owns 4,040,375 shares or approximately 26.1% of the outstanding share of RAI. RAI net income for year of 1998 was $1,794,560. For the first six months in 1999 their net income was $920,540 as compared to $668,633 for the same period in 1998.


FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section  27A of the  Securities  Act of 1933 ("The  Act") and Section 21E of the

Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets in the United States, Canada and in other foreign countries such as Japan. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Three Months Ended July 31, 1999 vs Three Months Ended July 31, 1998
--------------------------------------------------------------------

     The Company's sales increased by 34% from $1,768,732 for the three months ended July 31, 1998, to $2,377,489 for the three months ended July 31, 1999. This improvement in sales was the result of sales to new customers, sales of new parts, and volume increases in sales orders from existing customers.

     Gross profit margins, expressed as a percentage of sales, decreased slightly from 34% for the three months ended July 31, 1998 to 33% for the three months ended July 31, 1999. This decrease was due to an increase in direct labor and overhead cost.

     Depreciation expense increased by 32% from $48,025 for the three months ended July 31, 1998, to $63,166 for the three months ended July 31, 1999. This increase was the result of new equipment being brought into service.

     Expenses for research and development increased by 36% from $83,374 for the three months ended July 31, 1998 to $113,129 for the three months ended July 31, 1999. This increase was primarily due to (i) an increase in the number of engineering personnel conducting in-house activities, (ii) an increase in usage of outside contractors to accommodate an increase in research and development activities, and (iii) an increase in travel expenses to customers to provide extra services related to new design.

     Selling and distribution expenses increased by 96%, from $95,094 for the three months ended July 31, 1998, to $186,452 for the three months ended July 31, 1999. This increase was due to (i) an increase of $36,710 in commission expenses associated with the increase in sales, (ii) an increase of $13,693 in warranty claims, (iii) an increase of $9,193 in travel expenses related to the Company's marketing efforts, and (iv) $31,762 resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the Company's direct marketing efforts in Japan.

     General and administrative expenses increased by 30% from $99,731 for the three months ended July 31, 1998, to $129,503 for the three months ended July 31, 1999, as a result of (i) an increase of $4,775 due to additional maintenance support fees paid to the EDI program as required from major customers, (ii) an increase of $11,568 due to increase in the number of persons employed in administration, (iii) a decrease of $9,000 due to the cancellation of management contracts, (iv) an increase of $20,470 in consulting and legal fees, and (v) an increase of $1,959 in other administration costs.

     The provision for profit sharing increased by 20% from $28,020 for the three months ended July 31, 1998, to $33,723 for the three months ended July 31, 1999. This increase was the result of an increase in income.

     Interest income (net of interest expense) increased from $8,078 for the three months ended July 31, 1998, to $28,502 for the three months ended July 31, 1999, as a result of an increase in interest earnings of $5,930 on cash deposits, an decrease of approximately $1,498 in interest expenses for the lease cost of the CNC Milling Machine Centre, and interest and penalty charges of $12,996 related to the PST (Provincial Sales Tax) audit performed for the years 1992 to 1997.

     Before income taxes, the Company's income increased from $250,935 for the three months ended July 31, 1998, to $281,899 for the three months ended July 31, 1999. This increase in income resulted primarily from higher sales.

Six Months Ended July 31, 1999 vs Six Months Ended July 31, 1998
----------------------------------------------------------------

     The Company's sales increased by 48% from $2,854,328 for the six months ended July 31, 1998, to $4,213,276 for the six months ended July 31, 1999. This increase resulted primarily (i) from the addition of new customers, (ii) sales of new parts, and (iii) additional orders from existing customers.

     The gross profit margins expressed as a percentage of sales, decreased from 33% for the six month period ended July 31, 1998 to 32% for the six months period ended July 31, 1999, This net decrease of 1% was primarily due to an increase in direct labor and overhead charges.

     Depreciation expense increased by 21% from $90,976 for the six months ended July 31, 1998, to $109,973 for the six months ended July 31, 1999. This increase was the result of the addition of new equipment into service.

     Expenses for research and development increased by 22% from $185,972 for the six months ended July 31, 1998 to $227,059 for the six months ended July 31, 1999. This increase was due to (i) an increase in the number of engineering personnel conducting in-house activities, (ii) an increase in usage of outside contractors to accommodate an increase in research and development activities, and (iii) an increase in travel expenses to customers to provide extra services related to new design.

     Selling and distribution expenses increased by 84%, from $174,400 for the six months ended July 31, 1998, to $320,429 for the six months ended July 31, 1999. This increase was primarily due to (i) an increase of $64,416 in commissions expenses from volume increases in sales, (ii) an increase in warranty claims of $21,843, (iii) increase of $5,642 in travel expenses related to the Company's marketing study of the aftermarket and the promotion of new products, and (iv) $54,128 resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the Company's direct marketing efforts in Japan.

     General and administrative expenses increased by 38% from $204,082 for the six months ended July 31, 1998, to $282,607 for the six months ended July 31, 1999 as a result of (i) an increase in the number of persons employed in administration of $24,868, (ii) a loss on foreign exchange of $9,646, (iii) an increase of $9,836 due to additional maintenance support fees paid to the EDI program as required from major customers, (iv) an increase of $36,692 in consulting and legal fees, (v) a decrease of $9,000 due to the cancellation of management contracts, and (vi) an increase of $6,483 due to other administration costs.

     The provision for profit sharing increased 59% from $31,550 for the six months ended July 31, 1998, to $50,265 for the six months ended July 31, 1999, as a result of an increase in profit.

     Interest income (net of interest expense) increased from $27,339 for the six months ended July 31, 1998, to $59,428 for the six months ended July 31, 1999, as a result of an increase in interest earnings of $17,595 on cash deposits, an decrease of approximately $1,498 in interest expenses for the lease cost of the CNC Milling Machine Centre, and interest and penalty charges of $12,996 related to the PST (Provincial Sales Tax) audit performed for the years 1992 to 1997.

     Before income taxes, the Company's income increased 56% from $282,664 for the six months ended July 31, 1998, to $441,127 for the six months ended July 31, 1999. This increase in income was primarily from higher sales.

Financial Condition and Liquidity

     Working capital was $3,626,813 at July 31, 1999 compared to $3,400,499 at January 31, 1999. The increase reflects the positive results of operations for the period. During the next six months the Company anticipates making total capital expenditures of approximately $630,000 as follows:(i) $150,000 for the purchase of a CNC Machine, (ii) $300,000 for a MAAC Machine, (iii) $70,000 computer-aided design software and related hardware, (iv) $80,000 for leasehold improvements, and (v) $30,000 for the QS9000 (Quality Control Certification) process.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits: There are no exhibits for the six months ended July 31, 1999.

b) Reports on Form 8-K: The Company filed an amendment to a report on Form 8-K on May 7, 1999. The amendment related to the Form 8-K filed by the Company on April 30, 1999, which disclosed a "Change in Control" of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 12, 1999
------------------------

                                         GLAS-AIRE INDUSTRIES GROUP LTD.



                                         /s/ Alex Y. W. Ding
                                         -------------------
                                         Alex Y. W. Ding
                                         President and Chief Operating Officer