Form 10QSB
period 1999-10-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 1999-12-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended      October 31, 1999


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to ____________________

      Commission file number                   1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                           84-1214736
-------------------------------                         ------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                 -----------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                                 --------------
                           (Issuer's telephone number)


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

                                 Yes    X     No
                                      -----       -----
Issuer's Common Stock:
----------------------

Common Stock, $0.01 par value-Issued 1,977,289 shares with 158,872 shares in Treasury as of October 31, 1999.

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets -
                October 31, 1999 and January 31, 1999                         1

              Consolidated Condensed Statement of Operations
                for the three months ended October 31, 1999 and 1998,
                and for the nine months ended October 31, 1999 and 1998       2

              Consolidated  Condensed  Statement  of Cash Flow for
                the three months ended October 31, 1999 and 1998
                and for the nine months ended October 31, 1999 and 1998       3

              Notes to Consolidated Condensed Financial Statements            4

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               6-8

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                9


SIGNATURES                                                                   10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------
                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                     October 31,     January 31,
                                                        1999           1999
                                                     (Unaudited)     (Audited)
                                                     -----------     ---------
Assets
Current
     Cash and equivalents                            $   645,928    $ 2,110,535
     Accounts receivable                               1,501,765        953,289
     Note receivable                                                    506,806
     Inventories                                         851,968        673,688
     Prepaid expenses                                    221,147         33,460
                                                     -----------    -----------
                                                       3,220,808      4,277,778
Fixed assets                                           1,801,231      1,607,557
Investments in related party                           3,419,864
                                                     -----------    -----------
                                                     $ 8,441,903    $ 5,885,335
                                                     ===========    ===========
Liabilities and Shareholders' Equity
Current
     Bank indebtedness                               $    62,310    $      --
     Accounts payable and accrued liabilities          1,264,845        733,512
     Incomes taxes payable                               125,556         94,712
     Current portion - capital lease                      45,305         49,055
                                                     -----------    -----------
                                                       1,498,016        877,279
Obligation under capital lease                            29,433         68,722
Deferred income taxes                                    358,504        358,504
                                                     -----------    -----------
                                                       1,885,953      1,304,505
                                                     -----------    -----------
Shareholders' Equity
     Share capital                                        19,773         15,935
     Contributed surplus                               4,831,197      3,475,695
     Treasury stock                                     (339,573)      (339,573)
     Retained earnings                                 2,110,476      1,546,730
     Cumulative translation adjustment                   (65,923)      (117,957)
                                                     -----------    -----------
                                                       6,555,950      4,580,830
                                                     -----------    -----------
                                                     $ 8,441,903    $ 5,885,335
                                                     -----------    -----------



                             See accompanying notes.



                                                 Glas Aire Industries Group Ltd.
                                        Consolidated Condensed Statement of Operations
                                                           (Unaudited)


                                                           Three Months Ended                    Nine Months Ended
                                                     October 31,        October 31,        October 31,        October 31,
                                                         1999               1998               1999               1998
                                                     -----------        -----------        -----------        -----------
Sales                                                $ 2,804,751        $ 1,909,250        $ 7,018,027        $ 4,763,578
Cost of sales                                          1,971,964          1,241,307          4,813,208          3,153,330
                                                     -----------        -----------        -----------        -----------
Gross profit                                             832,787            667,943          2,204,819          1,610,248
                                                     -----------        -----------        -----------        -----------
Expenses
     Depreciation                                         60,571             47,464            170,544            138,440
     Research and development                             78,779            117,516            305,838            303,488
     Selling and distribution                            219,530            104,634            539,959            279,033
     General and administrative                          136,460            123,243            419,067            327,325
     Provision for profit sharing                         37,652             29,101             87,917             60,651
     Interest                                             (8,417)           (22,362)           (67,846)           (49,701)
                                                     -----------        -----------        -----------        -----------
                                                         524,575            399,596          1,455,479          1,059,236
                                                     -----------        -----------        -----------        -----------
Income from operations                                   308,212            268,347            749,340            551,012
Equity earnings                                           92,524                                92,524
Income taxes - current                                   112,270            102,967            269,121            187,806
                                                     -----------        -----------        -----------        -----------
Net Income for the period                            $   288,466        $   165,380        $   572,743        $   363,206
                                                     -----------        -----------        -----------        -----------
Net income per share of common stock                 $     0.184        $     0.113        $     0.365        $     0.249
Weighted average common shares
  outstanding (after deducting 158,872 shares
   of treasury stock held by the Company)              1,567,272          1,458,301          1,567,272          1,458,301
                                                     -----------        -----------        -----------        -----------






                                                       See accompanying notes

                                                                -2-




                                          Glas Aire Industries Group Ltd.
                                  Consolidated Condensed Statement of Cash Flows
                                                    (Unaudited)


                                                              Three Months Ended                      Nine Months Ended
                                                        October 31,        October 31,        October 31,         October 31,
                                                            1999              1998                1999               1998
                                                        -----------        -----------        -----------        -----------
Increase (decrease) in cash
Cash flows from:
Operating Activities
     Net income                                         $   288,466        $   165,380        $   572,743        $   363,206
     Depreciation                                            60,571             47,464            170,544            138,440
     Net change in non-cash working capital                (186,149)            47,567           (361,268)           373,790
     Cumulative translation adjustment                       49,022            (54,952)            52,039            (86,037)
     Undistributed equity earnings                          (92,524)                              (92,524)
                                                        -----------        -----------        -----------        -----------
   Net cash from operating activities                       119,386            205,459            341,534            789,399

Financing Activities
     Increase in obligation under capital lease                                                                      161,569
     Repayment of capital lease                             (11,967)           (15,811)           (43,039)           (41,588)
     Purchase of treasury stock                                                (46,354)                              (58,542)
     Increase in bank indebtedness                           62,310                                62,310
     Common stock                                           313,900                             1,359,340
                                                        -----------        -----------        -----------        -----------
        Net cash (used in) financing activities             364,243            (62,165)         1,378,611             61,439
                                                        -----------        -----------        -----------        -----------

Investing Activities
     Repayment of note receivable                                                                 506,806
     Purchase of capital assets                            (223,864)             8,960           (364,218)          (282,983)
     Investments in related party                        (2,281,900)                           (3,327,340)
                                                        -----------        -----------        -----------        -----------
     Net cash (used in) investing activities             (2,505,764)             8,960         (3,184,752)          (282,983)
                                                        -----------        -----------        -----------        -----------

Increase (decrease) in cash during the period            (2,022,135)           152,254         (1,464,607)           567,855

Cash and equivalents, beginning of period                 2,668,063          2,061,554          2,110,535          1,645,953
                                                        -----------        -----------        -----------        -----------

Cash and equivalents, end of period                     $   645,928        $ 2,213,808        $   645,928        $ 2,213,808
                                                        -----------        -----------        -----------        -----------

Changes in non-cash working capital
     Accounts receivable                                $  (396,677)       $   (43,993)       $  (548,476)       $    75,021
     Inventories                                            (50,724)           (13,061)          (178,280)           132,659
     Prepaid expense                                       (127,708)            18,502           (187,686)             2,157
     Accounts payable and accrued liabilities               320,754             58,161            531,333            156,796
     Income taxes payable                                    68,206             27,958             21,841              7,157
                                                        -----------        -----------        -----------        -----------
                                                        $  (186,149)       $    47,567        $  (361,268)       $   373,790
                                                        ===========        ===========        ===========        ===========





                                                  See accompanying notes

                                                           -3-

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                October 31, 1999

1. The Company believes the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present, fairly, the financial position of the Company as of October 31, 1999 and the results of operations as well as cash flows for the three and nine-month periods ended October 31, 1999 and 1998, respectively.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions have been eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB with the Securities and Exchange Commission for the fiscal year ended January 31, 1999.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                             October 31,        October 31,
                                                1999               1998
                                              ---------         ----------
         Raw materials                        $ 493,342         $  386,959
         Work-in-progress                       161,916             71,875
         Finished goods                         175,962            158,443
         Supplies                                20,748             22,844
                                              ---------         ----------
                                              $ 851,968         $  640,121
                                              ---------         ----------

5.       Bank Indebtedness                   October 31,        October 31,
                                                1999               1998
                                              ---------         ----------
         Revolving bank loan                  $  62,310         $        0
                                              ---------         ----------

     The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rates (6.5 % January 31, 1999, 6.25% October 31, 1999, 7% October 31, 1998) plus 1/2%.
     This line of credit is renewable annually.

     The following have been provided as collateral for these loans:

     (a)  General assignments of accounts receivable and inventories.

     (b) A Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company.

     (c) An unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

6. Income per share is calculated by dividing the weighted average number of shares of common stock outstanding each period into the income for the period. Warrants outstanding were anti-dilutive. Treasury stock held by the Company is not included in the number of shares outstanding.

7. On August 4, 1999, the Company acquired 2,852,375 shares of common stock of Regency Affiliates, Inc. ("RAI") (OTC, Bulletin Board, symbol-RAFF) for cash of $1,968,000 and 86,000 shares of the Company's common stock for an aggregate consideration of $2,281,900. Upon closing of the transaction, the Company owns 4,040,375 shares or approximately 26.1% of the outstanding shares of RAI. RAI net income for year of 1998 was $1,794,560. For the first nine months in 1999 their net income was $1,410,645, (including RAI's respective share of Glas-Aire earnings from May 1, 1999) as compared to $1,198,677 for the same period in 1998.

8. The Company, using the equity method of accounting for its investment in RAI recorded 26.1% ($92,524) of its share of RAI earnings (net of Glas-Aire earnings reported by RAI) for the period ended October 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Three Months Ended October 31, 1999 vs Three Months Ended October 31, 1998

     The Company's sales increased by 47% to $2,804,751 for the three months ended October 31, 1999, compared to $1,909,250 for the three months ended October 31, 1998. This increase was primarily due to (i) new sales of $234,000 or 26% generated by new customers, and (ii) sales of new parts and volume increase in sales orders from existing customers.

     Gross profit margins expressed as a percentage of sales, decreased slightly from 35% for the three months ended October 31, 1998 to 30% for the three months ended October 31, 1999. This decrease was due to (i) an increase in material cost by 3%, and (ii) an increase in direct labor and overhead cost by 2%.

     Depreciation expense increased by 28% from $47,467 for the three months ended October 31, 1998, to $60,571 for the three months ended October 31, 1999. This increase was the result of adding new equipment into service.

     Expenses for research and development decreased by 33% from $117,516 for the three months ended October 31, 1998 to $78,779 for the three months ended October 31, 1999. This decrease was due to (i) the decrease of $56,785 or 48% in the usage of outside contractors to accommodate an increase in research and development activities, (ii) an increase of $35,897 or 31% in the number of engineering personnel conducting in-house activities, and (iii) an increase of $17,849 or 16% in travel expenses to customers to provide extra services related to new design.

     Selling and distribution expenses increased by 110% from $104,634 for the three months ended October 31, 1998 to $219,530 for the three months ended October 31, 1999. This increase was primarily due to (i) an increase of $40,772 or 39% in commission and warranty expenses resulting from the increase in sales,
(ii) an increase of $39,910 or 38% in travel and promotional expenses related to the Company's marketing efforts, and (iii) an increase of $34,214 or 33% resulting from the initial set up of an office in Tokyo with one full time Japanese employee to enhance the Company's direct marketing efforts in Japan.

General and administrative expenses increased by 11% from $123,243 for the three months ended October 31, 1998, to $136,460 for the three months ended October 31, 1999, as a result of (i) an increase of $7,500 in consulting fees (Public Relations), (ii) an increase of $4,143 travel expenses related to the Company's M & A (Merger & Acquisition), (iii) an increase of $11,474 due to increase in the number of persons employed in administration, (iv) a decrease of $12,000 due to cancellation of management contracts, and (v) an increase of $2,100 due to additional maintenance support fees paid to the EDI program as required by our major customers.

     Provision for profit sharing increased from $29,101 for the three months ended October 31, 1998, to $37,652 for the three months ended October 31, 1999, This increase was the result of an increase in income.

     Interest income (net of interest expense) decreased by 62% from $22,362 for the three months ended October 31, 1998, to $8,417 for the three months ended October 31, 1999. This was the result of (i) the decrease in interest earnings of $15,633 from term deposits during the period which resulted from cash being invested in RAI, and (ii) an increase in interest expenses of $1,688 due to a new temporary loan from a bank.

     The Company's income from operations increased 15% from $268,347 for the three months ended October 31, 1998, to $308,212 for the three months ended October 31, 1999. This increase in income resulted primarily from higher sales.

     The Company accrued income taxes of $102,967 for the three months ended October 31, 1998, compared to $112,270 for the three months ended October 31, 1999, reflecting the increase in taxable income.

     As a result of the foregoing, net income increased 74% from $165,380 for the three months ended October 31, 1998, to $288,466 for the three months ended October 31, 1999.

Nine Months Ended October 31, 1999 vs Nine Months Ended October 31, 1998

     The Company's sales increased by 47% to $7,018,027 for the nine months ended October 31, 1999, compared to $4,763,578 for the nine months ended October 31, 1998. This increase was primarily due to (i) a general increase in automotive sales, (ii) the addition of new customers, (iii) the sales of new parts, and (iv) additional orders from existing customers.

     The gross profit margin expressed as a percentage of sales, decreased from 34% for the nine month period ended October 31, 1998 to 31% for the nine months ended October 31, 1999. This net decrease of 3% was primarily due to (i) an increase in material cost of 2% and (ii) an increase of 1% in direct labor and overhead charges.

     Depreciation expense increased by 23% from $138,440 for the nine months ended October 31, 1998, to $170,544 for the nine months ended October 31, 1999. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 1% from $303,488 for the nine months ended October 31, 1998 to $305,838 for the nine months ended October 31, 1999. This increase was due to (i) an increase of $49,775 or 17% primarily relating to the number of engineering personnel conducting in-house activities,
(ii) a decrease of $57,028 or 19% in usage of outside contractors to accommodate in research and development activities and (iii) an increase of $9,603 or 3% in travel expenses to customers to provide extra services related to new design.

     Selling and distribution expenses increased by 94%, from $279,033 for the nine months ended October 31, 1998, to $539,959 for the nine months ended October 31, 1999. This increase was primarily due to (i) an increase of $123,182 or 44% in commissions expenses resulting from volume increase in sales, (ii) an increase in warranty claims of $47,002 or 17%, (iii) an increase of $24,076 or 9% in travel expenses and advertising promotion related to the Company's marketing efforts, and (iv) $66,666 or 24% resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the company's direct marketing efforts in Japan.

     General and administrative expenses increased by 28% from $327,325 for the nine months ended October 31, 1998, to $419,067 for the nine months ended October 31, 1999, as a result of (i) an increase of $9,500 in consulting fee (Public Relations), (ii) an increase of $10,620 travel expenses related to the Company's M & A (Merger & Acquisition) activities, (iii) an increase of $16,050 in consulting and legal fees due to the reorganization and change of control of the Company, (iv) an increase in the number of persons employed in administration that resulted in increased expenses of $29,628, (v) a loss in foreign exchange of $14,097, (vi) an increase in administration cost of $17,189 relating to the preparation of annual reports to all investors, (vii) an increase of $10,170 due to additional maintenance support fees paid to the EDI program as required by the company's major customers, (viii) a decrease of $18,000 due to the cancellation of management contract, and (ix) an increase of 2,488 due to other miscellaneous administration costs.

     Provision for profit sharing increased by 45% from $60,651 for the nine months ended October 31, 1998, to $87,917 for the nine months ended October 31, 1999, as a result of the increase in profit.

     Interest income (net of interest expense) increased by 37% from $49,701 for the nine months ended October 31, 1998, to $67,846 for the nine months ended October 31, 1999. This increase occurred primarily because (i) the Company had more cash on deposit earning interest, resulting in an increase of $32,089 in interest income on the first six months, (ii) an increase of approximately $948 in interest expenses from the lease cost of the CNC Milling Machine Centre, and
(iii) the incurring of interest penalties of $12,996 related to the PST (Provincial Sales Tax) audit performed for the years 1992 to 1997.

     The Company's income from operations increased by 36% from $551,012 for the nine months ended October 31, 1998, to $749,340 for the nine months ended October 31, 1999. This increase in income was primarily from higher sales.

     The Company accrued income taxes of $187,806 for the nine months ended October 31, 1998, compared to $269,121 for the nine months ended October 31, 1999. The increase in the tax provision was the result of the increase in pre-tax income.

     As a result of the foregoing, net income increased by 58% from $363,206 for the nine months ended October 31, 1998, to $572,743 for the nine months ended October 31, 1999. This increase in income was primarily from (i) higher sales, and (ii) recording $92,524 of equity earnings related to the Company's investment in RAI.

Financial Condition and Liquidity

     Working capital was $1,722,792 at October 31, 1999 compared to $3,400,499 at January 31, 1999. This decrease was the direct result of investments in a related party (RAI). During the next three months the Company anticipates making total capital expenditures of approximately $380,000 for the following: (i) $250,000 for the purchase of two CNC Machines and other equipment, (ii) $60,000 for leasehold improvements, (iii) $50,000 for computer-aided design software and related hardware, and (iv) $20,000 for the QS9000 (Quality Control Certification) process


PART II OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders.

     a)   Annual Meeting held on November 4, 1999.

     b) The following directors were elected at the Annual Meeting and comprise all of the directors of the Company

                  William Ponsoldt, Sr.
                  Alex Yie Wing Ding
                  Chris G. Mendrop
                  Marc Baldinger
                  Todd M. Garrett
                  Craig Grossman

     c) Each of the proposals submitted to the shareholders at the annual meeting was approved. The following table sets forth the matters voted upon at the meeting and the results of the voting.

                                             For       Against      Abstaining

     i)  Election of Directors:

           William R. Ponsoldt, Sr.       1,163,226     9,132         17,000
           Alex Y. W. Ding                1,176,084    11,274          2,000
           Chris G. Mendrop               1,180,226     9,132              0
           Marc Baldinger                 1,161,994     9,132         18,232
           Todd M. Garrett                1,178,994     9,132          1,232
           Craig Grossman                 1,178,994     9,932          1,232

    ii)  Approve directors' compensation  1,117,391    54,667         17,300

   iii)  Ratify rescission of cash
         dividend previously declared
          by Board of Directors           1,123,656    61,128          4,574


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits: There are no exhibits for the quarter ended October 31, 1999.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended October 31, 1999. However, during the nine months ended October 31, 1999, the Company filed an amendment to a report on Form 8-K on May 7, 1999. The amendment related to the Form 8-K filed by the Company on April 30, 1999, which disclosed a "Change in Control" of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date:  December 15 1999                          GLAS-AIRE INDUSTRIES GROUP LTD.
       ----------------


                                                 /s/ Alex Ding
                                                 -------------------------------
                                                     Alex Ding, President