Form 10KSB
period 2000-01-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2000-05-15
CIK 911441

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: January 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                         Commission file number 1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
                         -------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        84-1072256
            ------                                        ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                             3137 Grandview Highway
                         Vancouver, B.C. V5M 2E9 Canada
                         ------------------------------
                (Mailing Address of principal executive offices)

Registrant's telephone number, including area code (604) 435-8801

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
 Common Stock, $0.01 par value                   Pacific Stock Exchange
 -----------------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:         None
                                                            --------------------
                                                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes ____ No X

The issuer's revenue for its most recent fiscal year was: $9,725,611

The aggregate market value of the issuer's voting stock held as of April 28, 2000, by nonaffiliates of the issuer was $5,072,338

As of January 31, 2000, the issuer had issued 2,046,730 shares of its $0.01 par value common stock with 162,844 shares of treasury stock held by the Company.

Transitional Small Business Disclosure Format. Yes X   No ____

                               TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.   Description of Business .......................................   1
   Item 2.   Description of Properties .....................................  12
   Item 3.   Legal Proceedings .............................................  12
   Item 4.   Submission of Matters to a Vote of Security Holders ...........  13



PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters ......  13
   Item 6.   Management's Discussion and Analysis or Plan of
             Operation Financial ...........................................  14
   Item 7.   Financial Statements ..........................................  21
   Item 8.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure ...........................  21


PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act ....  22
   Item 10.  Executive Compensation ........................................  24
   Item 11.  Security Ownership of Certain Beneficial Owners and
             Management ....................................................  26
   Item 12.  Certain Relationships and Related Transactions ................  29


PART IV

   Item 13.  Exhibits and Reports on Form 8-K ..............................  29


SIGNATURES .................................................................  30

PART I

Item 1 - Description of Business
--------------------------------

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under " Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-KSB.

General

     The Company designs, develops, manufactures and markets sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. It uses plastics (as the major raw material) and thermoforming technology to produce these products.

     During the fiscal year ended January 31, 2000, approximately 98% of the Company's sales were to automobile manufacturers. The Company's clients/joint product development partners include BMW Canada Inc., Daewoo Auto Canada Inc., DaimlerChrysler Corp., Daihatsu Motor Co., Ltd. (Japan), General Motors of Canada, General Motors Corporation, Gulf States Toyota, Inc., Honda Access America, Inc., Honda Access Corp. (Japan), Hyundai Motor America, Isuzu Car Life Company Ltd. (Japan), International Mercantile Ind., Inc., Mazda North America Operations, Nissan Canada Inc., Nissan North America, Inc., Southeast Toyota Distributors, Inc., Subaru of America, Inc., Toyota Canada Inc., Toyota Motor Corp. (Japan), Toyota Tsusho America, Inc., Toyota Tsusho Corp. (Japan), Thyssen Nippon Co., Ltd. (Japan) and Uniparts DCM (Jaguar England). The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

     The Company has received a number of awards from its customers and various business associations during the last ten years. The latest award was the Business Management Excellence award in export category from the ETHNO Business Council of British Columbia in conjunction with the Business Development Bank of Canada.

     The Company sells its products in the United States, Canada, Japan, and the United Kingdom. Net export sales to customers by geographic area consisted of the following for each of the three years ended January 31, 1998, 1999 and 2000.

                          ------------------------------------------------------
                                           Year ended January 31
                          ------------------------------------------------------
                                1998                1999               2000
                          ------------------------------------------------------
                                   thousands of United States dollars
--------------------------------------------------------------------------------
United States             $4,915       77%   $5,481       82%   $8,207       84%
--------------------------------------------------------------------------------
Canada                       789       12%      874       13%    1,231       13%
--------------------------------------------------------------------------------
Japan                        586        9%      242        4%      220        2%
--------------------------------------------------------------------------------
Other                        120        2%       42        1%       67        1%
--------------------------------------------------------------------------------

     Through a series of stock acquisitions during the year, Regency Affiliates, Inc. ("Regency") acquired approximately a 51% controlling interest in the Company. On July 31, 1999, the Company exchanged 288,000 shares of its common stock for 1,188,000 shares of Regency common stock. On August 6, 1999, the

Company acquired an additional 2,852,375 shares of the Common stock of Regency by exchanging 86,000 shares of the Company's common stock and $1,968,000 in cash. As a result of this series of transactions the Company acquired a 26% interest in Regency as of August 6, 1999. For additional information, please see "Item 11. Security Ownership of Certain Beneficial Owners and Management-Change of Control" and Footnote 3 to the Company's Financial Statements.

Industry Overview

     Glas-Aire's products are used in a diverse and growing market, comprised of all automotive aftermarket accessories, dealer-installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles' appearance and/or performance. In the automotive industry this particular market segment is commonly referred to as "SEMA" (Specialty Equipment Market Association). SEMA has grown from $2.35 billion in 1985 to over $7.47 billion in 1998 (manufacturer sales dollars). During this period, the retail sales increased from $4.35 billion to $21.2 billion. The Company's products compete in the accessory/appearance segment of this market, estimated to be approximately $3.97 billion at the manufacturers' level.

     According to SEMA, during 1990-1997, the accessory/appearance segment has grown by 107%, mostly due to the rise in pick-up truck, minivan and sport utility vehicle purchases. Of all vehicles sold in the US in 1996, 43.5% were pick-up trucks, minivans and sport utility vehicles. In 1998, this grew to over 50%. SEMA estimates that approximately 30% of all specialty accessory products are sold into the light truck market, either directly through the manufacturers or through dealerships and aftermarket distribution channels. Automotive Market Research Council (AMRC) forecasts over 11% increase in light truck sales during the next 5 years.

     Glas-Aire operates in the OEM portion of the SEMA market segment, providing products to the automotive manufacturers that then distribute these products to consumers through their dealer networks. Over the past few years, parts accessory business has become an increasingly important profit center for the automotive manufacturers at their dealer level, and this trend is accelerating. With a strong interest in providing additional profit opportunities for their vast dealer networks, the manufacturers are increasing their own involvement in developing new and enhanced accessory products. These products are often included in "special trim packages" and offered during the sale of the vehicle, taking advantage of a natural sales channel (i.e. dealers) as well as vehicle financing which covers the accessory products at an addition of a negligible increase in monthly payments. Management's studies indicate that the vast number of strategically located dealers (e.g. GM has approximately 8,000 dealers in North America), their background in parts/accessories, installation expertise and ability to offer almost instant financing will increase their market share at the expense of aftermarket channels. This, by default, is likely to increase the Company's market share.

Business Strategy

Management's strategies for future operations and expansion are as follows:

Increasing Production Capacity/Efficiency - In the year ending January 31, 2000, the Company added 3,000 square feet to its Vancouver facility by constructing a mezzanine and renovated another 3,000 square feet, improving the production flow and facilitating more efficient and cost-effective operations. During the year ending January 31, 2001, the management plans to add another 3,000 square feet (approximately) to the factory in the form of a temporary structure to be erected adjacent to the factory and in the courtyard currently used for open storage by the Company. Further capacity enhancements are planned in terms of more efficient manufacturing processes, including a new proprietary thermoforming process.

Increasing Sales to Automobile Manufacturers - Approximately 98% of the Company's sales are to automobile manufacturers. Management believes that increased sales to automobile manufacturers can be accomplished through sales of existing and new products to current as well as potential clients in North America. Marketing efforts in North America are supported by two well-established and respected manufacturers' representatives that have represented the Company for a number of years.

The Company uses a manufacturers' representative firm based in Japan for distribution. In addition, the Company has a Japanese Director of Business who works out of the Company's sales office in Tokyo to enhance direct marketing efforts in Japan.

Historically, the Company's products have been sold principally as accessories and not as production parts that are installed during the manufacturing process. Management is optimistic that it will be able to expand sales of its products as production parts with existing, as well as new, clients. The Company has had some success with this strategy and is supplying production parts to a major auto manufacturer in Japan. Management intends to direct its efforts toward further penetration of the Japanese automotive market in general, and is hopeful that the success the Company has had with exiting clients will assist in this effort.

The "Aftermarket" as a New Distribution Channel - Traditionally, almost all of the Company's products are channeled to parts distribution centers of major car manufacturers who, in turn, private-label the parts via their dealer networks as accessories/options for automobile buyers. Management believes there is an important business opportunity in the "aftermarket" through auto parts and supply houses, mail order supply houses and through electronic commerce on the internet. Management is evaluating the possibility of entering into a joint venture to market the Company's products in the aftermarket with a partner that is already actively involved with this market. Although potential partners have been identified and preliminary discussions have been held, there are no plans, arrangements or commitments relating to any such venture at this time.

Investment in or Acquisition of Complementary Businesses, Technologies or Product Lines. The Company continues to evaluate opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and its expertise.

Management has identified companies involved with the Motor and Equipment Manufacturer's Association ("MEMA") sector of the industry as potential targets for investment, acquisition, or joint venture types of arrangements. The companies provide parts that are essential for the operation of vehicles (e.g. steering wheels, dash boards, etc.). Currently the Company operates in the SEMA sector. Management believes that the Company's involvement in the SEMA sector provides the Company with several advantages in attempting to penetrate the MEMA sector, including the Company's years of experience in interfacing and working with auto manufacturers.

Over the last several years, the Company has been customizing and deploying integrated, computerized business systems to facilitate effective control functions. Management believes that this, combined with the Company's basic organizational design and expertise, provides an infrastructure suitable to run a much larger business

Development of New Processes. Management believes that a key to the Company's future success is the development of new products and complimentary processes to meet the demands and needs of its customers. The Company conducts active research and development ("R&D") activities to enhance its existing products, design new ones and develop associated manufacturing processes. Often, the Company's clients participate in the product as well as process development.

The Company is finalizing the development of a proprietary moulding process known as Matched Compression Moulding. The development has been, and is, supported by Canadian Government funding. If successfully deployed, Matched Compression Moulding is expected to yield direct cost savings starting the fourth quarter of the year ending January 31, 2001. It is also expected to streamline the Company's entire factory operations, improving the cost of other products.

Products

     The Company manufactures sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. The Company's major raw material is continuous cast acrylic.

o Sunroof wind deflectors. Sunroof wind deflectors reduce the noise and ear discomfort resulting from air turbulence created by open sunroofs. The Company manufactures sunroof wind deflectors for passenger cars, sport-utility vehicles and mini-vans equipped with electric sliding sunroofs. The Company markets its sunroof wind deflectors in the United States, Canada, Japan and the United Kingdom.

o Hood protectors. Hood protectors are designed both to enhance the appearance of a vehicle and to protect the windshield and hood from insects, stones and other road debris. The Company manufactures hood protectors for sport-utility vehicles, light-duty pickup trucks and mini-vans. The Company markets its hood protectors in the United States, Canada and Japan.

o Rear air deflectors. Rear air deflectors are mounted on the roof of a sport-utility vehicle or mini-van over the rear hatchback door. This product is designed to reduce dust and grime buildup on the rear window and improve visibility. The Company manufactures rear wind deflectors for sport-utility vehicles and mini-vans. The Company markets its rear air deflectors in the United States and Canada.

     ---------------------------------------------------------------------------
           Product Line           1996      1997       1998      1999      2000
           ------------           ----      ----       ----      ----      ----
     ---------------------------------------------------------------------------
     Sunroof Wind Deflectors      66%       54%         52%       41%      56%
     ---------------------------------------------------------------------------
         Hood Protectors          21%       31%         22%       37%      32%
     ---------------------------------------------------------------------------
       Rear Air Deflectors        13%       15%         26%       22%      12%
     ---------------------------------------------------------------------------

New Products - In order to build on its basic product groups (i.e. sunroof wind deflectors, hood protectors and rear air deflectors), the Company will continue upgrading the offerings in all three categories to address its clients' and prospective clients' new, more stringent requirements in terms of cost-effectiveness, surface finish, complex shapes, alternate attachment mechanisms and dimensional accuracy. This strategy is expected to increase the Company's competitiveness and help expand its target markets.

The Company is developing thermoformed door visors together with one of its OEM clients. Door visors allow for open window air circulation by keeping out rain and other elements. Management believes that the U.S. represents a significant potential market for thermoformed door visors.

The other category of door visors is injection moulded. The Company's market research indicates that they are very popular in Japan where a significant number of consumers smoke as they drive. Although the Company developed the technology necessary to manufacture injection moulded door visors several years ago, the commercialization was not realized partly due to lack of local presence in Japan. The Company believes it now has the necessary marketing resources there and is actively evaluating a number of opportunities. In Japan close to 70% of the vehicles are equipped with door visors and at factory level, door visor sales is estimated as $150 million.

Although there can be no assurance, management is optimistic that the Company will be able to obtain Canadian government funding for its marketing activities of door visors in the United States as well as Japan.

Product Obsolescence/Design Changes. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the original equipment manufacturers ("OEMs") is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. The Company will continue improving its lead times by using more efficient design software and innovative prototype tools fabricated in-house. Also the Company is developing a process which will permit virtual prototype fittings on vehicles. Successful development and commercialization of this process will further shrink lead times by facilitating remote fittings of prototypes anywhere in the world.

Major Customers

     The Company sells principally to automobile manufacturers in the United States, Canada, Japan and the United Kingdom. For fiscal 2000, sales in the US accounted for 84% of the Company's revenues (including sales to US subsidiaries of foreign automobile manufacturers), Canada, 13%, and others, 3%.

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

     As reflected below, the Company has four major customers who accounted for 10% or more of the Company's sales:

                                                         -----------------------
                                                          % of Company Sales
                                                              (FYE Jan' 31)
--------------------------------------------------------------------------------
  Customer                   Products                     1998      1999   2000
--------------------------------------------------------------------------------
Nissan North         Sunroof wind deflectors,              34%       32%    30%
America, Inc.        hood protectors and rear air
                     deflectors
--------------------------------------------------------------------------------
Honda Access         Sunroof wind deflectors               21%       21%    17%
America, Inc.
--------------------------------------------------------------------------------
General Motors       Hood protectors and rear              14%       25%    30%
(USA & CDN)          air deflectors
--------------------------------------------------------------------------------
Subaru of            Sunroof wind deflectors               N/A       N/A    10%
America, Inc.
--------------------------------------------------------------------------------

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

Manufacturing

     The Company currently manufactures its products at its plant in Vancouver, B.C., Canada.

     The Company's existing manufacturing operation consists of three major functions: (i) thermoforming; (ii) machining; and (iii) finishing. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. The Company is able to meet the stringent Japanese surface requirements by using an enhanced thermoforming process it has developed, using milled aluminum tools, in a clean-air facility. The Company currently utilizes a slide-tray and in-line thermoformers, plus a three-station rotary thermoformer that performs several functions simultaneously without operator intervention. Next, the molded pieces of acrylic are machined to form the blades of the wind deflectors. This function is performed primarily with Computer Numeric Control ("CNC") routers. Finishing includes (a) flame polishing whereby the edges of the blades are polished by use of a flame; (b) stamping identifying marks on the product; (c) application of gasket/extrusion; (d) labeling; (e) cleaning; and (f) boxing.

     Raw Materials and Suppliers - Acrylic is the single most expensive raw material used in manufacturing the Company's products. The Company currently purchases its acrylic from Acrylco Manufacturing Ltd. (a Canadian distributor for Mitsubishi Canada Limited) and Aristech Acrylics LLC in Florence, Kentucky. The Company does not have a long-term contract with either of these suppliers.

     The principal components purchased by the Company are extrusions (long plastic strips used in mounting the protectors to vehicles), gaskets for sealing deflectors onto vehicles' roofs, and corrugated boxes. Supplies of these components are readily available from various suppliers.

     Quality Assurance - Management maintains strict quality assurance procedures throughout the manufacturing process. The Company's acrylic suppliers provide a certificate with each batch of acrylic showing that it has been sampled for heat and other tests relative to its production. Other incoming components are manufactured according to specifications provided by the Company and are checked upon receipt against these specifications by the Company's incoming inspection personnel. During the production stage, the Company's quality assurance personnel monitor each operation in the manufacturing process. All work in process is also checked during the fabrication and assembly stages using SPC (Statistical Process Control Procedures).

     Fitness-for-use of products/services is the vital principle that guides all activities of the Company. Further, the application of this principle is demanded from all of the Company's suppliers. A primary objective of the management is to support every need of its employees as well as suppliers to foster this principle. The Company's level of defective products has been low, representing approximately 1% of annual net sales.

     Generally, the Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, and is obligated to reimburse the automobile manufacturer for all legitimate quality related warranty claims paid by it. To date, the Company's warranty expenses have been insignificant.

     The Company is in the process of registering for QS-9000 quality standard certification. These standards were developed by Chrysler/Ford/General Motors Supplier Quality Requirements Task Force. Recently, the North American Automobile Manufacturers shifted their supplier quality requirements to QS-9000. The Company's QS-9000 documentation has been already approved by the Quality Management Institute (QMI), and the QMI audited the Company for certification in April 2000. The Company expects another audit leading to certification in Summer 2000. It must be noted that substantial effort/expense is required to implement all of the practices mandated by QS-9000.

Marketing and Distribution

     Promotion - The Company promotes itself and its products primarily through personal contact, via its WEB site (www.glasaire.com), brochures, attendance at trade shows, press releases, etc. These functions are primarily performed by management of the Company. Management also provides access to information on the Company's filings with the United States Securities and Exchange Commission on its WEB site. The Company utilizes public relations firms to assist with marketing of the Company's products and with investor relations.

     Distribution - The Company generally sells and ships its products "F.O.B. factory" and most of its customers are responsible for the transportation of finished products from the Company's factory or warehouse facility to their final destination and bear the risk of loss during transportation. The Company commonly bulk-ships the ordered parts to the customers' parts distribution centers within a mutually acceptable lead time, varying from 59 minutes to 30 days.

     In the U.S. and Canada, Glas-Aire ships its products to customer's parts distribution centers and vehicle processing centers. For the Japanese market, the OEMs generally have one centralized distribution center. With General Motors, Glas-Aire drop ships the ordered parts on behalf of its client, directly to the General Motors network of 8,000 dealers.

     The Company has Electronic Data Interchange ("EDI") capability which facilitates receipt of orders from customers and transmission of invoices to customers electronically after receipt of purchase orders from customers.

     The Company has contracts with two sales representatives in the United States who have established relationships with large automobile manufacturers. Marketing activities in Japan are handled by the Company's office in Tokyo plus a large, well-known distributor there. As the Company's sales increase, the Company may hire additional personnel or may contract with additional sales representatives if additional marketing personnel are needed.

     Management plans to expand the Company's product offerings by increasing the number and type of products that it offers for sale, to expand its customer base, and to penetrate into new market segments such as the MEMA sector. (See "Business--Business Strategy."). Management's strategy to achieve these objectives is described below:

     o Representatives of the Company will continue traveling to Japan, Europe etc. to present the Company and its products to prospects as well as new distributors or other potential strategic partners.

     o The Company will continue increasing its participation in major trade shows associated with its products.

     o The Company has evaluated, and will continue to evaluate, opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and its expertise. Particular emphasis will be placed upon opportunities that could provide significant aftermarket sales and/or opportunities in the MEMA sector.

     o The Company intends to evaluate and, if feasible, establish an advisory board comprised of high level individuals with significant background in the SEMA and MEMA sectors and other business leaders, to advise the Company on various business and operational matters.

Research and Development and Product Design

     Management believes that its product development capabilities are important to the future success of the Company's business. The Company has 10 permanent employees engaged in R&D at its Vancouver facility. They conduct activities associated with development of new products, improvements to existing products and the development of new processes for the factory. Management expects that this trend of increased spending on research and development activities will continue to support increased business.

     During the last fiscal year ended January 31, 2000, the Company significantly improved and upgraded its CAD/CAM software to "Rhinoceros." Management believes that utilization of Rhinoceros as well as other design/development tools will increase the efficiency of the Company's R&D function and simplify the engineering process. Further, management believes that this upgrade will assist the Company in meeting the exacting standards for product design imposed by its automobile manufacturer customers. Management is also optimistic that the Company will be able to further shorten the product development cycle from an average of eight to four weeks.

     When the design of a vehicle model changes configuration, the Company must retool its products to insure proper fit of its products. Although frequent model or configuration changes would increase the Company's costs, tooling costs generally are not substantial and frequently may be passed on to the customer, often over a two-year period. Successful deployment of the new production process now under development is expected to result in improved tooling costs.

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

Seasonality

     The Company's products are not subject to significant seasonal variation. The Company's backlog as of any given date is not a meaningful measure of the Company's future business, because the Company's customers generally require rapid shipment of orders.

Patents, Trademarks, Licenses, Franchises, Concessions or Royalty Agreements

     The Company does not hold any patents on any of its products, nor does it have any licenses, trademarks, franchises, concessions or royalty agreements. Further, existing copyright and trade secret laws offer only limited protection. The Company relies on a combination of trade secret laws, employee and third party disclosure agreements, and other intellectual property protection methods to protect its proprietary rights. Although the Company's competitive position may be adversely affected by unauthorized use of its proprietary information, management believes that the ability to fully protect its intellectual property is less significant to the Company's success than are other factors, such as the knowledge, ability and experience of its employees and its ongoing product development and customer support activities. There can be no assurance that the protections in place by the Company will be adequate. The Company plans to file patent applications for the new proprietary moulding process that it is developing, Matched Compression Moulding. There can be no assurance that patents will be issued for the process even if development of the process is successfully completed.

     There can be no assurance that third parties will not assert infringement or other claims against the Company with respect to any existing or future products, or that licenses would be available if any Company technology or products were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

     While the Company does not believe that it is infringing upon the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Government/Environmental Regulation

     The Company is subject to various federal, provincial and local environmental laws and regulations. Management believes that the Company's operations currently comply in all material respects with applicable laws and regulations. Management of the Company believes that the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for the Company and its competitors. Such changes in the laws and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material to the Company. Costs for environmental compliance and waste disposal have not been material to the Company in the past.

Employees

     As at April 28, 2000, the Company employed 95 production workers, 10 research and development personnel, 10 clerical/administrative staff and three management staff members.

     The Company attempts to maintain amiable and communicative relations with its employees. The Company is not a party to any labor contracts or collective bargaining agreements. The Company has never experienced labor stoppages, and management believes that relations with its employees are satisfactory. The Company believes there is an adequate supply of suitable labor, as well as professionals, available.

Factors That May Affect Future Results

     Major Customers. The Company has four customers which, together, accounted for 87% of its sales during the fiscal year ended January 31, 2000. There can be no assurance that these customers will continue to purchase the Company's products at these levels in the future. The loss of any one of these major customers, or a significant reduction in their purchases from the Company, would have a material adverse effect upon the Company and its operations.

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

     Dependence Upon Automobile Manufacturers in Japan and Related Risks. A significant percentage of the Company's sales were to Japanese automobile manufacturers in the United States or Canadian subsidiaries of Japanese automobile manufacturers. The passage of protectionist legislation, including increased import tariffs, or public sentiment against imports could result in a decrease in sales of Japanese automobiles which would have a direct negative impact on the Company's sales. In addition, the economic problems experienced in Japan could have a material and adverse affect upon the Company's Japanese customers, which could materially and adversely affect the Company. Further, the devaluation of the Japanese Yen could result in Japanese automobile manufacturers looking to Japanese suppliers of automobile accessories that also could have a serious negative impact on the Company's sales.

     Dependence Upon Key Personnel. The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management as well as upon the Company's ability to attract and retain qualified engineering, technical, design, marketing and production personnel. In particular, the Company is dependent upon the experience and abilities of William R. Ponsoldt; the Company's Chief Executive Officer and the Chairman of its Board of Directors, Alex Ding, the President of the Company, and Omer Esen, the General Manager of the Company. Accordingly, the loss of the services of Mr. William R. Ponsoldt, Mr. Ding, Mr. Esen or other key personnel could have a material adverse effect on the Company and its future operations. If Mr. William
R. Ponsoldt, Mr. Ding, or Mr. Esen were to be unavailable for any reason, there can be no assurance that the Company would be able to employ a qualified person or persons on terms suitable to the Company.

     Competition. The Company's sales and profitability should be considered in light of the competitive environment in which the Company operates. The Company's business is in an industry that is highly competitive, and many of its competitors, both local and international, have substantially greater technical, financial and marketing resources than the Company. The principal factors that determine the Company's competitive position include quality, customer care and price. Management believes that its research and development capabilities, concentration on increased production efficiencies and commitment to customer service and product innovation will enable the Company to continue to compete effectively. However, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's competitors or by automobile manufacturers themselves. In addition, there are no significant technological or manufacturing barriers to entry into the automobile accessories business in which the Company operates.

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

     Dependence on Component and Raw Materials Suppliers. The Company purchases raw materials, primarily acrylic and certain components used in the manufacture of its products from various suppliers. Although the Company has long term relationships with its key suppliers it does not have long-term supply agreements. The Company does not anticipate significant delays or disruption in the manufacture and delivery of its raw materials or components, but there can be no assurance that delays or disruptions will not occur. The loss or breakdown of the Company's relationships with its suppliers could subject the Company to delays in the delivery of its product to customers and loss of customers. In addition, increased prices for raw materials or component parts could have a material adverse effect on the Company's profitability.

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

     Dependence on a Limited Number of Products. The Company manufactures and sells sunroof wind deflectors, hood protectors and rear air deflectors for cars, light trucks and vans. The Company's sales of each of these products are dependent on the popularity of the type of vehicle or the vehicle accessory to which the product relates. For example, a decline in popularity of sunroofs would result in decreased sales of sunroof wind deflectors, while a decline in popularity of light trucks (which includes sport-utility vehicles as well as pickup trucks) and mini-vans would result in decreased sales of hood protectors and rear air deflectors. Although not anticipated in the foreseeable future, such events could have a material adverse effect on the Company's business.

     Major Change in Business Strategy of Key Client. In early 2000, a major client of the Company, demanded price reductions on existing products from all its suppliers (worldwide) effective April 2000. In turn, the Company has been assured future business for at least 3 years. The management agreed to the reductions, planing to compensate for them via cost improvements expected from the deployment of the newly developed processes and the less expensive materials these processes will allow. However, since the Company has had no commercial experience with these processes, at this time no assurance can be given that the price reductions can be counterbalanced with the use of these new processes plus the less expensive materials.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop, market and ship products on a timely basis, that competitive conditions within the automotive industry will not change materially or adversely, that demand for the Company's products will remain strong, that the Company will retain existing customers and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2 - Description of Property
--------------------------------

     The Company leases 21,777 square feet of factory, warehouse and office space located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9, from Rockmore Investments Ltd. The lease term is 5 years and is due to expire in 2003, with an option for a further 5-year term at that time. The current total rent is CDN$10,435 (i.e., US $7,024 based upon current exchange rates) per month. The lease is a triple net lease, and the Company is responsible for its share of common area expenses and maintenance. The Company has added approximately 3,000 square feet to the Vancouver facility by constructing a mezzanine. Costs of construction were borne by the landlord. As at October 1, 1999, the Company is paying an additional CDN $2,835 (i.e., US $1,908 based upon current exchange rates) per month for the term of the lease.

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

Item 4 - Submission of Matters To a Vote of Security Holders
------------------------------------------------------------

     On November 4, 1999, the Company held its Annual Meeting of Shareholders ("Annual Meeting"). At the Annual Meeting the shareholders elected the following six (6) persons to serve as directors of Glas-Aire until the next annual meeting of Shareholders and thereafter until their successors shall have been elected and qualified: William R. Ponsoldt, Sr., Alex Y.W. Ding, Chris G. Mendrop, Marc Baldinger, Todd M. Garrett, and Craig Grossman. In addition, the shareholders approved directors' compensation and ratified the rescission of the cash dividend previously declared on the common stock of Glas-Aire by the Board of Directors on April 7, 1999, and rescinded by the Board of Directors on April 20, 1999. Set forth below in tabular format is a report on the voting at the Annual
Meeting:

--------------------------------------------------------------------------------
                                         FOR            AGAINST          ABSTAIN
--------------------------------------------------------------------------------
ELECTION OF DIRECTORS
--------------------------------------------------------------------------------
William R. Ponsoldt                   1,116,904            0                0
--------------------------------------------------------------------------------
Alex Yie Wie Ding                     1,116,904            0                0
--------------------------------------------------------------------------------
Chris G. Mendrop                      1,116,904            0                0
--------------------------------------------------------------------------------
Marc Baldinger                        1,116,904            0                0
--------------------------------------------------------------------------------
Todd Garrett                          1,116,904            0                0
--------------------------------------------------------------------------------
Craig Grossman                        1,116,904            0                0
--------------------------------------------------------------------------------
                                                           0                0
--------------------------------------------------------------------------------
Director Compensation                 1,116,904            0                0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Rescission of Cash Dividend           1,116,904            0                0
--------------------------------------------------------------------------------

                                     PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Market Information

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "GLAR" and on the Pacific Stock Exchange under the Symbol GLA.

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of Common Stock.

     Quarter Ended                                   High Bid        Low Bid
     -------------                                   --------        -------

     Fiscal 1999
     February 1 through April 30, 1998                 $2.469         $0.822
     May 1 through July 31, 1998                       $2.675         $1.440
     August 1 through October 31, 1998                 $1.646         $1.028
     November 1, 1999 through January 31, 1999         $1.852         $0.899

     Fiscal 2000
     February 1 through April 30, 1999                 $2.366         $0.874
     May 1 through July 31, 1999                       $3.086         $1.646
     August 1 through October 31, 1999                 $3.704         $2.263
     November 1, 1999 through January 31, 2000         $9.282         $2.637

     Fiscal 2001
     February 1, 2000 through April 30, 2000          $15.400         $1.500

     The closing bid price of the Common Stock on April 28, 2000, was $5.00 per share. As of January 31, 2000, the Company had approximately 30 shareholders of record and estimates that its Common Stock was beneficially owned by in excess of 500 shareholders based upon ownership in "street name."

Dividends

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. In April of 1999, the Board of Directors declared a $0.25 per share cash dividend payable to shareholders of record on April 23, 1999. Subsequent to the date of declaration of the cash dividend and before the record date, the Board of Directors rescinded the cash dividend, subject to receiving shareholder approval of the rescission at the next annual meeting of the shareholders. The shareholders ratified the dividend rescission at the annual meeting held on November 4, 1999. The Board of Directors has advised that they do not anticipate declaring and paying cash dividends in the foreseeable future.

     On November 11, 1999, the Company announced the payment of four 2.5% quarterly stock dividends. In addition, on February 9, 2000, the Company announced that a special stock dividend of 18.5% would be paid to stockholders of record on March 10, 2000, concurrent with the Company's second 2.5% quarterly stock dividend. The special stock dividend was declared to assist the Company in meeting the NASDAQ National Market System listing criteria of 1.1 million publicly held shares. The two additional 2.5% quarterly stock dividends will be paid in June and September of 2000. Although the Board of Directors may elect to continue declaring stock dividends on a quarterly basis, there are no present plans, arrangements, understandings or commitments to do so.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


Selected Financial Data

     The selected financial information set forth below is derived from the audited consolidated financial statements of the Company, which are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The consolidated financial statements at January 31, 1999 and 2000 and for the fiscal years ended January 31, 1998, 1999 and 2000 have been audited by BDO Dunwoody, Chartered Accountants. The financial statement and BDO Dunwoody's report thereon appear elsewhere herein. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and the information set forth below under this Item 6.

                                                   As of January 31,
                                       ----------------------------------------
Balance Sheet Data                         1999                         2000
------------------                         ----                         ----
                                       (In thousands of United States dollars,
                                                 except share data)

Working capital                        $     3,401                  $     1,900
Total assets                                 5,885                        9,081
Long-term debt                                --                           --
Obligation under capital lease                  69                          123
Deferred income taxes                          359                          447
Shareholders' equity                   $     4,581                  $     6,931


                                                Year ended January 31,
                                       ----------------------------------------
Income Statement Data                      1998          1999           2000
---------------------                  -----------   -----------    -----------

Sales                                  $     6,410   $     6,639    $     9,726
Cost of sales                                4,506         4,497          6,845
                                       -----------   -----------    -----------
Gross profit                                 1,904         2,142          2,881
                                       -----------   -----------    -----------
Research and development                       393           416            426
Selling and distribution                       386           404            749
General and administrative                     528           513            705
Provision for profit sharing                    69            89            107
                                       -----------   -----------    -----------
Income from operations                         529           720            894
Interest income                                 74            90             84
Interest expense                              --             (10)           (22)
                                       -----------   -----------    -----------
Income before income from equity
  investment and income tax expense            603           801            956

Income from equity investment                                               254
                                       -----------   -----------    -----------
Income before income taxes                     603           800          1,210

Income taxes                                   257           299            397
                                       -----------   -----------    -----------
Net income for the year                $       346   $       501    $       813

Earnings per share/basic and diluted   $      0.17   $      0.26    $      0.39
                                       ===========   ===========    ===========
Weighted average number of
  shares outstanding                     2,061,254     1,951,978      2,112,567


Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company derives its revenues from the sale of automotive accessories manufactured by it. The Company's sales increased from $6,409,954 for the fiscal year ended January 31, 1998, to $6,639,219 for the fiscal year ended January 31, 1999, and to $9,725,611 for the fiscal year ended January 31, 2000. The Company had net income of $346,328 for the fiscal year ended January 31, 1998, an increase to $500,768 for the fiscal year ended January 31, 1999 and an increase to $812,332 in net income for the fiscal year ended January 31, 2000. Of the $812,332 in net income for the fiscal year ended January 31, 2000, $253,719 resulted from the Company's investment in Regency, which is accounted for under the equity method of accounting. For additional information, please see "Item
11. Security Ownership of Certain Beneficial Owners and Management-Change of Control" and Footnote 3 to the Company's Financial Statements. Gross profit margins decreased to 29.7% for the fiscal year ended January 31, 1998, increased to 32.26% for the fiscal year ended January 31, 1999, and decreased to 29.62% for the fiscal year ended January 31, 2000 due to increases in material costs and direct labor costs. However, management believes that it will be able to increase gross profit and net income in future periods by increasing the Company's production capacity and production efficiency. Increased revenue in future periods will depend on the Company's ability to strengthen its customer base through the development of new products, increasing the number of customers and expanding into additional geographic markets and distribution channels, while maintaining or increasing sales of its existing products to current customers. Management intends to increase production capacity and production efficiency through the purchase of additional equipment and machinery. Further, management also intends to focus its efforts upon improving the sales to overhead ratio and increasing the Company's gross margin by focusing upon cost reduction, the use of more effective tools and better utilization of resources. Investors are cautioned that there can be no assurance that gross profit and net income will, in fact, increase in future periods. See "Business--Business Strategy."

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                                         Year ended January 31,
                                                         ----------------------
                                                          1999           2000
                                                          --------------------
Net sales                                                 100.0%        100%
Cost of sales                                              67.7          70.4
                                                          ------        ------
Gross profit                                               32.3          29.6
                                                          ------        ------
Research and development                                    6.3           4.4
Selling and distribution                                    6.1           7.7
General and administrative                                  7.7           7.2
Provision for profit sharing                                1.3           1.1
                                                          ------        ------
Income from operations                                     10.9           9.2
Interest income                                             1.4           0.8
Interest expense                                           (0.2)         (0.2)
                                                          ------        ------
Income before income from equity investment
   And income tax expense                                  12.1           9.8
Income taxes                                                4.5           4.1
                                                          ------        ------
Net income                                                  7.6           5.7
                                                          ======        ======


Year Ended January 31, 2000 Compared to Year Ended January 31, 1999

     Sales. The Company's sales increased by 46% from $6,639,219 for the year ended January 31, 1999, and to $9,725,611 for the year ended January 31, 2000. This increase resulted primarily from (i) a general increase in automotive sales, (ii) the addition of new customers, (iii) sales of new parts, and (iv) additional orders from existing customers. Revenues from the Company's four major customers accounted for approximately 87% of the Company's sales during the year ended January 31, 2000.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased slightly from 32.3% for the year ended January 31, 1999 to 29.6% for the year ended January 31, 2000. This net decrease of 2.7% was due primarily to,
(i) an increase in material cost of 1.1%, (ii) an increase in direct labor and overhead cost of 0.6%, (iii) an increase of 1% in depreciation due to the placement of new equipment in service.

     Research and Development. Expenses for research and development increased by 2.46% from $415,751 for the year ended January 31, 1999, and $425,990 for the year ended January 31, 2000. This increase was primarily due to (i) an increase of $119,674 or 28.79% in the number of engineering personnel conducting in-house activities, (ii) a decrease of $134,263 or 32.30% in usage of outside contractors to accommodate an increase in research and development activities, and (iii) an increase of $24,828 or 5.97% in R & D supplies and computer supplies due to research and development activities,

     Selling and Distribution. Selling and distribution expenses increased by 85.58%, from $403,381 for the year ended January 31, 1999, to $748,596 for the year ended January 31, 2000. This increase was primarily due to (i) the increase of $9,889 or 2.45% after-market research, (ii) an increase in warranty claims of $41,841 or 10.37% due to major design change requested by the Company's largest customer, (iii) an increase of $140,726 or 34.89% in commission expenses from volume increase in sales, (iv) an increase of $45,363 or 11.25% in travel and promotion expenses related to the Company's marketing efforts and SEMA show at Las Vegas in November 1999, (v) an increase of $20,663 or 5.12% in salaries and benefits, and (vi) an increase of $86,732 or 21.5% resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the Company's direct marketing efforts in Japan.

     General and administrative. General and administrative expenses increased by 37.31% from $513,385 for the year ended January 31, 1999, to $704,924 for the year ended January 31, 2000, as a result of (i) an increase of $56,447 or 11% in consulting fees related to public relations, (ii) an increase of $7,000 or 1.36% in directors' fees, (iii) an increase of $13,481 or 2.63% in consulting and travel expenses related to the Company's M & A (Merger & Acquisition), (iv) an increase of $25,387 or 4.94% in consulting, legal, and accounting fees due to the reorganization and change of control of the Company, (v) an increase of $17,469 or 3.4% related to the preparation of annual reports to investors and annual general meeting, (vi) an increase in the number of persons employed in administration that resulted in increased expenses of $42,979 or 8.37%, (vii) an increase of $10,108 or 1.97% in rent due to the addition of approximately 3000 ft offices space on the mezzanine floor, (viii) an increase of $6,948 or 1.35% due to additional maintenance support fees paid to the EDI program as required by our major customers, (ix) a decrease of $11,718 or 2.28% due to cancellation of management contracts, and (x) a decrease in other miscellaneous administration costs of $23,000.

     Provision for Profit Sharing. Provision for profit sharing increased by 19.21% from $89,496 for the year ended January 31, 1999 and to $106,684 for the year ended January 31, 2000. This increase was a result of the higher profitability of the Company.

     Interest expense: Interest expense increased by 130% from $9,754 for the year ended January 31, 1999, to $22,463 for the year ended January 31, 2000, as a result of increased borrowings. The Company's borrowings increased after it invested a significant amount of the Company's liquid assets in the common stock of Regency Affiliates, Inc.

     Income from operations. The Company's income from operations increased 24.2% from $719, 926 for the year ended January 31, 1999, to $894,110 for the year ended January 31, 2000. This increase in income was primarily from higher sales.

     Interest Income. Interest income decreased by 6.8% from $89,657 for the year ended January 31, 1999, to $83,573 for the year ended January 31, 2000, as a result of the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets earning interest when it invested a significant amount of the Company's liquid assets in the common stock of Regency Affiliates, Inc.

     Income from equity investment. The Company accrued $253,719 of income as a result of its investment in Regency Affiliates, Inc. See "Item 11. Security Ownership of Certain Beneficial Owners and Management-Change of Control" and Footnote 3 to the Company's Financial Statements.

     Income Taxes. The Company provided for income taxes of $396,607 for the year ended January 31, 2000. The Company's effective tax rate in 2000 was 41.5 compared to 37.4% in 1999.

     Net Income. Net income increased by 62.2% from $500,768 for the year ended January 31, 1999, to $812,332 for the year ended January 31, 2000. This increase in income was primarily from (i) higher sales and (ii) the recording of $253,719 of equity earnings related to the Company's investment in Regency Affiliates, Inc, its parent company.

Year Ended January 31, 1999 Compared to Year Ended January 31, 1998

     Sales. The Company's sales increased by 3.58% from $6,409,954 for the year ended January 31, 1998, to $6,639.219 for the year ended January 31, 1999. This increase resulted primarily (1) from the addition of new customers, (2) sales of new parts, and (3) additional orders from existing customers. Revenues from the Company's four major customers accounted for approximately 88% of the Company's sales during the year ended January 31, 1999.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, increased slightly from 29.7% for the year ended January 31, 1998 to 32.26% for the year ended January 31, 1999. This net increase of 2.56% was due primarily to
(1) an increase in the value of Canadian dollar which diminished the exchange rate benefit reflected in the gross profit margin of the Company for the prior fiscal year, (2) decline in material cost due to the usage of raw materials remaining from the previous year, (3) an increase in depreciation due to the placement new equipment service, and (4) an increase in direct labor and overhead cost.

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

     Selling and Distribution. Selling and distribution expenses increased by 4.48%, from $386,098 for the year ended January 31, 1998, to $403,381 for the year ended January 31, 1999. This increase was primarily due to (i) the increase of $12,274 after-market research, (ii) the increase of $10,317 warranty claim due to major design change requested by the Company's largest customer, (iii) the increase of $11,303 commission expenses from volume increase in sales, and
(iv) a decrease of $16,610 in travel & promotion expenses relating to the Company's marketing efforts deferred to February & March 1999.

     General and administrative. General and administrative expenses decreased by 2.69% from $527,552 for the year ended January 31, 1998, to $513,385 for the year ended January 31, 1999, as a result of (i) an increase of $12,830 in consulting fees and travel expenses related to the Company's evaluation, (ii) an increase of $8,000 in director's fees, and (iii) a decrease of $5,916 in consulting, legal fees relating to the preparation of annual reports to investors. Excluding these expenses, the general and administrative expenses were actually lower by $29,082 from the same period in 1998, a result of (i) an increase of $13,832 due to additional maintenance support fees, paid to the EDI program as required by our major customers, (ii) a decrease in the number of persons employed in administration of $22,285, (iii) a decrease in consulting fees of $11,980 relating to the QS9000 (Quality Control Certification), and (iv) a gain on foreign exchange of $4,380 (v) an increase in cash discount, and a decrease in other administration cost of $4,269.

     Provision for Profit Sharing. Provision for profit sharing increased by 30.64% from $68,504 for the year ended January 31, 1998 and to $89,496 for the year ended January 31, 1999. This increase was a result of the higher profitability of the Company.

     Interest expense: Interest expense increased from $0.00 for the year ended January 31, 1998, to $9,754 for the year ended January 31, 1999, as a result of increased borrowings.

     Income from operations. The Company's income from operations increased 36.2% from $528,729 for the year ended January 31, 1998, to $719,926 for the year ended January 31, 1999. This increase in income was primarily from higher sales.

     Interest Income. Interest income increased by 20.7% from $74,256 for the year ended January 31, 1998, to $89,657 for the year ended January 31, 1999, as a result of more cash being available to earn interest and higher interest rates.

     Income before Income Taxes. Before income taxes, the Company's income increased from $602,985 for the year ended January 31, 1998, to $799,829 for the year ended January 31, 1999.

     Income Taxes. The Company provided for income taxes of $299,061 for the year ended January 31, 1999. The Company's effective tax rate in 1999 was 37.4% compared to 42.5% in 1998.

     Net Income. As a result of the foregoing factors, net income increased from $346,328 for the year ended January 31, 1998, to $500,768 for the year ended January 1999.

Liquidity and Capital Resources

     The Company has traditionally relied on internally generated funds and short-term bank borrowings to finance its operations and expansion, although capital expenditures have been partly financed by long-term debt. In May 1996 the Company received net proceeds from a public offering amounting to $2,773,000.

     The Company has in place a demand revolving credit facility in the principal amount of CDN$1,000,000 with a financial institution. Interest on this indebtedness equals the Canadian prime rate plus 1/2%. The credit facility is secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. The credit facility was renewed in December 1999 for a one-year period. During the fiscal year ended January 31, 2000, the Company paid a total of $2,888 in interest. There were a total of $118,262 short-term borrowings outstanding at January 31, 2000 as compared to no amount outstanding at January 31, 1999.

     For the year ended January 31, 2000, net cash generated from operations was $362,763, including net income of $812,332, depreciation of $237,124, deferred income taxes of $88,322, issuance of shares in lieu of cash compensation of $18,413, issuance of shares for investment services of $65,860, income from equity investment of $253,719, changes in operating assets and liabilities resulting from the following: (i) accounts receivable increased by $835,246 primarily due to the increase in sales at the end of January 2000, (ii) inventories increased by $154,456 as a result of the buildup of raw materials (acrylic and boxes) in anticipation of a price increase of 3% by February 2000,
(iii) prepaid expenses increased by $64,457 as result of down payment for the purchase of new equipment, (iv) accounts payable and accrued liabilities increased by $437,207 as a result of the deferral of payment until February and March 2000, and (v) income taxes payable increased by $11,383 due to higher sales.

     Net cash provided by financing activities amounted to $57,221 for the year ended January 31, 2000, primarily as a result of cash payments under a capital lease of $57,849 (excluding the current portion of the lease) and an increase in bank indebtedness of $115,070.

     Net cash used in investing activities amounted to $1,900,569 for the year ended January 31, 2000, and was primarily due to (i) collection of a note receivable of $506,806, (ii) investment in the parent company-Regency Affiliates, Inc. of $1,968,000, and (iii) purchase of fixed assets in the amount of $439,375. The Company will continue to fund its operations, as well as the projected capital expenditures, through internally generated funds, borrowings, and available cash and cash equivalents. Capital expenditures during the years ended January 31, 1999 and 1998 totaled $227,450 and $413,403, respectively.

     The Company expects that working capital requirements and capital additions will continue to be funded through a combination of the Company's existing funds, internally generated funds, and existing bank facilities and capital leases. The Company's working capital requirements are expected to increase in line with the growth of the Company's business, and it either has or will generate sufficient working capital to meet the Company's requirements during this fiscal year. During the current fiscal year, the Company anticipates making total capital expenditures of approximately $650,000 (including amounts anticipated to be expended for QS9000 audits and compliance) as follows: (1) $30,000 for mechanized material handing, (2) $350,000 for thermoforming equipment to facilitate the recently developed Matched Compression Moulding process, (3) $50,000 for design/upgrade software and related hardware, (4) $200,000 for leasehold improvements to enable capacity increase and to accommodate new processes, and (5) $20,000 for QS9000 audits by QMI (Quality Management Institute), which are expensed as incurred.

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

     Exchange rates between the United States and Canadian dollar for the fiscal years ended January 31, 2000, 1999 and 1998, including the average exchange rate for the period, are as follows:

     Fiscal year ended                                  Average Exchange Rate
        January 31,              Exchange Rate              for Period
        -----------              -------------              ----------

           2000              1.U.S.$:1.4456 Cdn.$       1 U.S.$:1.4857 Cdn.$
           1999              1.U.S.$:1.5110 Cdn.$       1 U.S.$:1.4861 Cdn.$
           1998              1.U.S.$:1.4556 Cdn.$       1 U.S.$:1.4267 Cdn.$

Year 2000 Compliance

     The Year 2000 Problem referred to existing computer programs' ability to appropriately distinguish the year 2000 from the year 1900 when processing transactions. The Company developed and executed a plan to achieve compliance with Year 2000 issues that included reviewing its hardware and software that support its operations and infrastructure, as well as its internal systems that support the Company's administrative functions. For each of these areas, the plan called for the Company to identify the systems, address their compliance with the Year 2000 Problem, test their compliance and make any upgrades considered necessary to ensure compliance. As of this date, the Company is successfully running all of its systems and has encountered no issues or malfunctions related to the Year 2000 Problem. No contingency plans had to be initiated; and no additional costs were incurred.

New Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any affect on its financial statements.

Proceeds of Offering

   The Company received net proceeds from a public offering amounting to $2,773,000 in May 1996. Since that time the Company has expended the proceeds as follows:

Production machinery                         $  607,938
Tooling and equipment                           358,632
Marketing and promotion                          59,327
Development of distribution channel in
   non-dealership after-market                  281,509
Research and development                         64,576
Computer aided design, software
   and related hardware                          84,025
Acrylic manufacturing                            13,536
Working Capital                                 284,734
Investment in Regency Affiliates, Inc.          567,714
                                             ----------
Total Proceeds Expensed                      $2,321,991


Item 7 - Financial Statements
-----------------------------

     Included beginning at page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     The directors, executive officers, and one of the key employees of Glas-Aire Industries Group Ltd. at January 31, 2000 were as follows:

           Name              Age    Position
     William R. Ponsoldt     58     Chairman of the Board of Directors and Chief
                                    Executive Officer

     Alex Yie Wie Ding       40     President, Chief Operating Officer,
                                    Treasurer and Director

     Omer Esen               57     General Manager, Chief Financial Officer

     Linda Kwan              54     Financial Controller

     Chris G. Mendrop        48     Director

     Marc Baldinger          45     Director

     Todd M. Garrett         35     Director

     Craig Grossman          37     Director

     William R. Ponsoldt. Mr. Ponsoldt has served as a director of the Company since April 16, 1999. Mr. Ponsoldt is the Chairman of the Board, Chief Executive Officer and President of Regency Affiliates, Inc. ("Regency"). Mr. Ponsoldt has been a director of Regency since June 1996, and has been the Chairman of the Board since August 1996, and President and Chief Executive Officer since June 1997. During the past five years, Mr. Ponsoldt has served as the portfolio manager for several hedge funds.

     Alex Yie Wie Ding. Mr. Ding has served as the general manager, chief operating officer and a director of the Company since 1991. He has served as president of the Company since February 1995. Mr. Ding's responsibilities include managing and advising senior staff, as well as manufacturer representative agencies, on a variety of important issues. He is also responsible for new business development, analysis and evaluation of major projects and maintaining high level contact with key customers. From September 1988 to June 1991, Mr. Ding was General Manager of Hing Wor Inc., a clothing manufacturer based in Montreal. Mr. Ding is the President of Sunbrite Business Association. Mr. Ding has a bachelors degree (1984) in civil engineering and a post-graduate diploma in management (MBA Level 1, 1986), both from McGill University.

     Omer Esen. Mr. Esen has served as Vice President of operations for the Company since February 1995, assumed the additional position of Chief Financial Officer in November of 1996, and in 1997 was appointed as the General Manager. In that position, Mr. Esen plans, organizes, directs and controls all operations including production, research and development, customer service, purchasing/inventory control, quality assurance and management information systems. From 1992 until 1995, Mr. Esen was employed as Vice President of operation for West Bay Sonship Yachts ltd. (Vancouver), one of the world's leading manufacturers of 58 - 100 foot yachts, where he managed manufacturing operations as well as developed and installed various computerized business control systems. During Esen's tenure, the Company's revenues grew from $2 million to $15 million. From 1988 until 1992, Mr. Esen was director of operations for DBA Communication Systems Inc. in Vancouver, a design and manufacturing firm for small business telecommunications equipment and systems. Mr. Esen holds a bachelor's degree in electrical engineering from Faraday House Engineering College in London, England and a diploma in business administration from the University of British Columbia.

     Linda Kwan. Mrs. Kwan served as the Company's accounting manager from March 1995 until November 1996, at which time she was appointed as the controller. Ms. Kwan is a member of the Certified Management Accountants of Canada. From 1992 to 1995, Ms. Kwan operated as a private consultant, providing accounting consulting services to small businesses and individuals. From 1983 to 1992, Ms. Kwan worked with York-Hanover Developments, Ltd., a large real estate developer located in Toronto. While with York Hanover Group, Ms. Kwan held a number of positions, eventually rising to the position of Corporate Controller with responsibility for all of the firm's accounting functions. Ms. Kwan graduated from Hong Kong Technical College with a degree in commercial business and accounting.

     Chris G. Mendrop. Mr. Mendrop has been a director of the Company since its inception. He is the Chief Executive Officer of Blake Street Group LLC, Blake Street Securities LLC and Blake Street Advisors LLC (collectively the "Blake Street Group"). He has served as the Chief Executive Officer of each of the companies included in the Blake Street Group since those companies were formed in January, March and July of 1998. From July 1992 until January 1998, Mr. Mendrop was the Chief Executive Officer of Corporate Development Capital, Inc., an investment advisory and financial consulting firm located in Denver, Colorado. Mr. Mendrop holds a Bachelor of Science degree in Economics from Colorado State University and a Masters of Business Administration degree in Finance from the University of Colorado.

     Marc Baldinger. Mr. Baldinger has served as a director of the Company since April 16, 1999. Mr. Baldinger is a Senior Officer in Financial Services for Riverside National Bank ("Riverside") located in Palm City, Florida, and is responsible for portfolio management, asset allocation, and investment selection for Riverside's Trust Department. He has been employed by Riverside since November 1996. From January 1994 to November 1996 Mr. Baldinger was employed as a Certified Financial Planner for American Express Financial Advisors, Inc. and Linsco Private Ledger. Mr. Baldinger has a broad background in financial management and planning. Prior to entering the financial planning business, Mr. Baldinger was the President of Supreme Petroleum Company, which was a petroleum trading company.

     Todd M. Garrett. Mr. Garrett has served as a director of the Company since May 21, 1999. Mr. Garrett currently works as an investment advisor in the Private Client Department in the corporate headquarters of Cruttenden Roth, Incorporated in Newport Beach, California. Mr. Garrett specializes in formulating investment strategies through the selection of optimal investment combinations tailored to client needs and Objectives. His managed portfolios comprise both high net worth individuals and institutional investors. Mr. Garrett has worked in the investment industry for the more than eight years. Furthermore, he has worked for several investment banks that include Kidder Peabody & Co., Lehman Brothers, Fidelity Investments and Sutro & Co. Mr. Garrett holds a Bachelor of Arts degree in Business Economics from San Diego State University with an emphasis in finance and accounting. Mr. Garrett is a member of the Association for Investment Management and Research (AIMR) and is currently pursuing the Chartered Financial Analyst (CFA) designation.

     Craig Grossman. Mr. Grossman has served as a director of the Company since May 21, 1999. Mr. Grossman has been the chief executive officer of On-Line Mortgage Services, Inc. ("OMS"), a licensed retail mortgage broker in eleven states. OMS provides retail residential mortgages on the internet and through other retail channels. From September 1995 to July 1998, Mr. Grossman was vice president of business development for CMP Mortgage Company (a subsidiary of JRMK Companies) which is a large privately owned mortgage broker in Colorado. From May 1994 to September 1995, Mr. Grossman was president and a member of the board of directors of Regency Affiliates, Inc. Mr Grossman has extensive experience in real estate development and in the real estate industry.

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

Compliance with Section 16(a) of the Exchange Act

     The Company has received representations from each other person that served during fiscal 2000 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year end which required the filing of a Form 5.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Grossman and Mendrop, who are both non-management directors. The members of the Audit Committee are Messrs. Mendrop and Baldinger, who are both non-management directors. Mr. Todd Garrett has been nominated to serve as the third member of the Audit Committee for the next fiscal year, and he is also a non-management director. Neither the Audit Committee nor the Compensation Committee had any formal meetings during the last fiscal year; however, members of the Compensation Committee had informal discussions concerning compensation issues on several occasions.

Item 10 - Executive Compensation
--------------------------------

     The following table summarizes all compensation paid to the Chief Executive Officer and the President of the Company for services rendered to the Company during the last three fiscal years. The amount of compensation paid to each of the other executive officers as total annual salary and bonus does not exceed $100,000.

                                                       Annual Compensation
                                                 -------------------------------
          Name and                  Fiscal year                        Other
          principal                    ended                           annual
          position                  January 31,  Salary    Bonus    compensation
          --------                  -----------  ------    -----    ------------

William R. Ponsoldt                    2000                           $ 3,500(1)
  Chairman of the Board,
  Chief Executive Officer,

Edward Ting                            2000                $17,702    $12,000(2)
  Retired Chief Executive Officer      1999                $13,528    $48,000(2)
  Retired Chairman of the Board        1998                $ 5,140    $48,000(2)

Alex Y. W. Ding                        2000     $83,170    $22,046(3) $ 3,500(1)
  President, Chief Operating Officer   1999     $57,575    $13,528(3)
                                       1998     $51,097    $ 5,140(3)

(1) Represents fees of $3,500 paid in connection with services as a director of the Company, including $2,500 as an annual cash payment and $1,000 as a payment for attending the annual meeting of shareholders.

(2) Represents consulting fees paid by the Company to Mr. Ting during the fiscal year ended January 31, 2000. Mr. Ting was paid a bonus of $17,702 during the fiscal year ended January 31, 2000, $13,528 and $5,140 in 1999 and 1998 pursuant to the Company's profit sharing program described below.

(3) Mr. Ding was paid these bonuses pursuant to the Company's profit sharing program described below.

     Employment Agreements. Effective August 1, 1998, the Company entered into amended and restated employment agreements with Alex Ding, Omer Esen and Linda Kwan. The agreements are for two-year terms. Under those employment agreements, Messrs. Ding, Esen and Ms. Kwan are entitled to base annual compensation of $80,170(US), $53,780(US) and $42,350(US) respectively. Messrs. Ding, Esen and Ms. Kwan are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year. In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Ding, Esen and Ms. Kwan will be entitled to participate in the profit sharing program described below.

     Directors. The Company paid $3,500 to each of six directors (employee and non-employee) during the fiscal year ended January 31, 2000 as compensation for serving as directors. At the Annual Meeting on November 4, 1999, the shareholders approved a directors' compensation plan that provides for the following:

     o An annual retainer for directors of $10,000, payable one-half in cash and one-half in Glas-Aire Common Stock, such stock to be valued at the average bid price for the Common Stock for the 30 days preceding their election to the Board.

     o A cash fee of $125 per hour for each Board, Committee, or Shareholders' meeting attended; provided that multi-day meetings and specific consultations with Glas-Aire's executive management lasting at least eight hours are compensated on a flat per diem rate of $1,000.

     o An annual award of an option to purchase 10,000 shares of Glas-Aire's Common Stock, at fair market value on date of grant. Options granted under this provision expire five years from the date of grant, are exerciseable in cash, property, or on a cashless basis, and contain anti-dilution provisions.

     On November 4, 1999, each of the Company's six directors received an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $4.50 per share pursuant to the director's compensation plan approved by the shareholders on that date. The options expire on November 3, 2004.

     Profit Sharing Program. Rather than paying its executives high salaries, management believes it is desirable to provide incentives through a profit sharing program. Accordingly, the Company has adopted a profit sharing program that provides that an amount equal to 10% of the Company's income before income taxes (subject to some adjustments) may be distributed to officers and employees of the Company. Distributions pursuant to the plan for the fiscal year ended January 31, 2000, aggregated approximately $106,684.

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

Item 11. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth as of March 31, 2000, the beneficial ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the Company's Common Stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of Common Stock.

  Name and Address of               Amount and Nature of
   Beneficial Owner                 Beneficial Ownership    Percent of Class(1)
   ----------------                 --------------------    -------------------

William R. Ponsoldt                     1,166,553(2)(4)           50.56%
729 South Federal Highway #307
Stuart, Florida 34994

Alex Ding                                 123,344(3)(4)            5.35%
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9

Chris G. Mendrop                           10,000(4)               0.43%
1860 Blake Street #500
Denver, Colorado  80202

Marc Baldinger                             10,000(4)               0.43%
850 Lighthouse Drive
 Palm City, Florida 34990

Todd M. Garrett                            10,000(4)               0.43%
201 Marsala Drive
Newport Beach, California 92660

Craig Grossman                             10,000(4)               0.43%
7500 East Arapahoe Road #101
Englewood, Colorado 80112

Omer Esen                                   5,815                  0.25%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Linda Kwan                                  4,261                  0.18%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Directors and executive officers
as a group (8 persons)                  1,339,973(3)(4)           56.84%
------------------------------

(1) Excludes (i) 68,000 shares of Common Stock issuable upon exercise of the Representative's Warrants issued in conjunction with the public offering completed in May 1996; and (ii) 320,000 shares of Common Stock reserved for issuance under the Company's Stock Option Plans.
(2) Includes 1,156,553 shares beneficially by Regency. Mr. William Ponsoldt, Sr. serves as President, Chief Executive Officer and Chairman of the Board of Directors of Regency, and has voting control of these shares.
(3) Includes 106,943 shares sold by the numbered company controlled by Alex Ding in September 1998 to his mother, Mr. Sik Chun Fei. Mr. Ding may be deemed to be the beneficial owner, although not the record owner of those shares.
(4) Includes options to purchase 10,000 shares granted to each of the Directors on November 4, 1999 (i.e., an aggregate of 60,000 shares).

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

     The purchase price for the shares was One Million, Eight Hundred Sixty Three Thousand Dollars ($1,863,000). $1,213,000 of the purchase price for the shares was paid in cash and the balance of $650,000 was paid in the form of a promissory note due January 1, 2000 bearing interest at the rate of 7.5%. The indebtedness evidenced by the promissory note was secured by a first priority security interest in 200,000 of the shares purchased by Speed.com. In addition, payment of the indebtedness evidenced by the promissory note was guaranteed by Mr. William R. Ponsoldt, President and a Director of Speed.com and President, Chief Executive Officer, and Chairman of the Board of Directors of Regency. The promissory note has been paid in full.

     The cash in the amount of $1,213,000 was borrowed from National Trust Company, an affiliate of Statesman Group, Inc. ("Statesman") which is a controlling shareholder of Regency. The loan is unsecured and is due on demand.

     Subsequent to the transfer of the 513,915 shares, Speed.com owns, beneficially and of record, approximately 32.25% of the issued and outstanding shares of Glas-Aire, including 3,000 shares previously purchased on the market.

     On August 2, 1999, Regency acquired 41,600 shares of the common stock of Glas-Aire on the open market for $119,619. The funds were provided by an affiliate of Statesman on an unsecured basis.

     On August 6, 1999, Regency sold 2,852,375 shares of its common stock to Glas-Aire for cash of $1,967,960 and 86,000 shares of Glas-Aire common stock for an aggregate consideration of $2,281,900. The Company estimates that of the $1,967,960 paid in cash to Regency, approximately $567,714 may be attributed to the Company's public offering that was closed in May of 1996, and which yielded net proceeds of $2,652,699. The use of these funds from the Company's public offering constituted a material change from the use described in the Company's Prospectus.

     On September 23, 1999, Regency closed a common stock exchange agreement with certain shareholders of Glas-Aire. Under the agreement, Regency, in a private transaction, issued 1,188,000 shares of its restricted common stock to such shareholders in exchange for 288,000 Glas-Aire common shares held by the shareholders. With the closing of the agreement, Regency owned approximately 51.3% of the then outstanding common shares of Glas-Aire.

     Pursuant to the Contract for the Purchase and Sale of Securities, Messrs. Edward Ting and Clement Cheung resigned as directors of Glas-Aire and, by consent minutes dated April 16, 1999, Messrs. William R. Ponsoldt and Marc H. Baldinger were elected to fill the vacancies created by their resignations. Subsequently, Messrs. Todd Garrett and Craig Grossman were elected to the Board of Directors at the request of Regency.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

Certain Transactions

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

                                     PART IV

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Documents filed as part of this Form 10-K:

     1    Financial Statements

          The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-16) are filed as part of this Annual Report.

(b)  Reports on Form 8-K: The Company has not filed a report on Form 8-K.

(c)  List of Exhibits

     27  Financial Data Schedule

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLAS-AIRE INDUSTRIES GROUP LTD.



Date: May 11, 2000                     By: /s/ Alex Yie Wie Ding
------------------                     -------------------------
                                       Alex Yie Wie Ding, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 11, 2000                     /s/ William R. Ponsoldt
------------------                     -----------------------
                                       William R. Ponsoldt, Chief Executive
                                       Officer and Chairman of the Board


Date: May 11, 2000                     /s/ Alex Yie Wie Ding
------------------                     ---------------------
                                       Alex Yie Wie Ding, President, Chief
                                       Operating Officer, Treasurer and Director


Date: May 11, 2000                     /s/ Omer Esen
------------------                     -------------
                                       Omer Esen, General Manager and
                                       Chief Financial Officer


Date: May 11, 2000                     /s/ Chris G. Mendrop
------------------                     --------------------
                                       Chris G. Mendrop, Director


Date: May 11, 2000                     /s/ Marc Baldinger
------------------                     ------------------
                                       Marc Baldinger, Director


Date: May 11, 2000                     /s/ Todd M. Garrett
------------------                     -------------------
                                       Todd M. Garrett, Director


Date: May 11, 2000                     /s/ Craig Grossman
------------------                     ------------------
                                       Craig Grossman, Director

                         Glas-Aire Industries Group Ltd.
                        Consolidated Financial Statements
                       For the year ended January 31, 2000


                                    Contents
--------------------------------------------------------------------------------



Auditors' Report                                                            F-2


Consolidated Financial Statements

    Balance Sheets                                                          F-3

    Statements of Income                                                    F-4

    Statements of Stockholders' Equity
      and Comprehensive Income                                              F-5

    Statements of Cash Flows                                                F-6

    Summary of Significant Accounting Policies                              F-8

    Notes to Consolidated Financial Statements                             F-12

                                                                Auditors' Report


To the Stockholders of
Glas-Aire Industries Group Ltd.

We have audited the accompanying consolidated balance sheets of Glas-Aire Industries Group Ltd. and subsidiaries as of January 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of Regency Affiliates, Inc., the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Regency Affiliates, Inc. represents 40% of consolidated total assets as of January 31, 2000 and 100% of the income from equity earnings for the year ended January 31, 2000. The financial statements of Regency Affiliates, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Regency Affiliates, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. as of January 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended January 31, 2000, in conformity with generally accepted accounting principles in the United States.



/s/ Chartered Accountants
-------------------------
Chartered Accountants

Langley, British Columbia, Canada
March 24, 2000

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                                     Consolidated Balance Sheets
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

January 31                                                  2000           1999
--------------------------------------------------------------------------------


Assets
Current
    Cash and equivalents                             $   650,018    $ 2,110,535
    Accounts receivable, net of allowance for
       doubtful accounts of $21,277
        (1999 - $89,569) (Note 4)                      1,854,442        953,289
    Note receivable from related party (Note 12)            --          506,806
    Inventories (Notes 1 and 4)                          824,291        673,688
    Prepaid expenses                                     150,953         33,460
                                                     -----------    -----------
                                                       3,479,704      4,277,778
Fixed assets, net (Note 2)                             2,020,189      1,607,557
Investment in parent company (Note 3)                  3,581,059           --
                                                     -----------    -----------
                                                     $ 9,080,952    $ 5,885,335
                                                     -----------    -----------


Liabilities and Stockholders' Equity
Current
    Bank Indebtedness (Note 4)                       $   118,262    $      --
    Accounts payable                                     974,437        546,842
    Accrued liabilities                                  302,763        186,670
    Income taxes payable                                 111,588         94,712
    Current portion of obligation under
       capital lease (Note 5)                             72,822         49,055
                                                     -----------    -----------
                                                       1,579,872        877,279
Obligation under capital lease (Note 5)                  123,198         68,722
Deferred income taxes (Note 8)                           446,826        358,504
                                                     -----------    -----------
                                                       2,149,896      1,304,505
                                                     -----------    -----------

Stockholders' equity
    Common stock (Note 6(a))                              20,467         15,935
    Additional paid-in capital                         5,186,701      3,475,695
    Retained earnings                                  2,087,136      1,546,730
    Accumulated other comprehensive income
       - foreign currency translation adjustment         (23,675)      (117,957)
    Treasury stock (Note 6(d))                          (339,573)      (339,573)
                                                     -----------    -----------
                                                       6,931,056      4,580,830
                                                     -----------    -----------

                                                     $ 9,080,952    $ 5,885,335
                                                     ===========    ===========
On behalf of the Board:


-------------------------
Director

-------------------------
Director


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


--------------------------------------------------------------------------------------
                                                       Glas-Aire Industries Group Ltd.
                                                     Consolidated Statements of Income
                                                              (Stated in U.S. Dollars)
--------------------------------------------------------------------------------------

                                                       Years ended January 31,
                                                    2000           1999           1998
                                             -----------------------------------------
Sales (Note 10)                              $ 9,725,611    $ 6,639,219    $ 6,409,954
Cost of sales                                  6,845,307      4,497,280      4,505,889
                                             -----------    -----------    -----------
Gross profit                                   2,880,304      2,141,939      1,904,065

Expenses
    Research and development                     425,990        415,751        393,182
    Selling and distribution                     748,596        403,381        386,098
    General and administrative                   704,924        513,385        527,552
    Provision for profit sharing (Note 13)       106,684         89,496         68,504
                                             -----------    -----------    -----------
                                               1,986,194      1,422,013      1,375,336
                                             -----------    -----------    -----------
Income from operations                           894,110        719,926        528,729
                                             -----------    -----------    -----------

Other income (expense)
    Interest income                               83,573         89,657         74,256
    Interest expense                             (22,463)        (9,754)          --
                                             -----------    -----------    -----------
                                                  61,110         79,903         74,256
                                             -----------    -----------    -----------

Income before income from equity
    investment and income tax expense            955,220        799,829        602,985

Income from equity investment (Note 3)           253,719           --             --
                                             -----------    -----------    -----------

Income before income taxes                     1,208,939        799,829        602,985

Income taxes (Note 8)                            396,607        299,061        256,657
                                             -----------    -----------    -----------

Net income for the year                      $   812,332    $   500,768    $   346,328
                                             -----------    -----------    -----------

Earnings per share - basic and diluted       $      0.39    $      0.26    $      0.17

Weighted average number of
    shares outstanding                         2,112,567      1,951,978      2,061,254



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                      F-4

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Glas-Aire Industries Group Ltd.
                                                            Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                                                         Years ended January 31, 2000, 1999 and 1998
                                                                                                            (Stated in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                             Additional                                     Other          Total
                                      Common Stock            Paid-in        Retained       Treasury    Comprehensive  Stockholders'
                                  Stock         Amount        Capital        Earnings         Stock         Income         Equity
                                  -----         ------        -------        --------         -----         ------         ------
Balance -
  January 31, 1997              1,612,421    $    16,124    $ 3,539,951    $   699,634    $  (147,476)   $   (15,849)   $ 4,092,384
Net income                                                                     346,328                                      346,328
Stock repurchased
  (Note 6(d))                                                                                (166,553)                     (166,553)
Stock retired (Note 6(d))         (24,917)          (249)       (77,617)                       77,866                          --
Foreign currency
  translation adjustment                                                                                     (59,535)       (59,535)
                                ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 1998              1,587,504    $    15,875    $ 3,462,334    $ 1,045,962    $  (236,163)   $   (75,384)   $ 4,212,624
Net income                                                                     500,768                                      500,768
Stock issued (Note 6(e))            5,965             60         13,361                                                      13,421
Stock repurchased (Note 6(d))                                                                (103,410)                     (103,410)
Foreign currency
  translation adjustment                                                                                     (42,573)       (42,573)
                                ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 1999              1,593,469         15,935      3,475,695      1,546,730       (339,573)      (117,957)     4,580,830
Net income                                                                     812,332                                      812,332
Stock issued (Note 6(b))          403,820          4,038      1,439,574                                                   1,443,612
Stock dividend
  (Note 6(c))                      49,441            494        271,432       (271,926)
Foreign currency
  translation adjustment                                                                                      94,282         94,282
                                ---------------------------------------------------------------------------------------------------

Balance -
  January 31, 2000              2,046,730    $    20,467    $ 5,186,701    $ 2,087,136    $  (339,573)   $   (23,675)   $ 6,931,056
                                ---------------------------------------------------------------------------------------------------


Comprehensive income and its components consist of the following:

                                                  2000        1999         1998
                                             ---------   ---------    ---------
   Net income                                $ 812,332   $ 500,768    $ 346,328
   Foreign currency translation adjustment      94,282     (42,573)     (59,535)
                                             ---------   ---------    ---------
   Comprehensive income                      $ 906,614   $ 458,195    $ 286,793
                                             ---------   ---------    ---------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


-------------------------------------------------------------------------------------------
                                                            Glas-Aire Industries Group Ltd.
                                                      Consolidated Statements of Cash Flows
                                                                   (Stated in U.S. Dollars)
-------------------------------------------------------------------------------------------


                                                            Years ended January 31,
                                                         2000           1999           1998
                                                  -----------    -----------    -----------
Increase (decrease) in cash

Cash flows from:
Operating activities
    Net income for the year                       $   812,332    $   500,768    $   346,328
    Depreciation                                      237,124        186,664        150,097
    Deferred income taxes                              88,322         77,177         93,829
    Loss (gain) on sale of fixed assets                  --           (3,992)        17,438
    Non-cash compensation expense (Note 6(b))          18,413         13,421           --
    Investment services (Note 6(b))                    65,860           --             --
    Income from equity investment (Note 3)           (253,719)          --             --
    Changes in operating assets and liabilities
    Term deposit                                         --             --        1,000,000
    Accounts receivable, net                         (835,246)       206,030       (526,034)
    Inventories                                      (154,456)        72,368       (198,955)
    Prepaid expenses                                  (64,457)       (15,239)       130,619
    Accounts payable                                  321,114        236,987         38,152
    Accrued liabilities                               116,093         57,147         (4,150)
    Income taxes payable                               11,383          5,333         79,168
                                                  -----------    -----------    -----------
    Net cash provided by operating activities         362,763      1,336,664      1,126,492
                                                  -----------    -----------    -----------

Financing activities
    Repayment of obligation
       under capital lease                            (57,849)       (34,648)          --
    Repurchase of stock                                  --         (103,410)      (166,553)
    Increase (decrease) in bank indebtedness          115,070           --         (103,950)
                                                  -----------    -----------    -----------
    Net cash provided by (used in)
       financing activities                            57,221       (138,058)      (270,503)
                                                  -----------    -----------    -----------

Investing activities
    Issuance of note receivable                          --         (506,806)          --
    Repayment of note receivable                      506,806           --             --
    Investment in parent company (Note 3)          (1,968,000)          --             --
    Proceeds from sale of fixed assets                   --           16,821         77,888
    Purchase of fixed assets                         (439,375)      (227,450)      (413,403)
                                                  -----------    -----------    -----------
    Net cash used in investing activities          (1,900,569)      (717,435)      (335,515)
                                                  -----------    -----------    -----------
    Foreign currency translation
       adjustment affect on cash balances              20,068        (16,589)         5,547
                                                  -----------    -----------    -----------
Increase (decrease) in cash and equivalents
    during the year                                (1,460,517)       464,582        526,021

Cash and equivalents, beginning of year             2,110,535      1,645,953      1,119,932
                                                  -----------    -----------    -----------
Cash and equivalents, end of year                 $   650,018    $ 2,110,535    $ 1,645,953


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                      F-6

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                               Consolidated Statements of Cash Flows (continued)
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                      Years ended January 31,
                                                  2000         1999         1998
                                                  ----         ----         ----
Supplemental disclosure of cash flow
    relating to:

       Interest income                      $  113,020   $   64,710   $   75,264

       Interest expense                         22,458        9,754         --

       Income taxes                            291,409      206,701       69,453

       Increase in obligation
         under capital lease                   129,875      152,108         --

Common stock issued in exchange
    for common stock in parent (Note 3)      1,359,340         --           --



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


Nature of Business
------------------

The Company is a Nevada, USA corporation and was incorporated on September 29, 1992. The Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan. The Company's corporate office and manufacturing facility, comprising all fixed assets, are located in Vancouver, Canada.

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

Fixed Assets
------------

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is calculated using the declining-balance method, except for leasehold improvements where the straight-line method is used, at the following annual rates over the estimated depreciable lives:

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

Long-Term Investment
--------------------

Investment in parent company is accounted for using the equity method Investment of accounting.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


Per Share Information
---------------------

The Company has adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS") which requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised. For the Company warrants to purchase 68,000 shares and stock options to purchase 60,000 shares of the Company's common stock were anti-dilutive in 2000. The warrants were also anti-dilutive in 1999 and 1998 and as such, dilutive EPS amounts are the same as basic EPS for all periods presented. Treasury stock held by the Company is not included in the number of shares outstanding. All EPS amounts presented have been restated to retroactively reflect the stock dividend announced March 10, 2000 (Note 6(c)).

Stock Dividend
--------------

The Company accounts for stock dividends in accordance with Accounting Research Bulletin No. 43, which requires a transfer of an amount equal to the fair value of the stock issued from retained earnings to permanent capitalization.

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

Stock Based Compensation
------------------------

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


Foreign Currency Translation
----------------------------

The Company conducts business in both Canada and the United States and uses the U.S. dollar as its reporting currency. The functional currency of the companies' operations is the United States dollar. The financial statements of the Canadian subsidiaries have been translated into United States currency under SFAS No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the rate of exchange in effect when those items are recognized in the financial statements. The resulting exchange gains and losses are deferred and are shown as a separate component of stockholders' equity.

All figures are reported in U.S. dollars. Exchange rates between the U.S. and Canadian dollar for each of the applicable years reported in these financial statements, with bracketed figures reflecting the average exchange rate for the year, are:


          January 31, 2000    - 1 U.S. $1.4456 Cdn. $  (1.4857 Cdn. $)
          January 31, 1999    - 1 U.S. $1.5110 Cdn. $  (1.4861 Cdn. $)
          January 31, 1998    - 1 U.S. $1.4556 Cdn. $  (1.4267 Cdn. $)


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

Financial Instruments
---------------------

The Company's financial instruments consist of cash and equivalents, accounts receivable, investment in parent company, bank indebtedness and accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise stated.

Concentration of Credit
-----------------------

Risk As a manufacturer of automotive accessories, the Company grants credit to customers exclusively within the automotive manufacturing industry.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


New Accounting Standards
------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any affect on its financial statements.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


1. Inventories
                                                January 31,        January 31,
                                                      2000               1999
                                                  --------           --------

   Raw materials                                  $468,943           $430,921
   Work-in-progress                                204,961             88,956
   Finished goods                                  150,387            153,811
                                                  --------           --------

                                                  $824,291           $673,688
                                                  ========           ========


2. Fixed Assets
                                January 31, 2000          January 31, 1999
                            ------------------------  ------------------------

                                         Accumulated               Accumulated
                                  Cost  Depreciation        Cost  Depreciation
                                  ----  ------------        ----  ------------

   Office equipment         $  234,116   $   62,399   $  111,646   $   48,471
   Manufacturing
      equipment              1,276,967      559,025    1,126,788      464,823
   Computer equipment          224,436      121,680      164,805       85,027
   Dies and molds              898,228      332,023      777,576      234,959
   Automotive                   18,851        6,315       18,035          902
   Leasehold improvements      238,247       63,405      147,171       43,481
   Equipment under
      capital lease            303,171       28,980      151,853       12,654
                            ----------   ----------   ----------   ----------

                            $3,194,016   $1,173,827   $2,497,874   $  890,317
                            ==========   ==========   ==========   ==========


   Net book value                        $2,020,189                $1,607,557
                                         ==========                ==========


3. Investment in Parent Company

   Through a series of stock acquisitions during the year, Regency Affiliates, Inc. ("Regency") acquired a 51% controlling interest in the Company.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


3. Investment in Parent Company (continued)

   On July 31, 1999, the Company exchanged 288,000 of its common stock for 1,188,000 common stock of Regency. This exchange was valued at $1,045,440 ($3.63 per share). On August 6, 1999, the Company acquired an additional 2,852,375 common stock of Regency by exchanging 86,000 (valued at $313,900 or $3.65 per share) of its common stock and cash of $1,968,000. The values were determined based on share exchanges between independent parties. Total value of common stock exchanged on the above transactions was $1,359,340 (Note 6(b)(i)). As at August 6, 1999, the Company had acquired a 26% interest in Regency.

   The Company accounts for its investment in Regency as an asset using the equity method of accounting. The investment in the parent company included in the consolidated balance sheet at January 31, 2000 is $3,581,059. The income from the Company's equity share of earnings of Regency for the period August 6, 1999 to Regency year end at December 31, 1999, is $259,219. Goodwill of $165,635 resulted from the acquisition and is being amortized straight-line over a period of 15 years. Accumulated amortization at January 31, 2000 was $5,500.

   At January 31, 2000 Regency stock was trading at $1.3516 per share and the total value of shares owned by the Company was $5,460,970.



   The effect of the Company's reciprocal shareholding on the proportionate interest of Regency's income since August 6, 1999 has been eliminated in the statement of income.

   The effect of the investment transaction and equity earnings are summarized as follows:

                                                 January 31,   January 31,
                                                       2000          1999
                                                 ----------     ----------
   Equity in net assets of Regency
      Affiliates, Inc.                           $3,161,705     $     --

   Goodwill                                         165,635           --

   Equity earnings, net of amortization
      of goodwill of $5,500                         253,719           --
                                                 ----------     ----------

                                                 $3,581,059     $     --
                                                 ----------     ----------

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


3. Investment in Parent Company (continued)

   Summarized financial information of Regency is as follows:

                                                     December 31, December 31,
                                                            1999        1998
                                                        --------    --------
     Consolidated Balance Sheet data ('000)

        Assets                                          $ 33,658    $ 24,127
                                                        --------    --------

        Liabilities                                       20,022      12,908

        Shareholder's Equity                              13,636      11,219
                                                        --------    --------

                                                        $ 33,658    $ 24,127
                                                        --------    --------

     Consolidated Statement of Operations data ('000)

        Sales                                           $  7,835    $  3,790
                                                        --------    --------

        Loss from operations                                (904)       (874)
                                                        --------    --------

        Net income                                      $  2,292    $  1,795
                                                        --------    --------


4. Bank Indebtedness
                                               January 31,      January 31,
                                                     2000             1999
                                                 --------         --------

     Revolving bank loan                         $118,262         $    --
                                                 --------         --------



   The revolving bank loan is a Cdn. $1,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (6.5% - January 31, 2000; 6.5% - January 31, 1999) plus 1/2%. This line of credit is renewable annually in April of each year.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


4. Bank Indebtedness (continued)

   The following have been provided as collateral for these loans:

   (a) general assignments of accounts receivable and inventories.

   (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company.

   (c) an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.


5. Obligations under Capital Lease

   The minimum lease payments required under capital leases of manufacturing equipment expiring together with the balance of the obligation are as follows:

                2001                                     $  89,804
                2002                                        42,273
                2003                                        32,345
                2004                                        32,345
                2005                                        31,997
                                                         ---------
                Total minimum lease payments               228,764
                Option to purchase                           3,912
                                                         ---------
                                                           232,676
                Less amounts representing interest
                  at 6.5% to 8.6% per annum                 36,656
                                                         ---------
                                                           196,020
                Less current portion                        72,822
                                                         ---------

                                                         $ 123,198
                                                         =========

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


6. Share Capital

   (a) Authorized

           3,000,000  Common stock with a par value
                      of $0.01 each
           1,000,000  Preferred stock with a par value
                      of $0.01 each
                                                         January 31, January 31,
                                                               2000        1999
         Issued

           2,046,730  Common stock (1999 - 1,593,469)     $  20,467   $  15,935
                                                          ---------   ---------

   In connection with a public offering in 1996, the Company issued warrants to the underwriters to purchase shares as follows:

                 Shares               Price             Expiry Date
                 ------               -----             -----------

                 68,000               $6.00              April 2001


   (b) The Company issued 403,820 common stock during the year ended January 31, 2000. This total consists of the following:

                                                                      Additional
                                                  Common Stock           Paid in
                                                 Stock     Amount        Capital
                                                 -----     ------        -------
          (i) Stock issued in exchange for
              stock in parent company on the
              following dates (Note 3):

                    - July 31, 1999            288,000   $  2,880    $ 1,042,560
                    - August 6, 1999            86,000        860        313,040
                                               -------   --------    -----------
       Carried forward                         374,000      3,740      1,355,600

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


6. Share Capital (continued)

                                                                     Additional
                                                  Common Stock          Paid in
                                                Stock      Amount       Capital

       Brought forward                        374,000   $   3,740    $1,355,600


          (ii) Stock issued to certain
               employees as part of their
               compensation on April 12,
               1999. On April 12, 1999,
               the common stock was trading
               at $1.875 per stock.             9,820          98        18,314


          (iii) Stock issued to an investor
               relations company in return for
               services on January 20, 2000    20,000         200        65,660
                                              -------   ---------    ----------
                                              403,820   $   4,038    $1,439,574
                                              =======   =========    ==========


   (c) On October 28, 1999, the Company announced a stock dividend to be issued in a series of 2.5% increments for a cumulative total of 10.5%. The stock dividend is determined on a cumulative basis on the total outstanding common stock on the following dates of record: December 10, 1999, March 10, 2000, June 12, 2000 and September 11, 2000.

      On December 10, 1999, 49,441 common stock were issued representing 2.5% of 1,977,289 common stock outstanding. On December 10, 1999, the common stock was trading at $5.50 for a total fair value of $271,926.

      On February 1, 2000 the Company entered into a contract to issue 12,300 common stock to an investor relations company in return for services.

      On March 6, 2000, the Company amended its articles of incorporation to reflect an increase in its authorized share capital from 3,000,000 common stock at $0.01 par value to 30,000,000 common stock at $0.01 par value and 1,000,000 preferred stock at $0.01 par value. The Company also announced an increase in its March 10, 2000 stock dividend from 2.5% to 21% of total outstanding common stock on March 10, 2000.

      On March 9, 2000, the Company entered into a contract to issue 2,875 common stock to an investor relations company in return for services.

      On March 10, 2000, 432,408 common stock were issued representing 21.0% of 2,059,730 common stock outstanding. On March 10, 2000, the common stock was trading at $10.88 for a total fair value of $4,704,599.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


6. Share Capital (continued)

   (d) During the year ended January 31, 1999, the Company repurchased 55,472 common stock, at stock prices between $1.50 and $1.97 per stock, amounting to $103,410. During the year ended January 31, 1998, the Company repurchased 78,317 common stock at stock prices between $1.56 and $3.12 per stock amounting to $166,553. These stock were acquired at fair market value and are accounted for as treasury stock until reissued or retired. The purchase of the stock reduced stockholders' equity. During the year ended January 31, 1998, the Company retired 24,917 of common stock amounting to $77,866. Common stock held in treasury in 1999 and 2000 was 162,844 common shares.

   (e) On May 29, 1998, the Company issued stock to certain employees as part of their compensation. The total number of common stock issued was 5,965. At May 29, 1998, the common stock was trading at $2.25 per share.


7. Stock Option Plans

   During the year ended January 31, 1997, the Company's Board of Directors approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. Each plan provides for granting options to purchase not more than 160,000 shares of the Company's common stock. The Incentive Stock Option Plan is to be available to management and employees of the Company. The Non-Qualified Stock Option Plan is to be available to certain key employees, independent contractors, technical advisors and directors of the Company. Vesting for both plans will be determined at the date of grant. Upon granting, the options will have a five year life.

   At January 31, 2000 no options had been granted under either plan.

   On November 4, 1999, the Company's Board of Directors approved a stock option plan ("the Plan") to offer an inducement to obtain services of directors of the Company. The maximum number of stock issuable under the Plan is 60,000. Under the Plan, the exercise price of the stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant. The options will vest on May 4, 2000. The options expire on November 4, 2004.

   Pro-forma information regarding Net Income and EPS is required under SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted in the year ended January 31, 2000 was $4.04. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividends, a risk-free interest rate of 5.64%, volatility factor of the expected market price of the Company's common stock of 216% and a weighted average expected life of the option of 36 months.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


7. Stock Option Plans (continued)

   Under the accounting provisions of SFAS No. 123, the Company's January 31, 2000 Net Income and EPS would have been decreased to the pro-forma amounts indicated below:

                                                As Reported    Pro-forma
                                                -----------    ---------

   Net income for the year                      $   812,332   $    629,447
   Earnings per share - basic and diluted              0.39           0.29


   A summary of the status of the Company's stock options as of January 31, 2000 is as follows:

                                                        Weighted       Weighted
                                          Number of      Average        Average
                                            Options   Exercise Price  Fair Value
                                            -------   --------------  ----------

   Granted                                   60,000      $   3.34     $   4.04
                                             ------      --------     --------

   Outstanding and exercisable,
    January 31, 2000                         60,000      $   3.34
                                             ======      ========


8. Income Taxes

   The provision for income taxes in the consolidated statements of income consists of:

                                 January 31,      January 31,      January 31,
                                       2000             1999             1998
                                   --------         --------         --------
   Current                         $308,285         $221,884         $162,828
   Deferred                          88,322           77,177           93,829
                                   --------         --------         --------

                                   $396,607         $299,061         $256,657
                                   ========         ========         ========

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


8. Income Taxes (continued)

   The effective income tax rate on income before income from equity investment consists of the following:

                                           January 31,  January 31,  January 31,
                                           2000         1999         1998
                                           %            %            %
                                           -----------  -----------  -----------

   General combined federal and
     provincial rate                         45.6         45.6         45.3
   Reduction in tax rate for
     manufacturing companies                 (7.0)        (7.0)        (7.0)
   Under (over) accrual of prior year taxes   2.9         (1.2)         4.2
                                            -----        -----        -----

   Effective rate                            41.5         37.4         42.5
                                            =====        =====        =====

   The components of deferred taxes are as follows:

                                   January 31,             January 31,
                                         2000                    1999
                              -----------------------   -----------------------
                                           Temporary                 Temporary
                              Difference   Tax Effect   Difference   Tax Effect

   Deferred tax liabilities
     Depreciation             $1,156,982   $  446,826   $  928,767   $  358,504
                              ----------   ----------   ----------   ----------


9. Commitment

   The Company is committed to the minimum lease payment of $110,155 for each of the next three years under an operating lease for premises. Rent expense was $113,514, $106,312 and $117,072 for the years ended January 31, 2000, 1999 and 1998 respectively.

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


10. Sales Information

   (a) Sales figures include sales to customers located in the following countries:


                                  January 31,    January 31,    January 31,
                                        2000           1999           1998
                                  ----------     ----------     ----------

      United States               $8,207,000     $5,481,000     $4,915,000
      Canada                       1,231,000        874,000        789,000
      Japan and other                287,000        284,000        706,000

   (b) Sales to customers who each accounted for more than 10% of the Company's sales are as follows:

                                January 31,      January 31,    January 31,
                                      2000             1999           1998
                                ----------      ----------      ----------

      Customer 1                $2,930,000      $2,094,000      $2,128,000
      Customer 2                 2,853,000       1,637,000         912,000
      Customer 3                 1,640,000       1,404,000       1,334,000
      Customer 4                   994,000            --              --


11. Related Party Transactions

   The Company had the following transactions with related parties:

                                           January 31,  January 31,  January 31,
                                                 2000         1999         1998
                                           ----------   ----------   ----------

   Fees paid to
      directors/shareholders for
      ongoing consulting services          $   15,000   $   68,000   $   60,000
   Promissory note receivable
      from a company controlled
      by a director                              --        500,000         --
   Interest earned on promissory note            --          6,806         --
   Investment in stock of parent company
      (Note 3)                              3,327,340         --           --
   Equity earnings in income of parent
      company (Note 3)                        253,719         --           --

--------------------------------------------------------------------------------
                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------


12. Note Receivable

                                                      January 31,   January 31,
                                                            2000          1999
                                                      ----------    ----------
   Promissory note, due on demand, interest at
   10%, matured March 25, 1999. Secured by
   first priority in 513,915 common shares of
   Glas-Aire Industries Group Ltd., owned by a
   director. The promissory note was repaid on
   April 19, 1999                                      $    --      $  506,806
                                                       ---------    ----------


13. Profit Sharing Program

   In 1994, the Company adopted a profit sharing program which provides that 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company. In 2000 the amount was $106,684 (1999 - $89,496, 1998 - $68,504).