Form 10QSB
period 2000-04-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2000-06-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000


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

     Yes ________   No ___X___

Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 2,494,313 shares with 197,042 shares in Treasury as of April 30, 2000.

       Transitional Small Business disclosure Format Yes_______  No___X___

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets -
               April 30, 2000 and January 31, 2000                             1

             Consolidated Condensed Statement of Operations
               for the three months ended April 30, 2000 and 1999              2

             Consolidated Statement of Stockholders' Equity
               for the three months ended April 30, 2000                       3

             Consolidated Condensed Statement of Cash Flow
               for the three months ended April 30, 2000 and 1999            4-5

             Notes to Consolidated Condensed Financial Statements              6

     Item 2. Management 's Discussion and Analysis of
               Financial Condition and Results of Operations                 7-8

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                  8


SIGNATURES                                                                     9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                     April 30,      January 31,
                                                       2000            2000
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------
Assets
Current
     Cash and equivalents                           $   893,407     $   650,018
     Accounts receivable                              1,019,097       1,854,442
     Inventories                                        775,130         824,291
     Income Taxes Recoverable                            48,694            --
     Prepaid expenses                                   134,053         150,953
                                                    -----------     -----------
                                                      2,870,381       3,479,704
Fixed assets, net                                     2,018,964       2,020,189
Investment in parent company                          3,674,249       3,581,059
                                                    -----------     -----------
                                                    $ 8,563,594     $ 9,080,952
                                                    ===========     ===========

Liabilities and Shareholders' Equity
Current
     Bank indebtedness                              $      --       $   118,262
     Accounts payable                                   332,139         974,437
     Accrued liabilities                                467,999         302,763
     Incomes taxes payable                                 --           111,588
     Current portion - capital lease                     76,573          72,822
                                                    -----------     -----------
                                                        876,711       1,579,872
Obligation under capital lease                          104,612         123,198
Deferred income taxes                                   446,826         446,826
                                                    -----------     -----------
                                                      1,428,149       2,149,896
                                                    -----------     -----------
Shareholders' equity
     Common stock                                        24,943          20,467
     Additional paid-in capital                       7,429,922       5,186,701
     Retained earnings                                   90,151       2,087,136
     Accumulated other comprehensive income             (69,998)        (23,675)
     Treasury stock                                    (339,573)       (339,573)
                                                    -----------     -----------
                                                      7,135,445       6,931,056
                                                    -----------     -----------
                                                    $ 8,563,594     $ 9,080,952
                                                    ===========     ===========

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)



                                                         Three Months Ended
                                                      -----------------------
                                                      April 30,      April 30,
                                                        2000           1999
                                                        ----           ----

Sales                                                $ 2,202,871    $ 1,835,787
Cost of sales                                          1,548,116      1,243,125
                                                     -----------    -----------
Gross profit                                             654,755        592,662
                                                     -----------    -----------
Expenses
     Depreciation                                         66,604         46,807
     Research and development                            117,007        113,930
     Selling and distribution                            167,116        133,977
     General and administrative                          205,424        153,104
     Provision for profit sharing                         13,760         16,542
     Interest                                             (5,540)       (30,926)
                                                     -----------    -----------
                                                         564,371        433,434
                                                     -----------    -----------
Income  before income from equity
      investment and income tax expense                   90,384        159,228

Income from equity investment                             93,190
                                                     -----------    -----------
Income before income taxes                               183,574        159,228

Income taxes                                              20,133         56,972
                                                     -----------    -----------
Net income for the period                            $   163,441    $   102,256
                                                     ===========    ===========

Net income per share of common stock                 $    0.0755    $    0.0514
                                                     -----------    -----------
Weighted average common shares outstanding
(after deducting 197,042 shares of treasury stock
  held by the Company)                                 2,163,512      1,988,624
                                                     -----------    -----------


                             See accompanying notes.




                                                Glas Aire Industries Group Ltd.
                      Consolidated Statement of Stockholders' Equity Three months ended April 30, 2000


=================================================================================================================================
                                                                                                     Accumulated
                                                         Additional                                     Other           Total
                                  Common Stock             Paid-in      Retained        Treasury    Comprehensive   Stockholders'
                               Stock         Amount        Capital      Earnings         Stock          Income         Equity
                             ====================================================================================================
Balance
    January 31,2000          2,046,730    $    20,467    $ 5,186,701   $ 2,087,136    $  (339,573)   $   (23,675)   $  6,931,056

Net income                                                                 163,441                                       163,441


Stock issued (note 5)           15,175            152         87,119                                                      87,271
Stock dividend
     (note 5)                  432,408          4,324      2,156,102    (2,160,426)
Foreign currency
 Translation adjustment                                                                                  (46,323)        (46,323)
                             ====================================================================================================
Balance -
   April 30, 2000            2,494,313    $    24,943    $ 7,429,922   $    90,151    $  (339,573)   $   (69,998)   $  7,135,445
=================================================================================================================================


                                                   See accompanying notes.





                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended
                                                           --------------------------
                                                            April 30,      April 30,
                                                              2000           1999
                                                           -----------    -----------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net income for the period                             $   163,441    $   102,256
     Depreciation                                               66,604         46,807
     Net changes in operating assets and liabilities           264,063        (92,365)
     Stock issued for investment services                       87,271           --
     Income from equity investment                             (93,190)          --
                                                           -----------    -----------
     Net cash provided by operating activities                 488,189         56,698
                                                           -----------    -----------

Financing activities
     Repayment of capital lease                                (14,836)        (7,893)
     Decrease in bank indebtedness                            (118,262)          --
                                                           -----------    -----------
     Net cash (used in) financing activities                  (133,098)        (7,893)
                                                           -----------    -----------

Investing activities
     Repayment of note receivable                                 --          506,806
     Purchase of fixed assets                                  (65,379)       (91,011)
                                                           -----------    -----------
     Net cash provided by (used in) investing activities       (65,379)       415,795
                                                           -----------    -----------
Foreign currency translation adjustment
   affect on cash balances                                     (46,323)        67,762
                                                           -----------    -----------

Increase in cash during the period                             243,389        532,362

Cash and equivalents, beginning of period                      650,018      2,110,535
                                                           -----------    -----------

Cash and equivalents, end of period                        $   893,407    $ 2,642,897
                                                           ===========    ===========

Changes in operating assets and liabilities

     Accounts receivable                                       835,345        (36,807)
     Inventories                                                49,161         20,720
     Prepaid expense                                            16,900         6,307
     Accounts payable                                         (642,297)      (205,797)
     Accrued liabilities                                       165,236         70,338
     Income taxes payable                                     (160,282)        52,874
                                                           -----------    -----------
                                                           $   264,063    $   (92,365)
                                                           ===========    ===========


                                         4

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                          April 30,    April 30,
                                                            2000         1999
                                                          --------     --------

Supplemental disclosure of cash flow relating to:

     Interest expense                                     $  4,590     $  2,960


     Income taxes                                          180,445      153,344





                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financial Statement

                                 April 30, 2000

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of April 30, 2000 and the results of operations and cash flows for the three month periods ended April 30, 2000 and 1999.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB with the Securities and Exchange Commission for the fiscal year ended January 31, 2000.

3. Certain comparative figures from the prior period have been reclassified to conform with the current period's presentation.

4.   Inventories by component are as follows:

                                                April 30,        Jan 31,
                                                  2000            2000
                                                --------        --------

        Raw materials                           $511,650        $468,943
        Work-in-progress                          95,236         204,961
        Finished goods                           168,244         150,387
                                                --------        --------
                                                $775,130        $824,291
                                                ========        ========

5.   Changes to share capital during the period are as follows:

     a) On February 1, 2000 the Company issued 12,300 common stock to the principals of a investor relations company in return for services. Common stock and additional paid in capital increased by $123 and $69,363 respectively.

     b) On March 9, 2000 the Company issued 2,875 common stock to an investor relations company in return for services. Common stock and additional paid in capital increased by $29 and $17,756 respectively.

     c) Pursuant to a 21% stock dividend declared March 06, 2000, 432,408 common stock were issued on March 10, 2000. On March 10, 2000 the common stock was trading at $10.88 for a total fair value of $4,704,599. Cumulative retained earnings to March 10, 2000 was $2,160,426. The stock dividend has been accounted for, in part, by a transfer of $2,156,102 from retained earnings to paid in capital. The balance has been accounted for as a distribution at par value of the stock issued.

6. On June 12, 2000, 62,358 common stock were issued representing 2.5% of 2,494,313 common stock outstanding. On June 12, 2000, the common stock was trading at $5.00 for a total fair value of $311,790.

7. Summarized financial information for Regency Affiliates, Inc. for its first quarter ended March 31, 2000 are as follows:

                       Sales                  $2,139,499
                                              ==========
                       Loss from operations   $  386,209
                                              ==========
                       Net Income             $  393,252
                                              ==========

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets in the United States, Canada and in other foreign countries such as Japan. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
------------------------------------------------------------------------------

Changes in Results of Operations: Three months ended April 30, 2000 compared to three months ended April 30, 1999

     The Company's sales increased by 20% from $1,835,787 for the three months ended April 30, 1999, to $2,202,871 for the three months ended April 30, 2000. This improvement in sales was the result of sales of new parts, and volume increase in sales orders from existing customers due to general increase in automotive sales.

     Gross profit margin, expressed as a percentage of sales, decreased slightly from 32.3% for the three months ended April 30, 1999 to 29.7% for the three months ended April 30, 2000. This net decrease of 2.6% was due primarily to (i) an increase in material cost of 1.3%, (ii) an increase in direct labor and overhead cost of 2.1%, (iii) a decrease of 0.8% in operating cost and cash discounts.

     Depreciation expense increased by 42% from $46,807 for the three months ended April 30, 1999, to $66,604 for the three months ended April 30, 2000. This increase was the result of bringing new equipment into service.

     Expenses for research and development increased by 2.7% from $113,930 for the three months ended April 30, 1999 to $117,007 for the three months ended April 30, 2000. This increase resulted from R&D activities relating to a number of new projects that led to (i) an increase of $36,856 or 32.3% in the number of engineering personnel conducting in-house activities, (ii) a decrease of $46,747 or 41% in usage of outside contractors to accommodate an increase in product development activities, and (iii) a decrease of $6,359 or 5.6% in travel expenses (deferred to May 2000) to customers to provide extra services related to new design, (iv) an increase of $19,327 or 17% in R & D supplies and computer supplies due to research and development activities.

     Selling and distribution expenses increased by 24.7%, from $133,977 for the three months ended April 30, 1999, to $167,116 for the three months ended April 30, 2000. This increase was primarily due to (i) the increase of $6,969 in commission expenses associated with the increase in sales, (ii) an increase of $7,173 in advertising and promotion expenses, (iii) an increase of $9,949 in travel expenses, consulting fee related to the Company's marketing efforts and
(iv) an increase of $9,048 resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the Company's direct marketing efforts in Japan.

     General and administrative expenses increased by 34.17% from $153,104 for the three months ended April 30, 1999, to $205,424 for the three months ended April 30, 2000. This increase is primarily due to an increase in consulting fees related to public relations.

     The provision for profit sharing decreased from $16,542 for the three months ended April 30, 1999, to $13,760 for the three months ended April 30, 2000, as a result of the decrease in operating profit.

     Interest income (net of interest expense) decreased by 82% from $30,926 for the three months ended April 30, 1999, to $5,540 for the three months ended April 30, 2000. This was the net result of (i) an increase of $1,632 in interest expense due to additional leasing of equipment, and (ii) an interest income decrease of $23,754 resulting from the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets by investing in the common stock of Regency Affiliates, Inc. in 1999.

     Income from equity investment. The Company accrued $93,190 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Working capital at April 30, 2000, was $1,975,885 as compared to $1,899,832 at January 31, 2000. The increase reflects the positive results of operations for the quarter. During the next six months the Company anticipates making capital expenditures of approximately $500,000. The Company will continue to fund its operations, as well as the projected capital expenditures, through internally generated funds and available cash and cash equivalents.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the three months ended April 30, 2000.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended April 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 2000

                                           GLAS-AIRE INDUSTRIES GROUP LTD.



                                           /s/ Alex Y.W. Ding
                                           ------------------
                                           Alex Y.W. Ding
                                           President and Chief Operating Officer