Form 10QSB
period 2000-07-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2000-09-14
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    July 31, 2000
                                        -------------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

         Commission file number     1-14244
                                ---------------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                       84-1214736
--------------------------------                     ------------------
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)


                  3137 GRANDVIEW HIGHWAY, VANCOUVER, BC V5M 2E9
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (604) 435-8801
                            -------------------------
                           (Issuer's telephone number)


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
                           Yes   [ X ]   No   [   ]

Number of shares outstanding of the issuer's Common Stock:

           Class                                    Outstanding at July 31, 2000
-----------------------------                       ----------------------------

Common Stock, $0.01 par value                              2,565,397

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets -
                    July 31, 2000 and January 31, 2000                       3

                  Consolidated Condensed Statements of Operations
                    for the three months ended July 31,
                    2000 and 1999 and six months ended
                    July 31, 2000 and 1999                                   4

                  Consolidated  Condensed Statements
                    of Cash Flows for the three
                    months ended July 31, 2000 and 1999
                    and six months ended July 31, 2000 and 1999              5

                  Notes to Consolidated Condensed
                    Financial Statements                                     6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                                  11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                     July 31,        January 31,
                                                       2000             2000
                                                   (Unaudited)       (Audited)
                                                   -----------     ------------
Assets
Current
     Cash and equivalents                          $   547,088      $   650,018
     Accounts receivable                             1,460,428        1,854,442
     Income taxes receivable                           165,714                0
     Inventories                                       902,362          824,291
     Prepaid expenses                                  135,086          150,953
                                                     3,210,678        3,479,704
Fixed assets, net                                    2,020,472        2,020,189
Investment in parent company                         3,767,438        3,581,059
                                                   $ 8,998,588      $ 9,080,952
                                                   ===========      ===========

Liabilities and Shareholders' Equity
Current
     Bank indebtedness                             $         0      $   118,262
     Accounts payable                                  733,477          974,437
     Accrued liabilities                               310,519          302,763
     Incomes taxes payable                              17,880          111,588
     Current portion - capital lease                    61,689           72,822
                                                     1,123,565        1,579,872
Obligation under capital lease                         100,046          123,198
Deferred income taxes                                  446,826          446,826
                                                   -----------      -----------
                                                     1,670,437        2,149,896
                                                   -----------      -----------
Shareholders' Equity
     Share capital                                      25,654           20,467
     Contributed surplus                             7,552,728        5,186,701
     Retained earnings                                 182,672        2,087,136
     Cumulative translation adjustment                 (93,330)         (23,675)
     Treasury stock                                   (339,573)        (339,573)
                                                   -----------      -----------
                                                     7,328,151        6,931,056
                                                   -----------      -----------
                                                   $ 8,998,588      $ 9,080,952
                                                   ===========      ===========


                                                  Glas Aire Industries Group Ltd.
                                          Consolidated Condensed Statements of Operations
                                                           (Unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                                 July 31,          July 31,           July 31,           July 31,
                                                                  2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------

Sales                                                          $ 2,724,688        $ 2,377,489        $ 4,927,559        $ 4,213,276
Cost of sales                                                    1,926,819          1,598,119          3,474,935          2,841,244
                                                               -----------        -----------        -----------        -----------
Gross profit                                                       797,869            779,370          1,452,624          1,372,032
                                                               -----------        -----------        -----------        -----------
Expenses
     Depreciation                                                   67,942             63,166            134,546            109,973
     Research and development                                      129,949            113,129            246,956            227,059
     Selling and distribution                                      224,343            186,452            391,458            320,429
     General and administrative                                    195,777            129,503            401,201            282,607
     Provision for profit sharing                                   17,824             33,723             31,584             50,265
     Interest, net                                                  (1,203)           (28,502)            (6,742)           (59,428)
                                                                   634,632            497,471          1,199,003            930,905
                                                               -----------        -----------        -----------        -----------
Income  before income from equity
     investment and income tax expense                             163,237            281,899            253,621            441,127
Income from equity investment                                       93,189                  0            186,379                  0
                                                               -----------        -----------        -----------        -----------
Income before income taxes                                         256,426            281,899            440,000            441,127
Income taxes - current                                              70,388             99,879             90,521            156,851
Net income for the period                                      $   186,038        $   182,020        $   349,479        $   284,276
                                                               ===========        ===========        ===========        ===========
Earnings per share - basic and diluted                         $      0.08        $      0.09        $      0.16        $      0.14
Weighted average number of  shares outstanding
less 201,969 shares of treasury stock                            2,332,936          1,991,984          2,227,189          1,986,485
                                                               ===========        ===========        ===========        ===========






                                      See accompanying notes to consolidated financial statements


                                         Glas Aire Industries Group Ltd.
                                 Consolidated Condensed Statements of Cash Flows
                                                  (Unaudited)

                                                                                Six Months Ended
                                                                         July 31,                July 31,
                                                                          2000                     1999
                                                                       -----------             -----------
Increase (decrease) in cash
Cash flows from:
Operating Activities
     Net income for the period                                         $   349,479             $   284,277
     Depreciation                                                          134,546                 109,973
     Net change in working capital                                        (160,816)               (175,119)
     Stock issued for investment services                                   87,270                    --
     Stock issued for directors services                                    30,000                    --
     Income from equity investment                                        (186,378)                ______-
                                                                                               -----------
       Net cash from operating activities                                  254,101                 219,131
                                                                       -----------             -----------

Financing Activities
     Repayment of capital lease                                            (34,285)                (31,072)
     Decrease in bank indebtedness                                        (118,262)                ______-
                                                                                               -----------
       Net cash provided by (used in) financing activities                (152,547)                (31,072)
                                                                       -----------             -----------

Investing Activities
     Repayment of note receivable                                             --                   506,806
     Purchase of capital assets                                           (134,829)               (140,354)
                                                                       -----------             -----------
       Net cash provided by (used in) investing activities                (134,829)                366,452
                                                                       -----------             -----------

Cumulative translation adjustment                                          (69,655)                  3,017
                                                                       -----------             -----------

Increase (decrease) in cash during the period                             (102,930)                557,528

Cash and equivalents, beginning of period                                  650,018               2,110,535
                                                                       -----------             -----------

Cash and equivalents, end of period                                    $   547,088             $ 2,668,063
                                                                       ===========             ===========

Changes in working capital
     Accounts receivable                                               $   394,014             $  (151,799)
     Inventories                                                           (78,071)               (127,559)
     Income taxes recoverable                                             (165,714)
     Prepaid expense                                                        15,867                 (59,978)
     Accounts payable                                                     (240,961)                160,579
     Accrued liabilities                                                     7,756                  50,000
     Income taxes payable                                                  (93,707)                (46,362)
                                                                       $  (160,816)            $  (175,119)
                                                                       -----------             -----------
                                                       5



                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                     July 31,           July 31,
                                                      2000                1999
                                                    --------            --------

Supplemental disclosure of
 cash flow relating to:

Interest expense                                    $ 12,940            $  6,218

Income taxes                                         337,083             205,092



On July 31, 1999 the Company issued 288,000 shares of its common stock in exchange for 1,188,000 shares of common stock of Regency Affiliates, Inc.
Regency Affiliates, Inc. currently owns approximately 51% of the Company's outstanding common stocks.







                 See accompanying notes to financial statements







                                                     Glas Aire Industries Group Ltd.
                                             Consolidated Statement of Stockholders' Equity
                                                   Second Quarter Ended July 31, 2000


                                                                                                      Accumulated
                                                        Additional                                       Other             Total
                                   Common  Stock          Paid-in       Retained       Treasury       Comprehensive     Stockholder'
                                Stock         Amount      Capital       Earnings         Stock           Income            Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance -
   January 31, 2000           2,046,730    $    20,467   $5,186,701    $ 2,087,136     $ (339,573)        $  (23,675)    $6,931,056

Net income                                                                 349,479
                                                                                                                            349,479
Stock issues                     23,671            237      117,034                                                         117,271


 Stock dividends                494,996          4,950    2,248,993     (2,253,943)

Foreign currency
 Translation   adjustment                                                                                    (69,655)       (69,655)
                              =========    ===========   ==========    ===========     ==========         ==========     ==========
Balance -
   July 31, 2000              2,565,397    $    25,654   $7,552,728    $   182,672     $ (339,573)        $  (93,330)    $7,328,151
                              =========    ===========   ==========    ===========     ==========         ==========     ==========



                                                                 7

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  July 31, 2000

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of July 31, 2000 and the results of operations and cash flows for the periods then ended.

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

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:


                                                 July 31,         January 31,
                                                   2000              2000
                                                 --------          --------
         Raw materials                           $599,353          $468,943
         Work-in-progress                         169,566           204,961
         Finished goods                           133,443           150,387
                                                 --------          --------
                                                 $902,362          $824,291
                                                 --------          --------


5.   Changes to share capital during the period are as follows:

     a) On February 1, 2000, the Company issued 12,300 shares of its common stock to the principals of an investor relations company in return for services. Common stock and contributed surplus increased by $123 and $69,363 respectively.

     b) On March 9, 2000, the Company issued 2,875 shares of its common stock to an investor relations company in return for services. Common stock and contributed surplus increased by $29 and $17,756 respectively.

     c) Pursuant to a 21% stock dividend declared March 06, 2000, 432,408 shares of common stock were issued on March 10, 2000. On March 10, 2000 the common stock was trading at $10.88 for a total fair value of $4,704,599. Cumulative retained earnings at March 10, 2000 were $2,160,426. The stock dividend has been accounted for, in part, by a transfer of $2,156,102 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

     d) On May 18, 2000, the Company issued 8,496 shares of its common stock to its directors as compensation for serving as directors. Common stock and contributed surplus increased by $85 and $29,915 respectively.

     e) On June 15, 2000 62,588 shares of common stock were issued as a stock dividend representing 2.5% of 2,502,809 common shares outstanding. On June 15, 2000 the common stock was trading at $4.437 for a total fair value of $277,734. Cumulative retained earnings at June 15, 2000 were $93,517. The stock dividend has been accounted for, in part, by a transfer of $92,891 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

6. Summarized financial information for Regency Affiliates, Inc. for the three months and six months ended June 30, 2000 is as follows:


                                                Three Months        Six Months
                                               June 30, 2000      June 30, 2000
                                               -------------      -------------

       Sales                                    $ 2,971,112        $5,125,677
                                                ===========        ==========
       Loss from operations                     $   448,520        $  833,816
                                                ===========        ==========
       Net Income                               $   439,350        $  832,601
                                                ===========        ==========

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

Three Months Ended July 31, 2000 vs Three Months Ended July 31, 1999

     The Company's sales increased by 14.6% from $2,377,489 for the three months ended July 31, 1999, to $2,724,688 for the three months ended July 31, 2000. This improvement in sales was the result of sales to new customers, sales of new parts, and volume increases in sales orders from existing customers.

     Gross profit margins, expressed as a percentage of sales, decreased from 32.8% for the three months ended July 31, 1999 to 29.3% for the three months ended July 31, 2000. This net decrease of 3.5% was due to (i) an increase in material cost of 0.8%. (ii) an increase in direct labor and overhead cost of 2.7%.

     Depreciation expense increased by 7.6% from $63,166 for the three months ended July 31, 1999, to $67,942 for the three months ended July 31, 2000. This increase was the result of new equipment being brought into service.

     Expenses for research and development increased by 14.9% from $113,129 for the three months ended July 31, 1999 to $129,949 for the three months ended July 31, 2000. This increase resulted from R&D activities relating to a number of new projects that led to (i) an increase in the number of engineering personnel conducting in-house activities, (ii) an increase in travel expenses to customers to identify and exploit new product opportunities, and (iii) an increase in R&D supplies and computer supplies due to research and development activities.

     Selling and distribution expenses increased by 20.3%, from $186,452 for the three months ended July 31, 1999, to $224,343 for the three months ended July 31, 2000. This increase was due to (i) an increase of $23,777 in commission expenses associated with the increase in sales, (ii) an increase of $20,150 in warranty claims due to a major design change requested by the Company's largest customer, (iii) an increase of $10,840 in consulting fees related to the Company's marketing efforts, and (iv) a decrease of $16,876 in travel & promotion expenses (deferred to August and September, 2000),

     General and administrative expenses increased by 51.2% from $129,503 for the three months ended July 31, 1999, to $195,777 for the three months ended July 31, 2000, as a result of (i) an increase of $14,234 due to increase in the number of persons employed in administration, (ii) an increase of $27,454 in consulting fees related to public relations. (iii) an increase of $22,500 in directors' fees, and (iv) an increase of $2,086 in other administration costs.

     The provision for profit sharing decreased by 47.2% from $33,723 for the three months ended July 31, 1999, to $17,824 for the three months ended July 31, 2000. This decrease was the result of decrease in income.

     Interest income (net of interest expense) decreased from $28,502 for the three months ended July 31, 1999, to $1,203 for the three months ended July 31, 2000, This was the net result of (i) an increase of $5,090 in interest expense due to the additional leasing of equipment, and (ii) an interest income decrease of $22,209 resulting from the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets by investing in the common stock of Regency Affiliates, Inc. in 1999.

     Income from equity investment. The Company accrued $93,189 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the three months ended June 30, 2000.

Six Months Ended July 31, 2000 vs Six Months Ended July 31, 1999

     The Company's sales increased by 17% from $4,213,276 for the six months ended July 31, 1999, to $4,927,559 for the six months ended July 31, 2000. This increase resulted primarily (i) from the addition of new customers, (ii) sales of new parts, and (iii) additional orders from existing customers.

     The gross profit margins expressed as a percentage of sales, decreased from 32.6% for the six month period ended July 31, 1999 to 29.5% for the six months period ended July 31, 2000, This net decrease of 3.1% was primarily due to (i) a 10% price reduction as requested by the company's largest customer effective April 2000, and (ii) an increase in direct labor and overhead charges.

     Depreciation expense increased by 22.3% from $109,973 for the six months ended July 31, 1999, to $134,546 for the six months ended July 31, 2000. This increase was the result of new equipment being brought into service.

     Expenses for research and development increased by 8.8% from $227,059 for the six months ended July 31, 1999 to $246,956 for the six months ended July 31, 2000. This increase was due to (i) an increase in the number of engineering personnel conducting in-house activities, (ii) an increase in R & D supplies and computer supplies due to research and development activities, and (iii) an increase in travel expenses to customers to identify and exploit new product opportunities.

     Selling and distribution expenses increased by 22.2%, from $320,429 for the six months ended July 31, 1999, to $391,459 for the six months ended July 31, 2000. This increase was primarily due to (i) an increase of $29,972 in commission expenses associated with the increase in sales, (ii) an increase in warranty claims of $23,780 due to a major design change requested the Company's largest customer, (iii) an increase of $21,435 in consulting fees and promotional expenses related to the Company's marketing study of the aftermarket and the promotion of new products, and (iv) a decrease of $4,157 in travel expenses (deferred to August and September, 2000),

     General and administrative expenses increased by 42% from $282,607 for the six months ended July 31, 1999, to $401,201 for the six months ended July 31, 2000 as a result of (i) an increase in the number of persons employed in administration of $24,042, (ii) an increase of $85,021 in consulting fees related to public relations, (iii) an increase of $30,000 in directors' fees,
(iv) a decrease of $12,000 due to the cancellation of management contracts, and
(v) a decrease of $8,469 due to other administration costs.

     The provision for profit sharing decreased by 37.2% from $50,265 for the six months ended July 31, 1999, to $31,584 for the six months ended July 31, 2000. This was the result of a decrease in the profit margin.

     Interest income (net of interest expense) decreased from $59,428 for the six months ended July 31, 1999, to $6,743 for the six months ended July 31, 2000, as a result of (i) an increase of $6,721 in interest expenses due to additional leasing of equipment, and (ii) a decrease interest income of $45,964 resulting from the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets by investing in the common stock of Regency Affiliates, Inc. in 1999.

     Income from equity investment. The company accrued $186,379 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the six months ended June 30, 2000.

     Financial Condition and Liquidity

     Working capital was $2,087,113 at July 31, 2000 compared to $1,899,832 at January 31, 2000. The increase reflects the positive results of operations for the period. During the next six months the Company anticipates making total capital expenditures of approximately $600,000. The company will continue to fund its operations, as well as the projected capital expenditures, through internally generated funds and available cash and cash equivalents.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

a)   Exhibits: There are no exhibits for the six months ended July 31, 2000.

b)   There were no reports filed on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 12, 2000                  GLAS-AIRE INDUSTRIES GROUP LTD.
       ------------------



                                           /s/ Alex Y. W. Ding
                                           -------------------------------------
                                           Alex Y. W. Ding
                                           President and Chief Operating Officer