Form 10QSB
period 2000-10-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2000-12-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended   October 31, 2000
                                                    ----------------------


             [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from _________ to ________

               Commission file number          1-14244
                                     ------------------------------

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



                 3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
                      -------------------------------------
                     (Address of principal executive office)

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

Issuer's Common Stock:
---------------------

Common Stock, $0.01 par value-Issued 2,637,587 shares with 207,019 shares in Treasury as of October 31, 2000.

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----

                                                                            Page
PART I.           FINANCIAL INFORMATION                                     ----

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets -
                    October 31, 2000 and January 31, 2000                     1

                  Consolidated Condensed Statement of Operations
                    for the three months ended October 31, 2000 and 1999,
                    and nine months ended October 31, 2000 and 1999           2

                  Consolidated Statement of Stockholders' Equity -
                    October 31, 2000                                          3

                  Consolidated Condensed Statement of Cash Flow
                    for nine months ended October 31, 2000 and 1999           4

                  Notes to Consolidated Condensed Financial Statements      6-7

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8-11


PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                   October 31,       January 31,
                                                      2000              2000
                                                   (Unaudited)       (Audited)
Assets
Current
     Cash and equivalents                          $   512,631      $   650,018
     Accounts receivable                             1,826,581        1,854,442
     Income taxes receivable                           151,712                0
     Inventories                                     1,208,231          824,291
     Prepaid expenses                                   96,107          150,953
                                                   -----------      -----------
                                                     3,795,262        3,479,704

Fixed assets, net                                    1,962,148        2,020,189
Investments in parent company                        3,885,834        3,581,059
                                                   -----------      -----------
                                                   $ 9,643,244      $ 9,080,952
                                                   ===========      ===========

Liabilities and Shareholders' Equity
Current
     Bank indebtedness                             $    61,873      $   118,262
     Accounts payable                                  839,052          974,437
     Accrued liabilities                               445,734          302,763
     Incomes taxes payable                              65,200          111,588
     Current portion - capital lease                    49,043           72,822
                                                   -----------      -----------
                                                     1,460,902        1,579,872
Obligation under capital lease                          90,037          123,198
Deferred income taxes                                  446,826          446,826
                                                   -----------      -----------
                                                     1,997,765        2,149,896
Shareholders' Equity
     Share capital                                      26,376           20,467
     Contributed surplus                             7,773,088        5,186,701
     Retained earnings                                 342,929        2,087,136
     Cumulative translation adjustment                (157,341)         (23,675)
     Treasury stock                                   (339,573)        (339,573)
                                                   -----------      -----------
                                                     7,645,479        6,931,056
                                                   -----------      -----------
                                                   $ 9,643,244      $ 9,080,952
                                                   ===========      ===========


                             See accompanying notes




                                       Glas Aire Industries
                                            Group Ltd.
                          Consolidated Condensed Statement of Operations
                                            (Unaudited)

                                             Three Months Ended            Nine Months Ended

                                         October 31,     October 31,    October 31,    October 31,
                                            2000            1999           2000           1999
                                            ----            ----           ----           ----

Sales                                    $ 3,513,329    $ 2,804,751    $ 8,440,888    $ 7,018,027
Cost of sales                              2,436,431      1,971,964      5,911,366      4,813,208
                                         -----------    -----------    -----------    -----------
Gross profit                               1,076,898        832,787      2,529,522      2,204,819
                                         -----------    -----------    -----------    -----------
Expenses
     Depreciation                             70,116         60,571        204,662        170,544
     Research and development                139,352         78,779        386,308        305,838
     Selling and distribution                258,083        219,530        649,541        539,959
     General and administrative              191,728        136,460        592,929        419,067
     Provision for profit sharing             39,939         37,652         71,523         87,917
     Interest, net                            (1,230)        (8,417)        (7,973)       (67,846)
                                         -----------    -----------    -----------    -----------
                                             697,988        524,575      1,896,990      1,455,479
                                         -----------    -----------    -----------    -----------
Income before income from equity
     investment and income tax expense       378,910        308,212        632,532        749,340
Income from equity investment                118,396         92,524        304,775         92,524
                                         -----------    -----------    -----------    -----------
Income before income taxes                   497,306        400,736        937,307        841,864
Income taxes - current                       139,978        112,270        230,499        269,121
                                         -----------    -----------    -----------    -----------
Net income for the period                $   357,328    $   288,466    $   706,808    $   572,743
                                         ===========    ===========    ===========    ===========
Earnings per share - basic and diluted   $     0.149    $     0.135    $     0.310    $     0.263
                                         ===========    ===========    ===========    ===========
Weighted average number of shares
 outstanding adjusted for 207,019
  shares of treasury stock                 2,400,162      2,131,227      2,276,848      2,176,060
                                         -----------    -----------    -----------    -----------


                                      See accompanying notes

                                               -2-




                                                   Glas Aire Industries Group Ltd.
                           Consolidated Statement of Stockholders' Equity Third Quarter Ended October 31, 2000




                                                                                                       Accumulated
                                                          Additional                                     Other            Total
                                   Common  Stock           Paid-in      Retained       Treasury      Comprehensive     Stockholder'
                                 Stock        Amount       Capital      Earnings         Stock           Income          Equity
----------------------------- ---------    -----------   ----------    -----------     ----------     -----------     ------------
Balance -
   January 31, 2000           2,046,730    $    20,467   $5,186,701    $ 2,087,136     $ (339,573)    $   (23,675)     $  6,931,056
----------------------------- ---------    -----------   ----------    -----------     ----------     -----------      ------------

Net income                         --             --           --          706,808           --              --             706,808
----------------------------- ---------    -----------   ----------    -----------     ----------     -----------      ------------

Stock issues                     31,510            315      140,963           --             --              --             141,278
----------------------------- ---------    -----------   ----------    -----------     ----------     -----------      ------------

Stock dividends                 559,347          5,594    2,445,424     (2,451,018)          --              --                --
----------------------------- ---------    -----------   ----------    ----- -----     ----------     -----------      ------------

Foreign currency
 Translation   adjustment          --             --           --             --             --          (133,666)         (133,666)
----------------------------- ---------    -----------   ----------    -----------     ----------     -----------      ------------

Balance -
   October 31, 2000           2,637,587    $    26,376   $7,773,088    $   342,926     $ (339,573)    $  (157,341)     $  7,645,479
----------------------------- ---------    -----------   ----------    -----------     ----------     -----------      ------------


                                                       See accompanying notes

                                                                -3-



                             Glas Aire Industries Group Ltd.
                     Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)

                                                                 Nine Months Ended
                                                            October 31,     October 31,
                                                               2000            1999
                                                               ----            ----

Increase (decrease) in cash
Cash flows from:
Operating Activities
     Net income for the period                              $   706,808    $   572,743
     Depreciation                                               204,662        170,544
     Net change in working capital                             (491,744)      (361,268)
     Stock issued for services                                  141,278
     Income from equity investment                             (304,775)       (92,524)
                                                            -----------    -----------
     Net cash from operating activities                         256,229        289,495
                                                            -----------    -----------
Financing Activities
     Increase in obligation under capital lease                   5,683
     Repayment of capital lease                                 (62,623)       (43,039)
     Increase (decrease) in bank indebtedness                   (56,389)        62,310
     Common stock issued                                           --        1,359,340
                                                                           -----------
      Net cash provided by (used in) financing activities      (113,329)     1,378,611
                                                            -----------    -----------
Investing Activities
     Repayment of note receivable                                  --          506,806
     Purchase of fixed  assets                                 (146,621)      (364,218)
     Investment in parent company                                  --       (3,327,340)
                                                                           -----------
     Net cash (used in) investing activities                   (146,621)    (3,184,752)
                                                            -----------    -----------

Cumulative translation adjustment                              (133,666)        52,039
                                                            -----------    -----------
(Decrease) in cash during the period                           (137,387)    (1,464,607)
                                                            -----------    -----------

Cash and equivalents, beginning of period                       650,018      2,110,535
                                                            -----------    -----------

Cash and equivalents, end of period                         $   512,631    $   645,928
                                                            ===========    ===========


                                 See accompanying notes

                                           -4-

                                                            Nine Months Ended
                                                         October 31, October 31,
                                                            2000         1999
                                                            ----         ----

Changes in working capital
       Accounts receivable                                            $  27,861
                                                         ($548,476)
     Inventories                                          (383,940)    (178,280)
     Income taxes recoverable                             (151,712)
     Prepaid expense                                        54,847     (187,686)
     Accounts payable                                     (135,385)     431,333
     Accrued liabilities                                   142,971      100,000
     Income taxes payable                                  (46,386)      21,841
                                                         ---------    ---------
                                                         $(491,744)   $(361,268)
                                                         =========    =========

Supplemental disclosure of cash flow relating to:

     Interest expense                                    $  26,301    $   8,809

     Income taxes                                        $ 564,461    $ 254,863

On July 31, 1999 the Company issued 288,000 shares of its common stock in exchange for 1,188,000 shares of common stock of Regency Affiliates, Inc. (RAI). Regency Affiliates, Inc. currently own approximately 50% of the Company's outstanding common stock.

On August 4, 1999, the Company acquired 2,852,375 shares of common stock of Regency Affiliates, Inc. (OTC, Bulletin Board, symbol-RAFF) for cash of $1,968,000 and 86,000 shares of the Company's common stock for an aggregate consideration of $2,281,900. Glas-Aire currently owns approximately 23.4% of RAI's outstanding common stock.


                             See accompanying notes

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                                October 31, 2000


1. In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statement contains all adjustments (consisting of only those which are normal and recurring in nature) necessary to fairly present the financial position of the Company as of October 31, 2000 and the results of operations and cash flows for each of the periods ending October 31, 1999 and 2000.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB with the Securities and Exchange Commission for the fiscal year ended January 31, 2000.

3. Certain comparative figures from the prior year have been reclassified to conform with the current year's presentation.

4.   Inventories by component are as follows:

                                            October 31,         January31,
                                                2000               2000
                                                ----               ----
     Raw materials                            $874,438          $ 468,943
     Work-in-progress                          246,497            204,961
     Finished goods                             87,296            150,387
                                            ----------          ---------
                                            $1,208,231          $ 824,291
                                            ----------          ---------

5.   Changes to share capital during the period are as follows:

     (a) On February 1, 2000, the Company issued 12,300 shares of its common stock to the principals of an investor relations company in return for services. Common stock and contributed surplus increased by $123 and $69,363 respectively.
     (b) On March 9, 2000, the Company issued 2,875 shares of its common stock to an investor relations company in return for services. Common stock and contributed surplus increased by $29 and $17,756 respectively.
     (c) Pursuant to a 21% stock dividend declared March 06, 2000, 432,408 shares of common stock were issued on March 10, 2000. On March 10, 2000 the common stock was trading at $10.88 for a total fair value of $4,704,599. Cumulative retained earnings at March 10, 2000 were $2,160,426. The stock dividend has been accounted for, in part, by a transfer of $2,156,102 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.
     (d) On May 18, 2000, the Company issued 8,496 shares of its common stock to its directors as compensation for serving as directors. Common stock and contributed surplus increased by $85 and $29,915 respectively.

     (e) On June 15, 2000, the Company issued 62,588 shares of its common stock as a stock dividend representing 2.5% of 2,502,809 common shares outstanding. On June 15, 2000 the common stock was trading at $4.44 for a total fair value of $277,734. Cumulative retained earnings at June 15, 2000 were $93,517. The stock dividend has been accounted for, in part, by a transfer of $92,891 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

     (f) On August 24, 2000, the Company issued 7,839 shares of its common stock to its management employees pursuant to employment agreements. Common stock and contributed surplus increased by $78 and $23,929 respectively.

     (g) On September 13, 2000, the Company issued 64,351 shares of its common stock as a stock dividend representing 2.5% of 2,573,236 common shares outstanding. On September 13, 2000 the common stock was trading at $3.06 for a total fair value of $197,075. Cumulative retained earnings at September 13, 2000 were $275,270. The stock dividend has been accounted for, in part, by a transfer of $196,431 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

6. Summarized financial information for Regency Affiliates, Inc. for the three months and nine months ended September 30, 2000 is as follows:

                                             Three Months          Nine Months
                                            Sept. 30, 2000        Sept. 30,2000
                                            --------------        -------------
                  Sales                       $4,268,915            $9,379,262
                                              ==========            ==========
                  Loss from operations        $   89,866            $  939,733
                                              ==========            ==========
                  Net income                  $  585,023            $1,417,624
                                             ===========            ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended October 31, 2000 vs Three Months Ended October 31, 1999

     The Company's sales increased by 25.3% to $3,513,329 for the three months ended October 31, 2000, compared to $2,804,751 for the three months ended October 31, 1999. This increase was primarily due to (i) sales to new customers,
(ii) sales of new parts to existing customers, (iii) volume increase in sales orders from existing customers, and (iv) a special promotion from a major customer.

     Gross profit margins expressed as a percentage of sales, increased slightly from 29.7% for the three months ended October 31, 1999, to 30.7% for the three months ended October 31, 2000. This increase was due to (i) an increase in direct labor and overhead cost by 2.1%, (ii) a decrease in material cost by 0.8%, (iii) a decrease of 1.1% in cash discount, and (iv) a decrease of 1.2% in major repair maintenance.

     Depreciation expense increased by 15.8% from $60,571 for the three months ended October 31, 1999, to $70,116 for the three months ended October 31, 2000. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 76.9% from $78,779 for the three months ended October 31, 1999, to $139,352 for the three months ended October 31, 2000. This increase was due to (i) an increase of $62,038 or 78.7% in the labor, research and development supplies, and the usage of outside contractors to accommodate research and development for Matched Compression Molding activities, (ii) an increase of $8,261 or 10.5% in the number of engineering personnel conducting in-house activities, and (iii) a decrease of $9,726 or 12.3% in travel expenses to customers relating to new designs.

     Selling and distribution expenses increased by 17.6% from $219,530 for the three months ended October 31, 1999, to $258,083 for the three months ended October 31, 2000. This increase was primarily due to (i) an increase of $13,923 or 6.3% in commission expenses associated with the increase in sales, (ii) an increase of $18,888 or 8.6% in warranty claims due to a major design change requested by the Company's largest customer, (iii) an increase of $13,293 or 6.1% in advertising promotional expenses due to the major marketing efforts by one of the Company's largest customers, and (iv) an increase of $5,785 or 2.6% resulting from a new employment contract, and (v) a decrease of $13,336 or 6% in travel and other selling and distribution costs.

     General and administrative expenses increased by 40.5% from $136,460 for the three months ended October 31, 1999, to $191,728 for the three months ended October 31, 2000, as a result of (i) an increase of $17,893 or 13% in consulting fees (Public Relations), (ii) an increase of $15,000 or 11% in director's fees,
(iii) an increase of $9,126 or 6.7% in rent and other administration costs due to additional office space, (iv) an increase of $18,114 or 13.3% due to an increase in employees for administration, (v) an increase of $5,800 or 4.3% related to the Company's merger and acquisition expenses, and (vi) a decrease of $10,665 or 7.8% in travel expenses.

     Provision for profit sharing increased from $37,652 for the three months ended October 31, 1999, to $39,939 for the three months ended October 31, 2000, This increase was the result of an increase in income.

     Interest income (net of interest expense) decreased by 85.4% from $8,417 for the three months ended October 31, 1999, to $1,230 for the three months ended October 31, 2000. This was the result of (i) an increase in interest expenses of $4,585 due to the leasing of new equipment and to a new temporary bank loan, and (ii) an interest earnings decrease of $2,602 resulting from the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets by investing in the common stock of Regency Affiliates, Inc. in 1999.

     The Company's income from operations increased 22.9% from $308,212 for the three months ended October 31, 1999, to $378,910 for the three months ended October 31, 2000. This increase in income resulted primarily from higher sales.

     The Company accrued income taxes of $112,270 for the three months ended October 31, 1999, compared to $139,978 for the three months ended October 31, 2000, reflecting the increase in taxable income.

     The Company accrued $118,396 of income as a result of its investment in Regency Affiliates, Inc. reflecting its share of Regency's net income for the three months ended September 30, 2000.

     As a result of the foregoing, net income increased 23.87% from $288,466 for the three months ended October 31, 1999, to $357,328 for the three months ended October 31, 2000.

Nine Months Ended October 31, 2000 vs Nine Months Ended October 31, 1999

     The Company's sales increased by 20.3% to $8,440,888 for the nine months ended October 31, 2000, compared to $7,018,027 for the nine months ended October 31, 1999. This increase was primarily due to (i) a general increase in automotive sales, (ii) the addition of new customers, (iii) the sales of new parts, (iv) additional orders from existing customers, and (v) a special promotion done for the company by one of our major customers.

     The gross profit margin expressed as a percentage of sales, decreased from 31.4% for the nine month period ended October 31, 1999, to 30% for the nine months ended October 31, 2000. This net decrease of 1.4% was primarily due to
(i) a 10% price reduction as requested by the company's largest customer effective April 2000, (ii) an increase in direct labor and overhead charges, and
(iii) an increase in material cost.

     Depreciation expense increased by 20% from $170,544 for the nine months ended October 31, 1999, to $204,662 for the nine months ended October 31, 2000. This increase was the result of adding new equipment into service.

     Expenses for research and development increased by 26.3% from $305,838 for the nine months ended October 31, 1999, to $386,308 for the nine months ended October 31, 2000. This increase was due to (i) an increase of $33,737 or 11% primarily relating to the number of engineering personnel conducting in-house activities, (ii) an increase of $59,015 or 19.3% in labor, research and development supplies and the usage of outside contractors to accommodate research and development for Marched Compression Molding activities, and (iii) a decrease of $12,282 or 4% in travel expenses to customers to relating to new designs.

     Selling and distribution expenses increased by 20.3%, from $539,959 for the nine months ended October 31, 1999, to $649,541 for the nine months ended October 31, 2000. This increase was primarily due to (i) an increase of $53,257 or 9.9% in commissions expenses resulting from volume increase in sales, (ii) an increase in warranty claims of $42,589 or 7.9% due to a major design change requested by the Company's largest customer, (iii) a decrease of $11,241 or 2% in travel expenses and advertising, and (iv) an increase of $24,977 or 4.5% resulting from a new employment contract and other operating cost.

     General and administrative expenses increased by 41.5% from $419,067 for the nine months ended October 31, 1999, to $592,929 for the nine months ended October 31, 2000, as a result of (i) an increase of $102,914 in public relations consulting fees, (ii) an increase of $17,856 travel and other expenses related to the Company's Merger & Acquisition activities, (iii) an increase of $45,000 in directors' fees, (iv) an increase in employees for administration of $36,163
(v) a decrease of $12,000 due to the cancellation of a management contract, and
(vi) a decrease in administration cost of $16,071 relating to the preparation of annual reports to all investors.

     Provision for profit sharing decreased by 18.6% from $87,917 for the nine months ended October 31, 1999, to $71,523 for the nine months ended October 31, 2000, as a result of the decrease in profit.

     Interest income (net of interest expense) decreased by 88.2% from $67,846 for the nine months ended October 31, 1999, to $7,973 for the nine months ended October 31, 2000. This decrease is due primarily to (i) an increase of $11,306 in interest expenses due to additional leasing of equipment, and (ii) a decrease interest income of $48,566 resulting from the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets by investing in the common stock of Regency Affiliates, Inc. in 1999.

     The Company's income before income from equity investment decreased by 15.6% from $749,340 for the nine months ended October 31, 1999, to $632,532 for the nine months ended October 31, 2000. This decrease in income was primarily from higher operating cost.

     The Company accrued $304,775 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the nine months ended September 30, 2000.

     The Company accrued income taxes of $269,121 for the nine months ended October 31, 1999, compared to $230,499 for the nine months ended October 31, 2000. The decrease in the tax provision was the result of the decrease in pre-tax income.

Financial Condition and Liquidity

     Working capital was $2,334,360 at October 31, 2000 compared to $1,899,832 at January 31, 2000. This increase reflects the positive results of operations for the period. During the next six months the Company anticipates making total capital expenditures of approximately $550,000. The company will continue to fund its operations, through internally generated funds and available cash and cash equivalents, and fund anticipated capital expenditures through capital leases or additional bank financing.

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

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits: There are no exhibits for the quarter ended October 31, 2000.

b) There were no reports filed on Form 8-K filed for the quarter ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date:  December 14, 2000               GLAS-AIRE INDUSTRIES GROUP LTD.
       -----------------


                                       By:  /s/  Alex Ding
                                          ----------------------------------
                                                 Alex Ding, President