Form 10KSB40
period 2000-12-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2001-04-16
CIK 911441

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

     For the fiscal year ended:_____________________

[X ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the eleven months ended December 31, 2000

                         Commission file number 1-14244
                                               ---------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              84-1072256
 ------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S.  Employer
 incorporation or organization)                             Identification No.)

                             3137 Grandview Highway
                         Vancouver, B.C. V5M 2E9 Canada
                 ----------------------------------------------
                (Mailing address of principal executive offices)

Issuer's telephone number (604) 435-8801

Securities registered under Section 12(b) of the Exchange Act:
     Title of each class               Name of each exchange on which registered
 Common Stock, $0.01 par value                      Pacific Stock Exchange
 -----------------------------                 --------------------------------

Securities registered under Section 12(g) of the Exchange Act:       None
                                                                --------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $10,929,775
                                                         -----------

As of March 30, 2001, the aggregate market value for the 1,073,381 shares of the common stock, $0.01 par value per share, held by non-affiliates was approximately $1,475,898.

The number of shares of common stock of the registrant outstanding as of March 30, 2001 were 2,435,126, which excludes 158,872 shares of treasury stock held by the Company.

Transitional Small Business Disclosure Format.   Yes  [   ]    No [ X ]

                                TABLE OF CONTENTS

PART I                                                                      PAGE

     Item 1.      Description of Business...................................   1
     Item 2.      Description of Property...................................  15
     Item 3.      Legal Proceedings.........................................  16
     Item 4.      Submission of Matters to a Vote of Security Holders.......  16

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters..  17
     Item 6.      Management's Discussion and Analysis or Plan of Operation.  19
     Item 7.      Financial Statements......................................  29
     Item 8.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure.....................  29

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a) of the
                     Exchange Act...........................................  30
     Item 10.     Executive Compensation....................................  33
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management................................................  36
     Item 12.     Certain Relationships and Related Transactions............  38

PART IV

     Item 13.     Exhibits and Reports on Form 8-K..........................  40

SIGNATURES..................................................................  41

                                     PART I

Item 1 - Description of Business

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

Change of Fiscal Year End

     On August 1, 2000, the Company's Board of Directors adopted a resolution to change the Company's fiscal year end to December 31, effective December 31, 2000. The Company had previously been operating on a fiscal year beginning February 1 and ending January 31. The primary reason for the change was to align the Company's fiscal year end with that of a company which owns a controlling interest in the Company. This Form 10-K transition report covers the eleven-month Transition Period, February 1, 2000, through December 31, 2000 (the "Transition Period").

General

     The Company designs, develops, manufactures and markets sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans. It uses plastics (as the major raw material) and thermoforming technology to produce these products.

     During the eleven month period ended December 31, 2000, approximately 98% of the Company's sales were to automobile manufacturers. The Company's clients/joint product development partners include Nissan North America, Inc., General Motors Corporation, Honda Access America, Inc., Subaru of America, Inc., Toyota Canada Inc. and others. The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

     The Company has received a number of awards from its customers and various business associations during the last ten years. The latest award was the Business Management Excellence award in export category from the ETHNO Business Council of British Columbia in conjunction with the Business Development Bank of Canada.

     The Company sells its products in the United States, Canada, Japan and the United Kingdom. Net export sales to customers by geographic area consisted of the following for each of the two years ended January 31, 1999 and 2000 and for the eleven month period ended December 31, 2000.

               ----------------------------------   -------------------
                       Year ended January 31,       Eleven months ended
                                                       December 31,
               ----------------------------------   -------------------
                      1999               2000              2000
               ---------------    ---------------    ---------------
                         Thousands of United States dollars
-----------------------------------------------------------------------
United States  $5,481      82%    $8,207      84%    $9,217      84%
-------------  ------      ---    ------      ---    ------      ---
Canada            874      13%     1,231      13%     1,364      12%
-------------  ------      ---    ------      ---    ------      ---
Japan             242       4%       220       2%       340       3%
-------------  ------      ---    ------      ---    ------      ---
Other              42       1%        67       1%        9        1%
-------------  ------      ---    ------      ---    ------      ---

     Through a series of stock acquisitions during 1999, Regency Affiliates, Inc. ("Regency") acquired approximately a 51% controlling interest in the Company. On July 31, 1999, the Company exchanged 288,000 shares of its common stock for 1,188,000 shares of Regency common stock. On August 6, 1999, the Company acquired an additional 2,852,375 shares of the common stock of Regency by exchanging 86,000 shares of the Company's common stock and $1,968,000 in cash. As a result of this series of transactions, the Company acquired a 26% interest in Regency as of August 6, 1999. For additional information, please see "Item 11. Security Ownership of Certain Beneficial Owners and Management-Change of Control" and Footnote 3 to the Company's Financial Statements.

Industry Overview

     Glas-Aire's products are used in a diverse and growing market, comprised of all automotive aftermarket accessories, dealer-installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles' appearance and/or performance. In the automotive industry this particular market segment is commonly referred to as "SEMA" (Specialty Equipment Market Association). SEMA has grown from $2.35 billion in 1985 to over $7.47 billion in 19981 (manufacturer sales dollars). During this period, the retail sales increased from $4.35 billion to $21.2 billion. The Company's products compete in the accessory/appearance segment of this market, estimated to be approximately $3.97 billion at the manufacturers' level in 1998.

     According to SEMA, during the period from 1990 to 1997, the accessory/appearance segment grew by 107%, mostly due to the rise in pick-up truck, minivan and sport utility vehicle purchases. Of all vehicles sold in the US in 1996, 43.5% were pick-up trucks, minivans and sport utility vehicles. In 1998, which is the most recent year for which this data is available, this grew to over 50%. SEMA estimates that approximately 30% of all specialty accessory products are sold into the light truck market, either directly through the manufacturers or through dealerships and aftermarket distribution channels. Automotive Market Research Council (AMRC) forecasts over 11% increase in light truck sales between 1999 and 2003.

     Glas-Aire operates in the original equipment manufacturer ("OEM") portion of the SEMA market segment, providing products to the automotive manufacturers that then distribute these products to consumers through their dealer networks. Over the past few years, parts accessory business has become an increasingly important profit center for the automotive manufacturers at their dealer level, and this trend is accelerating. With a strong interest in providing additional profit opportunities for their vast dealer networks, the manufacturers are increasing their own involvement in developing new and enhanced accessory products. These products are often included in "special trim packages" and offered during the sale of the vehicle, taking advantage of a natural sales channel (i.e. dealers) as well as vehicle financing which covers the accessory products with only a negligible increase in monthly payments. Management's studies indicate that the vast number of strategically located dealers (e.g. GM has approximately 8,000 dealers in North America), their background in parts/accessories, installation expertise and ability to offer almost instant financing will increase their market share at the expense of aftermarket channels. This, by default, is likely to increase the Company's market share.

Business Strategy

     Management's strategies for future operations and expansion are as follows:

     Increasing Production Capacity/Efficiency - In the eleven month period ended December 31, 2000, the Company added 3,000 square feet to its Vancouver facility by constructing 2 more mezzanines. These mezzanines are being used for a new proprietary thermoforming process (Matched Compression Moulding) recently developed by the Company.

     Increasing Sales to Automobile Manufacturers - Virtually all of the Company's sales are to automobile manufacturers. Management believes that increased sales to automobile manufacturers can be accomplished through sales of existing and new products to current as well as potential clients in North America. Marketing efforts in North America are supported by two well-established and respected manufacturers' representatives that have represented the Company for a number of years.

     The Company uses a manufacturers' representative firm based in Japan for distribution. In addition, since early 1999, the Company has a Japanese Director of Business who works out of the Company's sales office in Tokyo to enhance direct marketing efforts in Japan.

     Historically, the Company's products have been sold principally as accessories and not as production parts that are installed during the manufacturing process. Management is attempting to expand sales of its products as production parts with existing, as well as new, clients. The Company has had some success with this strategy and is supplying production parts to a major auto manufacturer in Japan. Considering the unfavorable automotive business outlook in Japan for the immediate future, management does not expect further market penetration this year.

     The "Aftermarket" as a New Distribution Channel - Traditionally, almost all of the Company's products are channeled to parts distribution centers of major car manufacturers who, in turn, private-label the parts via their dealer networks as accessories/options for automobile buyers. The Company's strategy related to entry into the aftermarket continues to be through a joint venture partner who is a significant player in this market.

     Investment in or Acquisition of Complementary Businesses, Technologies or Product Lines - The Company continues to evaluate opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and its expertise.

     Over the last several years, the Company has been customizing and deploying integrated, computerized business systems to facilitate effective control functions. Management believes that this, combined with the Company's basic organizational design and expertise, provides an infrastructure suitable to run a much larger business.

     Development of New Processes - Management believes that a key to the Company's future success is the development of new products and complimentary processes to meet the demands and needs of its customers. The Company conducts active research and development ("R&D") activities to enhance its existing products, design new ones and develop associated manufacturing processes. Often, the Company's clients participate in the product as well as process development.

     During the past year, the Company successfully commercialized a proprietary moulding process (Matched Compression Moulding). The Federal Canadian Government has funded the development of this process and the process is expected to stabilize or reduce the Company's production costs.

Products

     The Company manufactures sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans. The Company's major raw material is acrylic.

     o Sunroof wind deflectors - Sunroof wind deflectors reduce the noise and ear discomfort resulting from air turbulence created by open sunroofs. The Company manufactures sunroof wind deflectors for passenger cars, sport-utility vehicles and mini-vans equipped with electric sliding sunroofs. The Company markets its sunroof wind deflectors in the United States, Canada, Japan and the United Kingdom.

     o Hood protectors - Hood protectors are designed both to enhance the appearance of a vehicle and to protect the windshield and hood from insects, stones and other road debris. The Company manufactures hood protectors for sport-utility vehicles, light-duty pickup trucks and mini-vans. The Company markets its hood protectors in the United States, Canada and Japan.

     o Rear air deflectors - Rear air deflectors are mounted on the roof of a sport-utility vehicle or mini-van over the rear hatchback door. This product is designed to reduce dust and grime buildup on the rear window and improve visibility. The Company manufactures rear wind deflectors for sport-utility vehicles and mini-vans. The Company markets its rear air deflectors in the United States and Canada.

     o Door visors - Door visors allow for air circulation, keep out elements and reduce wind noise when windows are open. See "New Products," below.

------------------------------ -------- -------- -------  -------- --------
                                                                    Period
                                                                   Ended Dec.
          Product Line                Year Ended January 31,          31,
------------------------------ -------- -------- -------  -------- --------
                                 1997     1998     1999     2000     2000
                                 ----     ----     ----     ----     ----
------------------------------ -------- -------- -------- -------- --------
     Sunroof Wind Deflectors      54%      52%      41%      56%      60%
------------------------------ -------- -------- -------- -------- --------
         Hood Protectors          31%      22%      37%      32%      31%
------------------------------ -------- -------- -------- -------- --------
      Rear Air Deflectors         15%      26%      22%      12%       9%
------------------------------ -------- -------- -------- -------- --------

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

     Recently, the Company was awarded four new door visor projects by a major North American auto manufacturer. These projects are expected to mature into products this year. The Company is working on a fifth door visor project with a major Japanese auto manufacturer. In Japan, close to 70% of vehicles are equipped with door visors and at the factory level, door visor sales is estimated at approximately U.S. $150 million in 1998. In North America, door visors have been steadily gaining popularity.

     Although there can be no assurance that it will succeed, management is optimistic that the Company will be able to obtain Canadian government funding for its marketing activities of door visors in the United States as well as Japan in 2001 or 2002.

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

Major Customers

     The Company sells principally to automobile manufacturers in the United States, Canada, Japan and the United Kingdom. For the eleven month period ended December 31, 2000, sales in the US accounted for 84% of the Company's revenues (including sales to US subsidiaries of foreign automobile manufacturers), sales in Canada accounted for 12% and sales in other countries accounted for 4%.

     For most of its customers, particularly the importer and Japanese auto makers, Glas-Aire engages in a simultaneous design/sales process with the OEM's engineering and purchasing organizations that normally results in a series of purchase orders geared to coincide with the release of a particular car model.

     As reflected below, the Company has three major customers who, together, accounted for 79% or more of the Company's sales during the last three fiscal years: `

      ---------------- --------------------------------- -----------------------
                                                            % of Company Sales
      ---------------- --------------------------------- -----------------------
                                                                         Period
                                                      Fiscal Year Ended  Ended
                                                           January 31,  December
                                                                           31,
      ---------------- --------------------------------- -----------------------
            Customer               Products                1999   2000    2000
            --------               --------                ----   ----    ----
      ---------------- ---------------------------------  ------ ------  ------
      Nissan North     Sunroof wind deflectors,             32%    30%     34%
      ---------------- ---------------------------------  ------ ------  ------
      America, Inc.    hood  protectors  and  rear  air
                       deflectors
      ---------------- ---------------------------------  ------ ------  ------
      Honda Access     Sunroof wind deflectors              21%    17%     15%
      ---------------- ---------------------------------  ------ ------  ------
      America, Inc.
      ---------------- ---------------------------------  ------ ------  ------
      General Motors   Hood  protectors  and  rear  air     25%    30%     30%
      (USA & CDN)      deflectors
      ---------------- ---------------------------------  ------ ------  ------
      Subaru of        Sunroof wind deflectors              N/A    10%     N/A
      America, Inc.
      ---------------- ---------------------------------  ------ ------  ------

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

     The Company's existing manufacturing operation consists of three major functions: (i) thermoforming; (ii) machining; and (iii) finishing. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. The Company is able to meet auto manufacturers' stringent surface requirements by using proprietary thermoforming processes (e.g. Matched Compression Moulding) and production tooling (including milled aluminum tools), in a clean-air facility. The Company currently utilizes slide-tray and state-of-the-art in-line thermoformers, plus a three-station rotary thermoformer that performs several functions simultaneously without operator intervention. Machining operations are performed with three-axis as well as five-axis Computer Numeric Control ("CNC") routers to shape the blades of the wind deflectors. Finishing includes (a) polishing the edges of the blades; (b) stamping identifying marks on the product; (c) application of gasket/extrusion/brackets; (d) labeling; (e) cleaning; and (f) boxing.

     Raw Materials and Suppliers. Acrylic is the single most expensive raw material used in manufacturing the Company's products. The Company currently purchases its acrylic from Acrylco Manufacturing Ltd. (a Canadian distributor for Mitsubishi Canada Limited), Aristech Acrylics LLC in Florence, Kentucky and Laird Plastics (a Canadian distributor for Atofina Chemicals, Inc. in Pennsylvania). The Company does not have a long-term contract with any of these suppliers. If these suppliers should become unavailable in the future, it is expected that other suppliers would be available.

     The principal components purchased by the Company are extrusions (long plastic strips used in mounting the deflector blades to vehicles), gaskets for sealing deflector blades onto vehicles' roofs and corrugated boxes. Supplies of these components are readily available from various suppliers.

     Quality Assurance. The Company is ISO9001/QS9000 certified and these international quality standards control virtually all of the Company's business practices as well as its operations.

     The Company's mission includes providing its clients with quality products on time and cost-effectively based on innovative engineering solutions and manufacturing processes. The fitness-for-use of products/services is the vital principle that guides all activities of the Company. Further, the application of this principle is demanded from all suppliers. A primary objective of the Company is to support every need of its employees as well as suppliers to foster this principle.

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

Marketing and Distribution

     Promotion. The Company promotes itself and its products primarily through personal contact, via its WEB site (www.glasaire.com), brochures, attendance at trade shows, press releases, etc. These functions are primarily performed by management of the Company. Management also provides access to information on the Company's filings with the United States Securities and Exchange Commission on its WEB site. The Company utilizes public relations firms to assist with marketing of the Company's products and with investor relations.

     Distribution. The Company generally sells and ships its products "F.O.B. factory" and most of its customers are responsible for the transportation of finished products from the Company's factory or warehouse facility to their final destination and bear the risk of loss during transportation. The Company commonly bulk-ships the ordered parts to the customers' parts distribution centers within a mutually acceptable lead time, varying from 59 minutes to 30 days.

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

     Management plans to expand the Company's product offerings by increasing the number and type of products that it offers for sale, to expand its customer base and to penetrate into new market segments. (See "Item 1. Description of Business--Business Strategy.") Management's strategy to achieve these objectives is described below:

     o Representatives of the Company will continue traveling to Japan, Europe, etc. to present the Company and its products to prospects as well as new distributors or other potential strategic partners.

     o The Company will continue increasing its participation in major trade shows associated with its products.

     o Management has evaluated, and will continue to evaluate, opportunities for growth or expansion of the Company's business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and its expertise.

     o Management intends to evaluate and, if feasible, establish an advisory board comprised of high level individuals with significant background in the SEMA and MEMA sectors and other business leaders, to advise the Company on various business and operational matters.

Research and Development and Product Design

     Management believes that its product development capabilities are important to the future success of the Company's business. The Company has 8 permanent employees engaged in R&D at its Vancouver facility. They conduct activities associated with development of new products, improvements to existing products and the development of new manufacturing processes. Management expects that spending on research and development activities will continue to support increased business.

     The Company has all the necessary soft and hard engineering tools to meet the exacting standards for product design imposed by its automobile manufacturer clients. Management is also optimistic that the Company will be able to further shorten the product development cycle through more efficient design processes as well as simplified tooling.

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

Competition

     The Company has several competitors which have substantially greater technical, financial and marketing resources than the Company. For the sunroof wind deflector market, the primary competitor has been Plastic Form, a subsidiary under the umbrella of Masco Tech. In the hood protector and rear air deflector market, its major competitor is Autotron, a subsidiary of LUND International Holdings ("Lund"). Autoventshade, also a subsidiary of Lund, produces hood protectors and door visors.

     Management believes that the principal competitive factors facing the Company in the automobile accessories industry, in order of importance, are quality, customer service and price. Management of the Company believes that the Company can effectively compete with its competitors because of the high quality of the Company's products and its commitment to customer service and product innovation.

Seasonality

     The Company's products are not subject to significant seasonal variation. The Company's backlog as of any given date is not a meaningful measure of the Company's future business, because the Company's customers generally require rapid shipment of orders.

Patents, Trademarks, Licenses, Franchises, Concessions or Royalty Agreements

     Currently, the Company does not hold any patents on any of its products, nor does it have any licenses, trademarks, franchises, concessions or royalty agreements. However, during the period ended December 2000, the Company filed patent applications for a proprietary moulding process (Matched Compression Moulding known as MCM). The Company also filed a trademark application for "MCM."

     Existing copyright and trade secret laws offer only limited protection. The Company relies on a combination of trade secret laws, employee and third party disclosure agreements and other intellectual property protection methods to protect its proprietary rights. Although the Company's competitive position may be adversely affected by unauthorized use of its proprietary information, management believes that the ability to fully protect its intellectual property is less significant to the Company's success than are other factors, such as the knowledge, ability and experience of its employees and its ongoing product development and customer support activities. There can be no assurance that the protections in place by the Company will be adequate.

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

Employees

     As of March 30, 2001, the Company employed 170 production workers, 8 research and development personnel, 10 clerical/administrative staff and three management staff members.

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

Factors That May Affect Future Results

     Major Customers. The Company has three customers which, together, accounted for 79% of its sales during the eleven month period ended December 31, 2000. There can be no assurance that these customers will continue to purchase the Company's products at these levels in the future. The loss of any one of these major customers, or a significant reduction in their purchases from the Company, would have a material adverse effect upon the Company and its operations.

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

         Dependence Upon Automobile Manufacturers in Japan and Related Risks. A significant percentage of the Company's sales were to Japanese automobile manufacturers in the United States or Canadian subsidiaries of Japanese automobile manufacturers. The passage of protectionist legislation, including increased import tariffs, or public sentiment against imports could result in a decrease in sales of Japanese automobiles which would have a direct negative impact on the Company's sales. In addition, the economic problems experienced in Japan could have a material and adverse effect upon the Company's Japanese customers, which could materially and adversely affect the Company. Further, the devaluation of the Japanese yen could result in Japanese automobile manufacturers looking to Japanese suppliers of automobile accessories that also could have a serious negative impact on the Company's sales.

     Dependence Upon Key Personnel. The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management as well as upon the Company's ability to attract and retain qualified engineering, technical, design, marketing and production personnel. In particular, the Company is dependent upon the experience and abilities of William R. Ponsoldt, the Company's Chief Executive Officer and the Chairman of its Board of Directors, Alex Ding, the President of the Company, and Omer Esen, the General Manager of the Company. Accordingly, the loss of the services of Mr. Ponsoldt, Mr. Ding, Mr. Esen or other key personnel could have a material adverse effect on the Company and its future operations. If Mr. Ponsoldt, Mr. Ding, or Mr. Esen were to be unavailable for any reason, there can be no assurance that the Company would be able to employ a qualified person or persons on terms suitable to the Company.

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

     Currency Fluctuation. The Company's sales are principally transacted in United States dollars, whereas its labor, overhead and most component costs are paid in Canadian dollars. Fluctuations in the value of the United States dollar versus other currencies (primarily the Canadian dollar and the Japanese yen), and fluctuations in the relative values of those currencies, may have an impact on the Company's financial performance. The Company does not engage in hedging activities with respect to currency fluctuations. Although, to date, the Company has avoided significant losses from currency fluctuations, there can be no assurance that the Company will be able to avoid such losses from currency fluctuations in the future.

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

     Major Change in Business Strategy of Key Client. In early 2000, a major client of the Company demanded price reductions on existing products from all its suppliers (worldwide) in three stages. The first of these reductions became effective in April 2000 and the remaining two will be applied as of April 2001 and April 2002. In turn, the Company has been assured future business for at least three years. Management agreed to the reductions, planning to compensate for them via cost improvements expected from the deployment of the newly developed processes and the less expensive materials these processes will allow. However, since the Company has had very limited commercial experience with these processes, at this time no assurance can be given that the price reductions can be counterbalanced with the use of these new processes plus the less expensive materials.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop, market and ship products on a timely basis, that competitive conditions within the automotive industry will not change materially or adversely, that demand for the Company's products will remain strong, that the Company will retain existing customers and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2 - Description of Property
--------------------------------

     The Company leases 27,777 square feet of factory, warehouse and office space located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9, from Rockmore Investments Ltd. The lease term is five years and is due to expire in 2003, with an option for a further five-year term at that time. The current total rent is CDN$13,270 (i.e., US $8,932 based upon current exchange rates) per month. The lease is a triple net lease, and the Company is responsible for its share of common area expenses and maintenance. The Company added approximately 3,000 of the 27,777 square feet to the Vancouver facility in November 2000 by constructing a mezzanine floor at no additional lease cost.

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

Item 4 - Submission of Matters To a Vote of Security Holders
------------------------------------------------------------

     On December 4, 2000, the Company held its Annual Meeting of Shareholders ("Annual Meeting"). At the Annual Meeting the shareholders elected the following six persons to serve as directors of Glas-Aire until the next Annual Meeting of Shareholders and thereafter until their successors shall have been elected and qualified: William R. Ponsoldt, Sr., Alex Y.W. Ding, Chris G. Mendrop, Marc Baldinger, Todd M. Garrett and Craig Grossman. Set forth below in tabular format is a report on the voting at the Annual Meeting:

---------------------- ------------ ---------- -----------
ELECTION OF DIRECTORS      FOR        AGAINST    ABSTAIN

---------------------- ------------ ---------- -----------
William R. Ponsoldt     1,350,854        0          0

---------------------- ------------ ---------- -----------
Alex Yie Wie Ding       1,350,854        0          0

---------------------- ------------ ---------- -----------
Chris G. Mendrop        1,350,854        0          0

---------------------- ------------ ---------- -----------
Marc Baldinger          1,350,854        0          0

---------------------- ------------ ---------- -----------
Todd Garrett            1,350,854        0          0

---------------------- ------------ ---------- -----------
Craig Grossman          1,350,854        0          0

---------------------- ------------ ---------- -----------

                                     PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Market Information

     The Company's common stock is traded in the over-the-counter market on the Nasdaq Small Cap Market under the symbol "GLAR" and on the Pacific Stock Exchange under the Symbol GLA.

     The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of common stock, as reported by Nasdaq.

           Year Ended January 31, 2000                     High        Low
                                                           ----        ----

           February 1 through April 30, 1999              $2.366      $0.874
           May 1 through July 31, 1999                    $3.086      $1.646
           August 1 through October 31, 1999              $3.704      $2.263
           November 1, 1999 through January 31, 2000      $9.282      $2.637
           February 1 through April 30, 1999              $2.366      $0.874
           May 1 through July 31, 1999                    $3.086      $1.646
           August 1 through October 31, 1999              $3.704      $2.263
           November 1, 1999 through January 31, 2000      $9.282      $2.637

           Transition Period Ended December 31, 2000

           February 1 through April 30, 2000              $ 13.655    $3.450
           May 1 through July 31, 2000                    $  5.235    $3.171
           August 1 through October 31, 2000              $  3.415    $1.875
           November 1, 2000 through December 31, 2000     $  3.000    $1.391

     The closing price of the common stock on March 30, 2001, was $1.375 per share. As of March 30, 2001, the Company had approximately 35 shareholders of record and estimates that its common stock was beneficially owned by more than 500 shareholders based upon ownership in "street name."

Dividends

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. In April of 1999, the Board of Directors declared a $0.25 per share cash dividend payable to shareholders of record on April 23, 1999. Subsequent to the date of declaration of the cash dividend and before the record date, the Board of Directors rescinded the cash dividend, subject to receiving shareholder approval of the rescission at the next annual meeting of the shareholders. The shareholders ratified the dividend rescission at the annual meeting held on November 4, 1999. The Board of Directors has advised that they do not anticipate declaring and paying cash dividends in the foreseeable future.

     On November 11, 1999, the Company announced the payment of four 2.5% quarterly stock dividends. In addition, on February 9, 2000, the Company announced that a special stock dividend of 18.5% would be paid to stockholders of record on March 10, 2000, concurrent with the Company's second 2.5% quarterly stock dividend. The special stock dividend was declared to assist the Company in meeting the Nasdaq National Market System listing criteria of 1.1 million publicly held shares. The two additional 2.5% quarterly stock dividends were paid in June and September of 2000. Although the Board of Directors may elect to continue declaring stock dividends on a quarterly basis, there are no present plans, arrangements, understandings or commitments to do so.



Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Selected Financial Data

     The selected financial information set forth below is derived from the audited consolidated financial statements of the Company, which are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The consolidated financial statements as of January 31 and December 31, 2000, for the fiscal years ended
January 31, 1999 and 2000 and for the eleven months ended December 31, 2000 have been audited by BDO Dunwoody, Chartered Accountants. The financial statements and BDO Dunwoody's report thereon appear elsewhere herein. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and the information set forth below under this Item 6.

                                             January 31,                       December 31,
Balance Sheet Data                              2000                             2000
                                                ----                             ----
                                   (In thousands of United States dollars, except share data)
Working capital                                $1,900                              $2,399
Total assets                                    9,081                               9,841
Obligation under capital lease                    123                                  93
Deferred income taxes                             447                                 644
Shareholders' equity                           $6,931                              $7,744


                                                                               Eleven month
                                                      Year ended               period ended
                                                      January 31,              December 31,
Income Statement Data                           1999             2000              2000
                                                ----             ----              ----

Sales                                          $6,639           $9,726            $10,930
Cost of sales                                   4,497            6,845              7,913
                                             --------         --------           --------
Gross profit                                    2,142            2,881              3,017
                                             --------         --------           --------
Research and development                          416              426                489
Selling and distribution                          404              749                769
General and administrative                        513              705                811
Provision for profit sharing                       89              107                112
                                             --------         --------           --------
Income from operations                            720              894                836
Interest income                                    90               84                 34
Interest expense                                  (10)             (22)               (21)
                                             --------         --------           --------
Income before income from equity
  investment and income tax expense               800              956                849
Income from equity investment                      -               254                392
                                             --------         --------           --------
Income before income taxes                        800            1,210              1,241
Income taxes                                      299              397                556
                                             --------         --------           --------
Net income for the period                       $ 501            $ 813              $ 685
Earnings per share/basic and diluted            $0.26            $0.39              $0.30
                                                =====            =====              =====
Weighted average number of
  shares outstanding                        2,068,933        2,229,522          2,306,905

                                      -19-

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company derives its revenues from the sale of automotive accessories manufactured by it. The Company's sales increased from $6,639,219 for the fiscal year ended January 31, 1999 and $9,725,611 for the fiscal year ended January 31, 2000 to $10,929,775 for the eleven month period ended December 31, 2000. The Company had net income of $500,768 for the fiscal year ended January 31, 1999, $812,332 for the fiscal year ended January 31, 2000 and $685,769 for the eleven month period ended December 31, 2000. Of the $685,769 in net income for the eleven month period ended December 31, 2000, $392,356 resulted from the Company's investment in Regency, which is accounted for under the equity method of accounting. For additional information, please see "Item 11. Security Ownership of Certain Beneficial Owners and Management--Change of Control" and Footnote 3 to the Company's Financial Statements. Gross profit margins decreased from 32.26% for the fiscal year ended January 31, 1999 to 29.62% for the fiscal year ended January 31, 2000 due to increases in material costs and direct labor costs, and decreased to 27.6% for the eleven months ended December 31, 2000. This decrease was primarily due to a 10% price reduction, effective April 2000, imposed by the Company's largest customer and increases in material costs and direct labor and overhead costs. However, management believes that it will be able to increase gross profit and net income in future periods by increasing the Company's production capacity and production efficiency. Increased revenue in future periods will depend on the Company's ability to strengthen its customer base through the development of new products, increasing the number of customers and expanding into additional geographic markets and distribution channels, while maintaining or increasing sales of its existing products to current customers. Management intends to increase production capacity and production efficiency through the purchase of additional equipment and machinery. Further, management also intends to focus its efforts upon improving the sales to overhead ratio and increasing the Company's gross margin by focusing upon cost reduction, the use of more effective tools and better utilization of resources. Investors are cautioned that there can be no assurance that gross profit and net income will, in fact, increase in future periods. See "Item 1. Description of Business--Business Strategy."

     On August 1, 2000, the Company's Board of Directors adopted a resolution to change the Company's fiscal year end to December 31, effective December 31, 2000. The Company had previously been operating on a fiscal year beginning February 1 and ending January 31. The primary reason for the change was to align the Company's fiscal year end with that of a company which owns a controlling interest in the Company. The Company filed a Form 10-QSB quarterly report for the fiscal quarter ended October 31, 2000 and this Form 10-K transition report covers the eleven-month Transition Period from February 1, 2000 to December 31, 2000.

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                                                   Eleven month
                                                     Year ended    period ended
                                                     January 31,   December 31,
                                                        2000            2000
                                                        ----            ----
         Net sales...................................   100%             100%
         Cost of sales ..............................   70.4             72.4
                                                      ------           ------
         Gross profit................................   29.6             27.6
         Research and development....................    4.4              4.5
         Selling and distribution....................    7.7              7.0
         General and administrative..................    7.2              7.4
         Provision for profit sharing................    1.1              1.0
                                                      ------           ------
         Income from operations......................    9.2              7.7
         Interest income.............................     .8               .3
         Interest expense............................   (0.2)            (0.2)
                                                      -------          ------
         Income before income from equity investment
            and income tax expense...................    9.8              7.8
         Income from equity investment...............    2.6              3.5
         Income taxes................................    4.1              5.1
                                                      ------           ------
         Net income..................................    8.3              6.2
                                                      ======           ======

Eleven month period ended December 31, 2000 Compared to Year Ended January 31, 2000

     Sales. The Company's sales increased by 12.38% from $9,725,611 for the year ended January 31, 2000 to $10,929,775 for the eleven month period ended December 31, 2000. This increase resulted primarily from (i) a general increase in automotive sales, (ii) the addition of new customers, (iii) sales of new parts, and (iv) additional orders from existing customers. Revenues from the Company's three major customers accounted for approximately 79% of the Company's sales during the eleven month period ended December 31, 2000.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased slightly from 29.62% for the year ended January 31, 2000 to 27.6% for the eleven month period ended December 31, 2000. This net decrease of 2.02% was due primarily to, (i) a 10% price reduction as requested by the Company's largest customer effective April 2000, (ii) an increase in material costs of 1.25%, (ii) an increase in direct labor and overhead costs of 1.09%, (iii) an increase in depreciation of 0.09% due to the placement of new equipment in service, and (iv) a decrease of 0.41% in operating costs and cash discounts.

     Research and Development. Expenses for research and development increased by 14.69% from $425,990 for the year ended January 31, 2000 to $488,576 for the eleven month period ended December 31, 2000. This increase was primarily due to research and development relative to Matched Compression Molding activities which included (i) an increase of $60,295 or 14.16% in labor cost, (ii) an increase of $12,235 or 2.87% for patent and trade mark applications, and (iii) an increase of $18,848 or 4.42% in research and development supplies, as well as ordinary research and development activities which included (i) an increase of $24,777 or 5.82% in the number of engineering personnel conducting in-house activities, (ii) an increase of $4,897 or 1.15% in engineering supplies, (iii) a decrease of $50,636 or 11.89% in the usage of outside contractors to accommodate a decrease in research and development activities, and (iv) a decrease of $7,830 or 1.84% in travel expenses to customers relative to new designs.

     Selling and Distribution. Selling and distribution expenses increased by 2.67%, from $748,596 for the year ended January 31, 2000 to $768,557 for the eleven month period ended December 31, 2000. This increase was primarily due to
(i) an increase of $10,211 or 1.37% in commission expenses resulting from volume increase in sales, (ii) an increase in warranty claims of $10,638 or 1.42% due to a major design change requested by the Company's largest customer, (iii) a decrease of $5,345 or 0.71% in travel and promotion expenses, and (iv) an increase of $4,458 or 0.59% resulting from a new employment contract and other operating cost.

     General and Administrative. General and administrative expenses increased by 15% from $704,924 for the year ended January 31, 2000 to $810,739 for the eleven month period ended December 31, 2000, as a result of (i) an increase of $80,501 or 9.9% in consulting fees related to public relations, (ii) an increase of $43,500 or 6.17% in directors' fees, (iii) an increase of $10,238 or 1.45% in consulting and travel expenses related to the Company's M & A (Merger & Acquisition), (iv) an increase of $10,000 or 1.42% in audit fees, (v) a decrease of $18,830 or 2.67% related to the preparation of annual reports to investors and annual general meetings, (vi) a decrease of $12,000 or 1.7% due to the cancellation of management contracts, and (vii) a decrease of $7,595 or 1.08% in other miscellaneous administration costs.

     Provision for Profit Sharing. Provision for profit sharing increased by 4.99% from $106,684 for the year ended January 31, 2000 to $112,011 for the eleven month period ended December 31, 2000. This increase was a result of the higher profitability of the Company.

     Interest Expense. Interest expense decreased by 6.66% from $22,463 for the year ended January 31, 2000 to $20,968 for the eleven month period ended December 31, 2000, as a result of decreased borrowings.

     Income from Operations. The Company's income from operations decreased 6.4% from $894,110 for the year ended January 31, 2000 to $836,521 for the eleven month period ended December 31, 2000. This decrease in income was primarily due to (i) a 10% price reduction as requested by the Company's largest customer effective April 2000, (ii) higher research and development costs, (iii) higher administration costs, and (iv) the eleven month reporting period.

     Interest Income. Interest income decreased by 59.2% from $83,573 for the year ended January 31, 2000 to $34,066 for the eleven month period ended December 31, 2000, as a result of the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets earning interest when it invested a significant amount of the Company's liquid assets in the common stock of Regency Affiliates, Inc.

     Income from Equity Investment. Income accrued from the equity investment increased by 55% from $253,719 for the year ended January 31, 2000 to $392,356 for the eleven month period ended December 31, 2000. Equity income accrues as a result of the Company's investment in Regency Affiliates, Inc. See "Item 11. Security Ownership of Certain Beneficial Owners and Management--Change of Control" and Footnote 3 to the Company's Financial Statements.

     Income Taxes. The Company provided for income taxes of $556,206 for the eleven month period ended December 31, 2000. The Company's effective tax rate for the eleven month period ended December 31, 2000 was 44.8% compared to 32.8% for the fiscal year ended January 31, 2000.

     Net Income. Net income decreased by 15.6% from $812,332 for the year ended January 31, 2000 to $685,769 for the eleven month period ended December 31, 2000. This decrease in income resulted primarily from the recording of income taxes on equity earnings related to the Company's investment in Regency Affiliates, Inc., its parent company.

Year Ended January 31, 2000 Compared to Year Ended January 31, 1999

     Sales. The Company's sales increased by 46% from $6,639,219 for the year ended January 31, 1999 to $9,725,611 for the year ended January 31, 2000. This increase resulted primarily from (i) a general increase in automotive sales,
(ii) the addition of new customers, (iii) sales of new parts, and (iv) additional orders from existing customers. Revenues from the Company's four major customers accounted for approximately 87% of the Company's sales during the year ended January 31, 2000.

     Gross Profit. Gross profit margins, expressed as a percentage of sales decreased slightly from 32.3% for the year ended January 31, 1999 to 29.6% for the year ended January 31, 2000. This net decrease of 2.7% was due primarily to,
(i) an increase in material cost of 1.1%, (ii) an increase in direct labor and overhead cost of 0.6%, and (iii) an increase of 1% in depreciation due to the placement of new equipment in service.

     Research and Development. Expenses for research and development increased by 2.46% from $415,751 for the year ended January 31, 1999 to $425,990 for the year ended January 31, 2000. This increase was primarily due to (i) an increase of $119,674 or 28.79% in the number of engineering personnel conducting in-house activities, (ii) a decrease of $134,263 or 32.30% in usage of outside contractors to accommodate an increase in research and development activities, and (iii) an increase of $24,828 or 5.97% in R & D supplies and computer supplies due to research and development activities.

     Selling and Distribution. Selling and distribution expenses increased by 85.58%, from $403,381 for the year ended January 31, 1999 to $748,596 for the year ended January 31, 2000. This increase was primarily due to (i) the increase of $9,889 or 2.45% after-market research, (ii) an increase in warranty claims of $41,841 or 10.37% due to major design change requested by the Company's largest customer, (iii) an increase of $140,726 or 34.89% in commission expenses from volume increase in sales, (iv) an increase of $45,363 or 11.25% in travel and promotion expenses related to the Company's marketing efforts and SEMA show at Las Vegas in November 1999, (v) an increase of $20,663 or 5.12% in salaries and benefits, and (vi) an increase of $86,732 or 21.5% resulting from the initial set up of an office in Tokyo with one full-time Japanese employee to enhance the Company's direct marketing efforts in Japan.

     General and Administrative. General and administrative expenses increased by 37.31% from $513,385 for the year ended January 31, 1999 to $704,924 for the year ended January 31, 2000, as a result of (i) an increase of $56,447 or 11% in consulting fees related to public relations, (ii) an increase of $7,000 or 1.36% in directors' fees, (iii) an increase of $13,481 or 2.63% in consulting and travel expenses related to the Company's M & A (Merger & Acquisition), (iv) an increase of $25,387 or 4.94% in consulting, legal and accounting fees due to the reorganization and change of control of the Company, (v) an increase of $17,469 or 3.4% related to the preparation of annual reports to investors and annual general meeting, (vi) an increase in the number of persons employed in administration that resulted in increased expenses of $42,979 or 8.37%, (vii) an increase of $10,108 or 1.97% in rent due to the addition of approximately 3000 square feet of office space on the mezzanine floor, (viii) an increase of $6,948 or 1.35% due to additional maintenance support fees paid to the EDI program as required by our major customers, (ix) a decrease of $11,718 or 2.28% due to cancellation of management contracts, and (x) a decrease in other miscellaneous administration costs of $23,000.

     Provision for Profit Sharing. Provision for profit sharing increased by 19.21% from $89,496 for the year ended January 31, 1999 to $106,684 for the year ended January 31, 2000. This increase was a result of the higher profitability of the Company.

     Interest Expense: Interest expense increased by 130% from $9,754 for the year ended January 31, 1999 to $22,463 for the year ended January 31, 2000, as a result of increased borrowings. The Company's borrowings increased after it invested a significant amount of the Company's liquid assets in the common stock of Regency Affiliates, Inc.

     Income from Operations. The Company's income from operations increased 24.2% from $719, 926 for the year ended January 31, 1999 to $894,110 for the year ended January 31, 2000. This increase in income was primarily from higher sales.

     Interest Income. Interest income decreased by 6.8% from $89,657 for the year ended January 31, 1999 to $83,573 for the year ended January 31, 2000, as a result of the reduction in the Company's liquid assets earning interest. The Company substantially reduced its liquid assets earning interest when it invested a significant amount of the Company's liquid assets in the common stock of Regency Affiliates, Inc.

     Income from Equity Investment. The Company accrued $253,719 of income as a result of its investment in Regency Affiliates, Inc. See "Item 11. Security Ownership of Certain Beneficial Owners and Management-Change of Control" and Footnote 3 to the Company's Financial Statements.

     Income Taxes. The Company provided for income taxes of $396,607 for the year ended January 31, 2000. The Company's effective tax rate in 2000 was 32.8% compared to 37.4% in 1999.

     Net Income. Net income increased by 62.2% from $500,768 for the year ended January 31, 1999 to $812,332 for the year ended January 31, 2000. This increase in income was primarily from (i) higher sales and (ii) the recording of $253,719 of equity earnings related to the Company's investment in Regency Affiliates, Inc., its parent company.

Liquidity and Capital Resources

     The Company has traditionally relied on internally generated funds and short-term bank borrowings to finance its operations and expansion, although capital expenditures have been partly financed by long-term debt. In May 1996 the Company received net proceeds from a public offering amounting to $2,773,000.

     The Company has in place a demand revolving credit facility in the principal amount of CDN$2,000,000, a capital equipment loan facility of CDN$1,000,000 and CDN$1,400,000 acquisition loan facility with a financial institution. Interest on this indebtedness equals the Canadian prime rate plus 1/2%. The credit facility is secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. The credit facility was renewed in December 2000 for a one-year period. During the eleven month period ended December 31, 2000 the Company paid a total of $8,574 in interest. There was no amount outstanding at December 31, 2000 as compared to a total of $118,262 short-term borrowings outstanding at January 31, 2000.

     For the eleven month period ended December 31, 2000, net cash generated from operations was $667,394, including net income of $685,769, depreciation of $251,475, deferred income taxes of $199,328, gain on sales of capital assets of $742, issuance of shares in lieu of cash compensation of $54,007, issuance of shares for investment services of $110,709, income from equity investment of $392,356 and changes in operating assets and liabilities resulting from the following: (i) accounts receivable decreased by $44,730, (ii) inventories increased by $331,118 as a result of the buildup of raw materials (acrylic and boxes), (iii) prepaid expenses decreased by $104,507, (v) accounts payable increased by $1,299 and accrued liabilities increased by $63,799, and (vi) income taxes payable decreased by $123,993 due to monthly installments which eliminated late payment interest.

     Net cash used in financing activities amounted to $168,341 for the eleven months ended December 31, 2000, primarily as a result of (i) cash payments under a capital lease of $52,984 (excluding the current portion of the lease) and (ii) decrease in bank indebtedness of $115,357.

     Net cash used in investing activities amounted to $333,761 for the eleven month period ended December 31, 2000, and was primarily due to an increase in proceeds from sales of fixed assets of $9,983 and the purchase of fixed assets in the amount of $343,744. The Company will continue to fund its operations, as well as the projected capital expenditures, through internally generated funds, borrowings and available cash and cash equivalents. Capital expenditures during the years ended January 31, 2000 and 1999 totaled $439,375 and $227,450, respectively.

     The Company expects that working capital requirements and capital additions will continue to be funded through a combination of the Company's existing funds, internally generated funds and existing bank facilities and capital leases. The Company's working capital requirements are expected to increase in line with the growth of the Company's business, and it either has or will generate sufficient working capital to meet the Company's requirements during this fiscal year. During the current fiscal year, the Company anticipates making total capital expenditures of approximately $550,000 as follows: (1) $30,000 for mechanized material handing, (2) $250,000 for thermoforming equipment to facilitate the recently developed Matched Compression Molding process, (3) $50,000 for design/upgrade software and related hardware, (4) $200,000 for leasehold improvements to enable capacity increase and to accommodate new processes, and (5) $20,000 for QS9000 audits by QMI (Quality Management Institute), which are expensed as incurred.

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

     Exchange rates between the United States and Canadian dollar for the eleven month period ended December 31, 2000, the year ended January 31, 2000 and the year ended January 31, 1999, including the average exchange rate for the period, are as follows:

                                                           Average Exchange Rate
Fiscal period ended               Exchange Rate                  for Period
-------------------               -------------                  ----------

December 31, 2000              1.U.S.$:1.4995 Cdn.$         1 U.S.$:1.4820 Cdn.$
January 31, 2000               1.U.S.$:1.4456 Cdn.$         1 U.S.$:1.4857 Cdn.$
January 31, 1999               1.U.S.$:1.5110 Cdn.$         1 U.S.$:1.4861 Cdn.$

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

New Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any effect on its financial statements.

Proceeds of Offering

     The Company received net proceeds from a public offering amounting to $2,773,000 in May 1996. Since that time the Company has expended the proceeds as follows:

           Production machinery                                $  607,938
           Tooling and equipment                                  358,632
           Marketing and promotion                                 59,327
           Development of distribution channel in
              non-dealership after-market                         281,509
           Research and development                                64,576
           Computer aided design, software
              and related hardware                                 84,025
           Acrylic manufacturing                                   13,536
           Working Capital                                        284,734
           Investment in Regency Affiliates, Inc.                 567,714
                                                              -----------
           Total Proceeds Expensed                             $2,321,991

Item 7 - Financial Statements
-----------------------------

     Included beginning at page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The directors, executive officers and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:


            Name                Age             Position

     William R. Ponsoldt        59         Chairman of the Board of Directors
                                           and Chief Executive Officer

     Alex Yie Wie Ding          41         President, Chief Operating Officer,
                                           Treasurer and Director

     Omer Esen                  58         General Manager, Chief Financial
                                           Officer

     Linda Kwan                 55         Financial Controller

     Chris G. Mendrop           48         Director

     Marc Baldinger             45         Director

     Todd M. Garrett            35         Director

     Craig Grossman             38         Director

     W. Douglas Moreland        52         Director

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

     Alex Yie Wie Ding. Mr. Ding has served as Chief Operating Officer and a director of the Company since 1991. He has served as President of the Company since February 1995 and was the General Manager until 1997. Mr. Ding's responsibilities include managing and advising senior staff, as well as manufacturer representative agencies, on a variety of important issues. He is also responsible for new business development, analysis and evaluation of major projects and maintaining high level contact with key customers. From September 1988 to June 1991, Mr. Ding was General Manager of Hing Wor Inc., a clothing manufacturer based in Montreal. Mr. Ding is the President of Sunbrite Business Association. Mr. Ding has a bachelors degree (1984) in civil engineering and a post-graduate diploma in management (MBA Level 1, 1986), both from McGill University.

     Omer Esen. Mr. Esen has served as Vice President of Operations for the Company since February 1995, assumed the additional position of Chief Financial Officer in November 1996 and in 1997 was appointed as the General Manager. In that position, Mr. Esen plans, organizes, directs and controls all operations including production, research and development, customer service, purchasing/inventory control, quality assurance and management information systems. From 1992 until 1995, Mr. Esen was employed as Vice President of Operation for West Bay Sonship Yachts Ltd. (Vancouver), one of the world's leading manufacturers of 58 to 100 foot yachts, where he managed manufacturing operations as well as developed and installed various computerized business control systems. During Mr. Esen's tenure, the Company's revenues grew from $2 million to $15 million. From 1988 until 1992, Mr. Esen was Director of Operations for DBA Communication Systems Inc. in Vancouver, a design and manufacturing firm for small business telecommunications equipment and systems. Mr. Esen holds a bachelor's degree in electrical engineering from Faraday House Engineering College in London, England and a diploma in business administration from the University of British Columbia.

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

     Chris G. Mendrop. Mr. Mendrop has been a director of the Company since its inception. He is currently not employed. From their inceptions in January, March and July 1998, respectively, until March 2001, he served as the Chief Executive Officer of Blake Street Group LLC, Blake Street Securities LLC and Blake Street Advisors LLC (collectively the "Blake Street Group"). From July 1992 until January 1998, Mr. Mendrop was the Chief Executive Officer of Corporate Development Capital, Inc., an investment advisory and financial consulting firm located in Denver, Colorado. Mr. Mendrop holds a Bachelor of Science degree in economics from Colorado State University and a Masters of Business Administration degree in finance from the University of Colorado.

     Marc Baldinger. Mr. Baldinger has served as a director of the Company since April 16, 1999. Mr. Baldinger is a Senior Officer in Financial Services for Riverside National Bank ("Riverside") located in Palm City, Florida, and is responsible for portfolio management, asset allocation and investment selection for Riverside's Trust Department. He has been employed by Riverside since November 1996. From January 1994 to November 1996 Mr. Baldinger was employed as a Certified Financial Planner for American Express Financial Advisors, Inc. and Linsco Private Ledger. Mr. Baldinger has a broad background in financial management and planning. Prior to entering the financial planning business, Mr. Baldinger was the President of Supreme Petroleum Company, which was a petroleum trading company.

     Todd M. Garrett. Mr. Garrett has served as a director of the Company since May 21, 1999. Mr. Garrett currently works as a Vice President, Investment at US Bancorp Piper Jaffray in Newport Beach, California. Immediately prior to that position, he worked as an investment advisor in the Private Client Department in the corporate headquarters of Cruttenden Roth, Incorporated in Newport Beach. Mr. Garrett specializes in formulating investment strategies through the selection of optimal investment combinations tailored to client needs and objectives. His managed portfolios comprise both high net worth individuals and institutional investors. Mr. Garrett has worked in the investment industry for more than nine years. Furthermore, he has worked for several investment banks that include Kidder Peabody & Co., Lehman Brothers, Fidelity Investments and Sutro & Co. Mr. Garrett holds a Bachelor of Arts degree in Business Economics from San Diego State University with an emphasis in finance and accounting. Mr. Garrett is currently pursuing the Certified Financial Planner (CFP) designation.

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

     W. Douglas Moreland. Mr. Moreland has served as a director of the Company since February 2001. Since 1980, he has owned and operated new car dealerships in Colorado, California, Arizona and Illinois, as well as related businesses including a finance company and used car dealerships. Mr. Moreland has been a director and regional vice president of Lithia Motors, Inc., a public company, since May 1999.

     The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors.

     Pursuant to an underwriting agreement between the Company and Global Financial Group, Inc. ("Global"), Global may, in its discretion, designate one person to either serve on the Board of Directors of the Company or to attend Board of Directors meetings as an observer. Global has not yet designated such person.

Compliance with Section 16(a) of the Exchange Act

     The Company has received representations from each person that served during the eleven months ended December 31, 2000 as an officer or director of the Company confirming that there were no transactions that occurred during the Company's most recent fiscal year which required the filing of a Form 5.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Grossman and Mendrop, who are both non-management directors. The members of the Audit Committee are Messrs. Mendrop, Baldinger and Garrett, all of whom are non-management directors. Neither the Audit Committee nor the Compensation Committee had any formal meetings during the last fiscal year; however, members of the Compensation Committee had informal discussions concerning compensation issues on several occasions.



Item 10 - Executive Compensation
--------------------------------

     The following table summarizes all compensation paid to the Chief Executive
Officer  and the  President  of the  Company  (together,  the  "Named  Executive
Officers") for services rendered to the Company during the last three fiscal years. The amount of compensation paid to each of the other executive officers as total annual salary and bonus does not exceed $100,000.


                                                                                                             Long Term
                                            _____________________Annual Compensation_______________________Compensation____

         Name and                                                                                           Securities
         Principal                          Fiscal Year        Annual                         Other         Underlying
         Position                              Ended           Salary        Bonus         Compensation      Options

William R. Ponsoldt                         12/31/00(1)        $     0     $     0           $11,000(2)       10,000
  Chairman of the Board and                  1/31/00           $     0     $     0           $ 3,500(2)       10,000
  Chief Executive Officer                    1/31/99           $     0     $     0           $     0               0

Alex Y. W. Ding                             12/31/00(1)        $82,659     $39,304(3)        $11,000(2)       10,000
  President, Chief Operating Officer         1/31/00           $83,170     $22,046(3)        $ 3,500(2)       10,000
  Treasurer and Director                     1/31/99           $57,575     $13,528(3)        $     0               0

------------------------
(1)  Eleven month period ended December 31, 2000

(2) Represents fees paid in connection with services as a director of the Company.

(3) Represents bonuses paid pursuant to the Company's profit sharing program described below and fair market value on date of grant of 4,125 shares issued as a stock bonus during the period ended December 31, 2000.




Option Grants in Last Fiscal Year

     The following table sets forth information concerning options granted during fiscal 2000 to the Named Executive Officers.

------------ --------------------- --------------------- -------- ----------------------
             Number of             % of Total Options
             Securities            Granted to            Exercise      Expiration
      Name   Underlying Options    Employees in Fiscal     Price          Date
             Granted               Year
------------ --------------------- --------------------- -------- ----------------------
  William R.   10,000(1)                   N/A             $2.75    December 3, 2005
  Ponsoldt
------------ --------------------- --------------------- -------- ----------------------
  Alex Ding    10,000(1)                   100%            $2.75    December 3, 2005
------------ --------------------- --------------------- -------- ----------------------
     -------------------------------

     (1) Options vest on June 4, 2001 and are immediately exercisable on that date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth information concerning the number and value of shares acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal 2000 for the Named Executive Officers.

----------------- --------------- --------------- --------------------------------- ---------------------------------
                  Shares                          Number of Securities Underlying   Value of Unexercised
                  Acquired on       Value         Unexercised Options at Year End   In-the-Money Options at Year End
   Name           Exercise          Realized
----------------- --------------- --------------- --------------------------------- ---------------------------------
                                                  Exercisable     Unexercisable     Exercisable      Unexercisable
----------------- --------------- --------------- --------------- ----------------  --------------- -----------------
William R.                0               0            10,000         10,000             N/A                N/A
Ponsoldt
----------------- --------------- --------------- --------------- ----------------- --------------- ------------------
Alex Ding                 0               0            10,000         10,000             N/A                N/A
----------------- --------------- --------------- --------------- ----------------- --------------- ------------------


     Employment Agreements. Effective August 1, 2000, the Company entered into amended and restated employment agreements with Alex Ding, Omer Esen and Linda
Kwan. The agreements are for two-year terms. Under those employment agreements, Messrs. Ding, Esen and Ms. Kwan are entitled to base annual compensation of $101,250(US), $67,480(US) and $53,980(US), respectively. Messrs. Ding, Esen and
Ms. Kwan are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year.
In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Ding, Esen and Ms. Kwan will be entitled to participate in the profit sharing program described below.

     Directors. The Company paid $5,000 and issued 1,416 shares of common stock to each of six directors (employee and non-employee) during the fiscal year ended December 31, 2000 as compensation for serving as directors. At the Annual
Meeting on November 4, 1999, the shareholders approved a directors' compensation plan that provides for the following:

     o An annual retainer for directors of $10,000, payable one-half in cash and one-half in Glas-Aire common stock, such stock to be valued at the average bid price for the common stock for the 30 days preceding their election to the Board.

                                      -34-

     o A cash fee of $125 per hour for each Board, committee or shareholders meeting attended; provided that multi-day meetings and specific consultations with Glas-Aire's executive management lasting at least eight hours are compensated on a flat per diem rate of $1,000.

     o An annual award of an option to purchase 10,000 shares of Glas-Aire's common stock, at fair market value on date of grant. Options granted under this provision expire five years from the date of grant, are exercisable in cash, and contain anti-dilution provisions.

     On November 4, 1999, each of the Company's six directors received an option to purchase 10,000 shares of the Company's common stock at an exercise price of $4.50 per share pursuant to the director's compensation plan approved by the shareholders on that date. The options expire on November 3, 2004. On December 4, 2000, each of the Company's six directors received an option to purchase 10,000 shares of the Company's common stock at an exercise price of $2.75 per share pursuant to the director's compensation plan. These options expire on December 3, 2005.

     Profit Sharing Program. Rather than paying its executives high salaries, management believes it is desirable to provide incentives through a profit sharing program. Accordingly, the Company has adopted a profit sharing program that provides that an amount equal to 10% of the Company's income before income taxes (subject to some adjustments) may be distributed to officers and employees of the Company. Distributions pursuant to the plan for the eleven month period ended December 31, 2000 aggregated approximately $112,011.

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

Item 11. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth as of March 30, 2001, the beneficial ownership of the Company's common stock by each person known to the Company to own beneficially more than 5% of the Company's common stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of common stock.

    Name and Address of             Amount and Nature of
     Beneficial Owner               Beneficial Ownership     Percent of Class(1)
----------------------------        --------------------     -------------------
William R. Ponsoldt                    1,236,594(2)(4)             46.57%
729 South Federal Highway #307
Stuart, Florida 34994

W. Douglas Moreland                      200,000                    7.59%
2727 South Havana
Aurora, Colorado  80014

Alex Ding                                144,800(3) (4)             5.45%
3137 Grandview Highway
Vancouver, B.C.,
Canada V5M 2E9

Chris G. Mendrop                          21,489(4)                 0.81%
21 Sumner Street
Colorado Springs, Colorado  80906

Marc Baldinger                            21,489(4)                 0.81%
850 Lighthouse Drive
Palm City, Florida 34990

Todd M. Garrett                           21,489(4)                 0.81%
201 Marsala Drive
Newport Beach, California 92660

Craig Grossman                            21,489(4)                 0.81%
7500 East Arapahoe Road #101
Englewood, Colorado 80112

Omer Esen                                  8,225                    0.31%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Linda Kwan                                 6,170                    0.23%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Directors and executive officers
as a group (9 persons)                 1,681,745(2)(3)(4)          61.04%

------------------------

(1) Based on 2,635,126 shares which will be outstanding after the issuance of 200,000 shares which were purchased by Mr. W. Douglas Moreland, but which had not been issued as of March 30, 2001, and shares underlying options referenced in footnote (4), below. Excludes (i) 68,000 shares of common stock issuable upon exercise of the Representative's Warrants issued in conjunction with the public offering completed in May 1996; and (ii) 320,000 shares of common stock reserved for issuance under the Company's Stock Option Plans.

(2) Includes 1,215,105 shares owned beneficially by Regency. Mr. William Ponsoldt, Sr. serves as President, Chief Executive Officer and Chairman of the Board of Directors of Regency, and has voting control of these shares.

(3) Includes 112,359 shares owned of record by Mr. Ding's mother, Mr. Sik Chun Fei. Mr. Ding may be deemed to be the beneficial owner, although not the record owner of those shares.

(4) Includes options to purchase 10,000 shares granted to each of the directors on November 4, 1999 and options to purchase 10,000 shares granted to each of the directors on December 4, 2000.

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

     The purchase price for the shares was One Million, Eight Hundred Sixty Three Thousand Dollars ($1,863,000). $1,213,000 of the purchase price for the shares was paid in cash and the balance of $650,000 was paid in the form of a promissory note due January 1, 2000 bearing interest at the rate of 7.5%. The indebtedness evidenced by the promissory note was secured by a first priority security interest in 200,000 of the shares purchased by Speed.com. In addition, payment of the indebtedness evidenced by the promissory note was guaranteed by Mr. William R. Ponsoldt, President and a director of Speed.com and President, Chief Executive Officer and Chairman of the Board of Directors of Regency. The promissory note has been paid in full.

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

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

Certain Transactions

     On March 31, 1998, the Company granted a bank a security interest in a $500,000 deposit as collateral for the issuance of a standby letter of credit (the "LC") to one of the suppliers to a wholly-owned subsidiary of Electrocon International Inc. ("EII"). Mr. Edward Ting, who was then Chairman of the Board, and Mr. Clement Cheung, who was then a member of the Board of Directors, were officers and directors of EII. As consideration for the Company agreeing to provide the security for the LC, EII agreed as follows: (i) to issue the Company a warrant exercisable for a period of five (5) years from March 25, 1998, to purchase 250,000 shares of common stock of EII at an exercise price of $1.00 per share during the first year, $1.10 per share during the second year, $1.20 per share during the third year, $1.50 per share during the fourth year and $1.75 per share during the fifth year; (ii) to pay the Company a fee in the amount of 1% of the collateral, or $5,000, payable to the Company in advance for the six-month period beginning on the date the LC is issued by the bank, and an additional fee of 1%, also payable in advance, for the six-month period immediately following the initial six-month period, if the Company's collateral continued to be utilized for the LC, with the understanding that the collateral shall be made available by the Company to collateralize the LC for a period not to exceed one year; and (iii) the pledge to the Company by Edward Ting of all shares of common stock of the Company then held by him, his wife, or under his control. Subsequently, the Board of Directors approved a loan in the principal amount of $500,000 to EII secured by 100% of Edward Ting's stock in the Company.

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

                                     PART IV

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(5)      Documents filed as part of this Form 10-K:

          1. Financial Statements: The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-16) are filed as part of this Annual Report on Form 10-KSB.

          (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000. The Company filed a Report on Form 8-K on February 15, 2001 reporting the change of its fiscal year end from January 31 to December 31.

          (c)  List of Exhibits: No exhibits are filed as part of this Form
               10-KSB.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GLAS-AIRE INDUSTRIES GROUP LTD.



Date:  April 12, 2001                       By:  /s/  Alex Yie Wie Ding
                                               --------------------------------
                                                      Alex Yie Wie Ding
                                                      President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 13, 2001                            /s/  William R. Ponsoldt
                                               --------------------------------
                                                      William R. Ponsoldt
                                                      Chief Executive Officer
                                                      and Chairman of the Board


Date:  April 12, 2001                            /s/  Alex Yie Wie Ding
                                               --------------------------------
                                                      Alex Yie Wie Ding
                                                      President, Chief Operating
                                                      Officer, Treasurer and
                                                      Director


Date:  April 12, 2001                            /s/  Omer Esen
                                               --------------------------------
                                                      Omer Esen, General Manager
                                                      and Chief Financial
                                                      Officer


Date:  April 12, 2001                            /s/  Chris G. Mendrop
                                               --------------------------------
                                                      Chris G. Mendrop, Director


Date:  April 13, 2001                            /s/  Marc Baldinger
                                               --------------------------------
                                                      Marc Baldinger, Director


Date:  April 12, 2001                            /s/  Todd M. Garrett
                                               --------------------------------
                                                      Todd M. Garrett, Director


Date:  April 16, 2001                            /s/  Craig Grossman
                                               --------------------------------
                                                      Craig Grossman, Director


Date:  April 13, 2001                            /s/  W. Douglas Moreland
                                               --------------------------------
                                                      W. Douglas Moreland

                                          Glas-Aire Industries Group Ltd.
                                        Consolidated Financial Statements
                                   For the period ended December 31, 2000



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

    Statements of Stockholders' Equity
      and Comprehensive Income                                              F-5

    Statements of Cash Flows                                                F-6

    Summary of Significant Accounting Policies                              F-8

    Notes to Consolidated Financial Statements                              F-12

================================================================================

                                                                Auditors' Report


--------------------------------------------------------------------------------

To the Stockholders of
Glas-Aire Industries Group Ltd.

We have audited the accompanying consolidated balance sheets of Glas-Aire Industries Group Ltd. and subsidiaries as of December 31, 2000 and January 31, 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the eleven month period ended December 31, 2000 and the years ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 2000 or December 31, 1999 financial statements of Regency Affiliates, Inc., the investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Regency Affiliates, Inc. represents approximately 40% of consolidated total assets as of December 31, 2000 and January 31, 2000 and 100% of the income from equity earnings for the eleven month period ended December 31, 2000 and the year ended January 31, 2000. The financial statements of Regency Affiliates, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Regency Affiliates, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with Canadian and U.S. generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. as of December 31, 2000 and January 31, 2000 and the results of its operations and its cash flows for the eleven month period ended December 31, 2000 and the years ended January 31, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.





Chartered Accountants

Langley, British Columbia, Canada
March 16, 2001

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                                     Consolidated Balance Sheets
                                                        (Stated in U.S. Dollars)


                                                   December 31,   January 31,
                                                       2000           2000
--------------------------------------------------------------------------------

Assets
Current
    Cash and cash equivalents                      $   805,743    $   650,018
    Accounts receivable, net of allowance for
       doubtful accounts of $22,621
        (January 31, 2000 - $21,277) (Note 4)        1,754,092      1,854,442
    Inventories (Notes 1 and 4)                      1,130,007        824,291
    Prepaid expenses                                    44,094        150,953
    Income taxes receivable                             24,556           --
                                                   --------------------------

                                                     3,758,492      3,479,704
Fixed assets, net (Note 2)                           2,059,860      2,020,189
Investment in parent company (Note 3)                4,022,415      3,581,059
                                                   --------------------------
                                                   $ 9,840,767    $ 9,080,952
=============================================================================

Liabilities and Stockholders' Equity
Current
    Bank Indebtedness (Note 4)                     $      --      $   118,262
    Accounts payable                                   833,600        861,923
    Accrued liabilities                                470,065        415,277
    Income taxes payable                                13,054        111,588
    Current portion of obligation under
       capital lease (Note 5)                           42,971         72,822
                                                   --------------------------

                                                     1,359,690      1,579,872
Obligation under capital lease (Note 5)                 93,283        123,198
Deferred income taxes (Note 8)                         643,678        446,826
                                                   --------------------------
                                                     2,096,651      2,149,896
                                                   --------------------------

Stockholders' equity
    Common stock (Note 6(a))                            25,940         20,467
    Additional paid-in capital                       7,782,039      5,186,701
    Retained earnings                                  369,150      2,087,136
    Accumulated other comprehensive loss
       - foreign currency translation adjustment       (93,440)       (23,675)
    Treasury stock                                    (339,573)      (339,573)
                                                   --------------------------
                                                     7,744,116      6,931,056
                                                   --------------------------
                                                   $ 9,840,767    $ 9,080,952
=============================================================================

On behalf of the Board:

                                  Director
----------------------------------
                                  Director
----------------------------------

         The accompanying summary of significant accounting policies and
            notes are an integral part of these financial statements.   F-3



=========================================================================================

                                                          Glas-Aire Industries Group Ltd.
                                                        Consolidated Statements of Income
                                                                 (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------

                                              Eleven month
                                              period ended    Year ended      Year ended
                                              December 31,    January 31,     January 31,
                                                 2000            2000            1999
                                             --------------------------------------------
Sales (Note 10)                              $ 10,929,775    $  9,725,611    $  6,639,219
Cost of sales                                   7,913,371       6,845,307       4,497,280
                                             --------------------------------------------
Gross profit                                    3,016,404       2,880,304       2,141,939
                                             --------------------------------------------
Expenses
    Research and development                      488,576         425,990         415,751
    Selling and distribution                      768,557         748,596         403,381
    General and administrative                    810,739         704,924         513,385
    Provision for profit sharing (Note 12)        112,011         106,684          89,496
                                             --------------------------------------------
                                                2,179,883       1,986,194       1,422,013
                                             --------------------------------------------

Income from operations                            836,521         894,110         719,926
                                             --------------------------------------------

Other income (expense)
    Interest income                                34,066          83,573          89,657
    Interest expense                              (20,968)        (22,463)         (9,754)
                                             --------------------------------------------
                                                   13,098          61,110          79,903
                                             --------------------------------------------

Income before income from equity
    investment and income tax expense             849,619         955,220         799,829

Income from equity investment (Note 3)            392,356         253,719            --
                                             --------------------------------------------

Income before income taxes                      1,241,975       1,208,939         799,829

Income taxes (Note 8)                             556,206         396,607         299,061
                                             --------------------------------------------

Net income for the period                    $    685,769    $    812,332    $    500,768
=========================================================================================

Earnings per share - basic and diluted       $       0.30    $       0.36    $       0.24
=========================================================================================

Weighted average number of
    shares outstanding                          2,306,905       2,229,522       2,068,933
=========================================================================================


             The accompanying summary of significant accounting policies and
                 notes are an integral part of these financial statements.           F-4



====================================================================================================================================

                                                                                                     Glas-Aire Industries Group Ltd.
                                                            Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                               Eleven month period ended December 31, 2000 and Years ended January 31, 2000 and 1999
                                                                                                            (Stated in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                              Additional                                    Other         Total
                                        Common Stock            Paid-in      Retained      Treasury     Comprehensive  Stockholders'
                                      Stock       Amount        Capital      Earnings        Stock       Income(Loss)     Equity
                                 --------------------------------------------------------------------------------------------------
Balance -
  January 31, 1998                 1,587,504   $    15,875   $ 3,462,334   $ 1,045,962    $  (236,163)   $   (75,384)   $ 4,212,624
Net income                              --            --            --         500,768           --             --          500,768
Stock issued (Note 6(h))               5,965            60        13,361          --             --             --           13,421
Stock repurchased (Note 6(g))           --            --            --            --         (103,410)          --         (103,410)
Foreign currency
  translation adjustment                --            --            --            --             --          (42,573)       (42,573)
                                 --------------------------------------------------------------------------------------------------

Balance -
  January 31, 1999                 1,593,469        15,935     3,475,695     1,546,730       (339,573)      (117,957)     4,580,830
Net income                              --            --            --         812,332           --             --          812,332
Stock issued (Note 6(f))             403,820         4,038     1,439,574          --             --             --        1,443,612
Stock dividend
  (Note 6(e))                         49,441           494       271,432      (271,926)          --             --             --
Foreign currency
  translation adjustment                --            --            --            --             --           94,282         94,282
                                 --------------------------------------------------------------------------------------------------
Balance -
  January 31, 2000                 2,046,730   $    20,467   $ 5,186,701   $ 2,087,136    $  (339,573)   $   (23,675)   $ 6,931,056
Net income                              --            --            --         685,769           --             --          685,769
Income from equity investment,
  net of income taxes (Note 3)          --            --            --          32,340           --             --           32,340
Stock dividend
  (Note 6(c))                        515,758         5,158     2,430,937    (2,436,095)          --             --             --
Stock issued (Note 6(b))              31,510           315       164,401          --             --             --          164,716
Foreign currency
  translation adjustment                --            --            --            --             --          (69,765)       (69,765)
                                 --------------------------------------------------------------------------------------------------
Balance -
  December 31, 2000                2,593,998   $    25,940   $ 7,782,039   $   369,150    $  (339,573)   $   (93,440)   $ 7,744,116
===================================================================================================================================

Comprehensive income and its components consist of the following:
                                                                                        2000               2000             1999
                                                                                    -----------------------------------------------
  Net income                                                                        $   685,769        $   812,332       $  500,768
  Foreign currency translation adjustment                                               (69,765)            94,282          (42,573)
                                                                                    -----------------------------------------------
  Comprehensive income                                                              $   616,004        $   906,614       $  458,195
                                                                                    ===============================================


                                  The accompanying summary of significant accounting policies and
                                     notes are an integral part of these financial statements.                                  F-5



============================================================================================

                                                             Glas-Aire Industries Group Ltd.
                                                       Consolidated Statements of Cash Flows
                                                                    (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------

                                                  Eleven month
                                                  period ended    Year ended     Year ended
                                                  December 31,    January 31,    January 31,
                                                      2000            2000          1999
                                                  -----------------------------------------
Increase (decrease) in cash
Cash flows from:
Operating activities
    Net income for the period                     $   685,769    $   812,332    $   500,768
    Depreciation                                      251,475        237,124        186,664
    Deferred income taxes                             199,328         88,322         77,177
    Gain on sale of fixed assets                         (742)          --           (3,992)
    Non-cash compensation expense (Note 6(b))          54,007         18,413         13,421
    Investment services (Note 6(b))                   110,709         65,860           --
    Income from equity investment (Note 3)           (392,356)      (253,719)          --
    Changes in operating assets and liabilities
    Accounts receivable, net                           44,730       (835,246)       206,030
    Inventories                                      (331,118)      (154,456)        72,368
    Prepaid expenses                                  104,507        (64,457)       (15,239)
    Accounts payable                                    1,299        321,114        236,987
    Accrued liabilities                                63,779        116,093         57,147
    Income taxes payable, net                        (123,993)        11,383          5,333
                                                  -----------------------------------------
    Net cash provided by operating activities         667,394        362,763      1,336,664
                                                  -----------------------------------------
Financing activities
    Repayment of obligation
       under capital lease                            (52,984)       (57,849)       (34,648)
    Repurchase of stock                                  --             --         (103,410)
    Increase (decrease) in bank indebtedness         (115,357)       115,070           --
                                                  -----------------------------------------
    Net cash provided by (used in)
       financing activities                          (168,341)        57,221       (138,058)
                                                  -----------------------------------------

Investing activities
    Issuance of note receivable                          --             --         (506,806)
    Repayment of note receivable                         --          506,806           --
    Investment in parent company (Note 3)                --       (1,968,000)          --
    Proceeds from sale of fixed assets                  9,983           --           16,821
    Purchase of fixed assets                         (343,744)      (439,375)      (227,450)
                                                  -----------------------------------------
    Net cash used in investing activities            (333,761)    (1,900,569)      (717,435)
                                                  -----------------------------------------
    Foreign currency translation
       adjustment affect on cash balances              (9,567)        20,068        (16,589)
                                                  -----------------------------------------

Increase (decrease) in cash and equivalents
    during the period                                 155,725     (1,460,517)       464,582

Cash and equivalents, beginning of period             650,018      2,110,535      1,645,953
                                                  -----------------------------------------
Cash and equivalents, end of period               $   805,743    $   650,018    $ 2,110,535
===========================================================================================


              The accompanying summary of significant accounting policies and
                  notes are an integral part of these financial statements.             F-6



=======================================================================================

                                                        Glas-Aire Industries Group Ltd.
                                      Consolidated Statements of Cash Flows (continued)
                                                               (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------

                                            Eleven month
                                            period ended    Year ended      Year ended
                                            December 31,    January 31,     January 31,
                                                2000           2000            1999
                                            -------------------------------------------


Supplemental disclosure of cash flow
    relating to:

       Interest income                      $   34,754      $  113,020      $   64,710

       Interest expense                         20,079          22,458           9,754

       Income taxes                            478,957         291,409         206,701

       Increase in obligation
         under capital lease                     5,683         129,875         152,108

Common stock issued in exchange
    for common stock in parent (Note 3)           --         1,359,340            --

Common stock issued in exchange
    for compensation (Note 6(b))                54,007          18,413          13,421

Common stock issued in exchange
    for investment services (Note 6(b))        110,709          65,860            --
=======================================================================================


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

Change in year-end            The Company changed its year-end from January 31
                              to December 31 effective December 31, 2000. The eleven month period ended December 31, 2000 is not indicative of a full year (Note 13).

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

Fixed Assets                  Fixed assets are recorded at cost less accumulated
                              depreciation. With exception of leasehold improvements, depreciation is calculated using the declining-balance method, at the following annual rates over the estimated depreciable lives:

                              Office equipment                     -  10%
                              Manufacturing equipment              -  10%
                              Computer equipment                   -  15%
                              Dies and molds                       -  10%
                              Automotive                           -  30%
                              Equipment under capital lease        -  10%

                              For leasehold improvements, depreciation is calculated using the straight line method over the shorter of the estimated economic life or the lease term.

Long-Term                     Investment in parent company is accounted for
  Investment                  using the equity method of accounting.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

Per Share Information         The Company has adopted Financial Accounting
                              Standards Board ("FASB") issued Statement of
                              Financial Accounting Standards ("SFAS") No. 128,
                              Earnings Per Share ("EPS") which requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised.
                              For the Company, warrants to purchase 68,000
                              shares and stock options to purchase 120,000 shares of the Company's common stock were anti-dilutive during the eleven month period ended
                              December 31, 2000. The warrants and options were also anti-dilutive in the year ended 2000 and the warrants were anti-dilutive in the year ended 1999 and as such, dilutive EPS amounts are the same as basic EPS for all periods presented. EPS has been restated for stock dividends. Treasury stock held by the Company is not included in the number of shares outstanding.

Stock Dividend                The Company accounts for stock dividends in
                              accordance with Accounting Research Bulletin No.
                              43, which requires a transfer of an amount equal to the fair value of the stock issued from retained earnings to additional paid in capital as permanent capitalization. Where the fair value of the stock dividend exceeds cumulative retained earnings at measurement date, the balance is accounted for as a distribution at par value of the stock issued.

Cash Equivalents              Cash equivalents consist of short term deposits
                              with maturity of ninety days or less.

Research and                  Research and development costs are expensed as
  Development                 incurred.

Income Taxes                  The Company accounts for income taxes in
                              accordance with SFAS No. 109, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.



================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

Stock Based                   The Company applies Accounting Principles Board
  Compensation                ("APB") Opinion No. 25, "Accounting for Stock
                              Issued to Employees", and related interpretations
                              in accounting for stock option plans. Under APB
                              25, compensation cost is recognized for stock
                              options granted at prices below market price of
                              the underlying common stock on date of grant.

                              SFAS No. 123, "Accounting for Stock-Based
                              Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
                              123.

Foreign Currency              The Company conducts business in both Canada and
Translation                   the United States and uses the U.S. dollar as its
                              reporting currency. The functional currency of the
                              Canadian subsidiaries is the Canadian dollar. The
                              financial statements of the Canadian subsidiaries
                              have been translated under SFAS No. 52. Assets and
                              liabilities are translated at the rate of exchange
                              at the balance sheet date and revenues and
                              expenses are translated at the average exchange
                              rates during the period. The resulting exchange
                              gains and losses are shown as a separate component
                              of stockholders' equity.

                              All figures are reported in U.S. dollars. Exchange rates between the U.S. and Canadian dollar for the eleven month period and for each of the applicable years reported in these financial statements, with bracketed figures reflecting the average exchange rate for the eleven month period and each year, are:

                              December 31, 2000  - 1 U.S. $1.4995 Cdn. $ (1.4820 Cdn. $)
                              January 31, 2000   - 1 U.S. $1.4456 Cdn. $ (1.4857 Cdn. $)
                              January 31, 1999   - 1 U.S. $1.5110 Cdn. $ (1.4861 Cdn. $)

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

                                                                           F-10

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

Financial Instruments         The Company's financial instruments consist of
                              cash and equivalents, accounts receivable, investment in parent company, bank indebtedness and accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise stated.

Concentration of              As a Canadian manufacturer, the Company has a
 Exchange Risk                significant volume of expense transactions
                              denominated in Canadian currency.

Concentration of              As a manufacturer of automotive accessories, the
 Credit Risk                  Company grants credit to customers exclusively
                              within the automotive manufacturing industry.

Revenue Recognition           The Company recognizes revuenue on the sale of
                              products at the time the products are shipped to its customers.

New Accounting                SFAS No. 133, "Accounting for Derivative
Standards                     Instruments and Hedging Activities" is effective
                              for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any affect on its financial statements.



================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

1.    Inventories
                                                        December 31,  January 31,
                                                           2000          2000
                                                        -------------------------


      Raw materials                                      $  775,929   $  468,943
      Work-in-progress                                      252,761      204,961
      Finished goods                                        101,317      150,387
                                                          ----------------------


                                                         $1,130,007   $  824,291
                                                         =======================

--------------------------------------------------------------------------------

2.    Fixed Assets
                                    December 31, 2000          January 31, 2000
                               ---------------------------------------------------

                                            Accumulated               Accumulated
                                   Cost     Depreciation    Cost      Depreciation

      Office equipment         $  272,506   $   77,647   $  234,116   $   62,399
      Manufacturing
         equipment              1,429,835      618,216    1,276,967      559,025
      Computer equipment          230,832      142,767      224,436      121,680
      Dies and molds              942,786      402,798      898,228      332,023
      Automotive                   16,251        1,219       18,851        6,315
      Leasehold improvements      247,436       82,650      238,247       63,405
      Equipment under
         capital lease            292,273       46,764      303,171       28,980
                               -------------------------------------------------

                               $3,431,921   $1,372,061   $3,194,016   $1,173,827
                               =================================================

      Net book value                        $2,059,860                $2,020,189
                                            ==========                ==========

--------------------------------------------------------------------------------

3.    Investment in Parent Company

      During the year-ended January 31, 2000, Regency Affiliates, Inc.
      ("Regency") acquired a 51% controlling interest in the Company.

                                                                           F-12



================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

3.   Investment in Parent Company (continued)

     On July 31, 1999, the Company exchanged 288,000 of its common stock for 1,188,000 common stock of Regency. This exchange was valued at $1,045,440
     ($3.63 per share). On August 6, 1999, the Company acquired an additional
     2,852,375 common stock of Regency by exchanging 86,000 (valued at $313,900 or $3.65 per share) of its common stock and cash of $1,968,000. The values were determined based on share exchanges between independent parties. Total value of common stock exchanged on the above transactions was $1,359,340
     (Note 6(f)(i)). As at August 6, 1999, the Company had acquired a 26% interest in Regency. At December 31, 2000 the interest in Regency was approximately 23.5% (January 31, 2000 - 24%)

     The Company accounts for its investment in Regency as an asset using the equity method of accounting. The investment in the parent company included in the consolidated balance sheet at December 31, 2000 is $4,022,415. The income from the Company's equity share of earnings of Regency net of amortization of goodwill of $10,100 (January 31, 2000 - $5,500) for the period ended December 31, 2000, is $441,356 (January 31, 2000 - $253,719).
     As the Company is only reporting on an eleven month period, its share of earnings has been reduced by $49,000 reflecting the Company's share of one month of earnings. This amount, net of deferred taxes of $16,660 has been credited directly to equity. Goodwill of $165,635 resulted from the acquisition and is being amortized straight-line over a period of 15 years.
     Accumulated amortization at December 31, 2000 was $15,600 (January 31, 2000
     - $5,500).

     At December 31, 2000 Regency stock was trading at $0.469 per share and the total value of shares owned by the Company based on December 31, 2000 trading value was $1,894,936.

     The effect of the Company's reciprocal shareholding on the proportionate interest of Regency's income since August 6, 1999 has been eliminated in the statement of income. The effect of the investment transaction and equity earnings are summarized as follows:

                                                             December 31,  January 31,
                                                                2000         2000
                                                             -----------------------
     Equity in net assets of Regency
     Affiliates, Inc.                                        $3,161,705   $3,161,705
     Goodwill                                                   165,635      165,635
     Cumulative equity earnings, net of cumulative
     amortization of goodwill of $15,600
     (January 31, 2000 - 5,500)                                 695,075      253,719
                                                             -----------------------

                                                             $4,022,415   $3,581,059
                                                             =======================

                                                                               F-13

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

3.   Investment in Parent Company (continued)

     Summarized financial information of Regency is as follows:

                                                       December 31, December 31,
                                                           2000        1999
                                                       ------------------------

     Consolidated Balance Sheet data ('000)

         Assets                                        $  37,017      $  33,658
                                                       ========================

         Liabilities                                      20,941         20,022

         Shareholder's Equity                             16,076         13,636
                                                       ------------------------

                                                       $  37,017      $  33,658
                                                       ========================

     Consolidated Statement of Operations data ('000)

         Sales                                         $  14,343      $   7,835
                                                       ========================

         Loss from operations                               (814)          (904)
                                                       ========================

         Net income                                    $   2,155      $   2,292
                                                       ========================

-------------------------------------------------------------------------------

4.   Bank Indebtedness
                                                       December 31, January 31,
                                                           2000        2000
                                                       ------------------------

     Revolving bank loan                               $    --        $ 118,262
                                                       ========================

     The revolving bank loan is a Cdn. $2,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (6.5% - December 31, 2000; 6.5% - January 31, 2000) plus "%. This line of credit is renewable annually in April of each year.

     In addition the Company has a Cdn $1,000,000 equipment purchase facility and a Cdn $1,400,000 acquisition facility. These facilities will bear interest at Canadian bank prime rate plus 1/2%. The facilities were not used during the year.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

4.   Bank Indebtedness (continued)

     The following have been provided as collateral for the overdraft facility:

     (a)general assignments of accounts receivable and inventories.

     (b)a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company.

     (c)an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd.

--------------------------------------------------------------------------------

5.   Obligations under Capital Lease

     The minimum lease payments required under capital leases of manufacturing equipment expiring together with the balance of the obligation are as follows:

                2001                                              $  57,586
                2002                                                 32,345
                2003                                                 32,345
                2004                                                 31,997
                                                                  ---------
                Total minimum lease payments                        154,273
                Option to purchase                                    3,912
                                                                  ---------
                                                                    158,185
                Less amounts representing interest
                  at 6.5% to 8.6% per annum                          21,931
                                                                  ---------
                                                                    136,254
                Less current portion                                 42,971
                                                                  ---------

                                                                  $  93,283
                                                                  =========



======================================================================================

                                                       Glas-Aire Industries Group Ltd.
                                            Notes to Consolidated Financial Statements
                                                              (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------

6.   Share Capital

       (a) Authorized

           30,000,000  Common stock with a par value
                       of $0.01 each
            1,000,000  Preferred stock with a par value
                       of $0.01 each
                                                              December 31,  January 31,
                                                                 2000         2000
                                                               ---------------------
           Issued

            2,593,998  Common stock
                       (January 31, 2000 - 2,046,730)          $ 25,940      $ 20,467
                                                               ======================

           In connection with a public offering in 1996, the Company issued warrants to the underwriters to purchase shares as follows:

                      Shares           Price          Expiry Date
                      -------------------------------------------
                      68,000         $  6.00          April 2001

           On March 6, 2000, the Company amended its articles of incorporation to reflect an increase in its authorized share capital from 3,000,000 common stock at $0.01 par value to 30,000,000 common stock at $0.01 par value and 1,000,000 preferred stock at $0.01 par value.

       (b) The Company issued 31,510 common stock during the period ended
           December 31, 2000. This total consists of the following:

                                                                           Additional
                                                            Common Stock     Paid in
                                                          Stock     Amount   Capital
                                                          ---------------------------
           (i)  Stock issued to an investor relations
                company in return for services.           12,300   $  123    $ 77,748

           (ii) Stock issued to an investor relations
                company in return for services.            2,875       29      32,809
                                                          ---------------------------

       Carried forward                                    15,175      152     110,557


                                                                                F-16

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

6.   Share Capital (continued)
                                                                      Additional
                                                   Common Stock        Paid in
                                                 Stock    Amount       Capital
                                                 ------------------------------

     Brought forward                             15,175   $ 152       $ 110,557

        (ii)    Stock issued to certain
                employees as part of their
                compensation.                     7,839      78          23,929

        (iii)   Stock issued to directors
                as part of their compensation.    8,496      85          29,915
                                                 ------------------------------
                                                 31,510   $ 315       $ 164,401
                                                 ==============================



================================================================================================================================

                                                                                                 Glas-Aire Industries Group Ltd.
                                                                                      Notes to Consolidated Financial Statements
                                                                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------------

6.   Share Capital (continued)

     (c) Pursuant to a stock dividend announced October 28, 1999 and subsequent revision March 6, 2000, the Company issued 515,758 common stock during the period ended December 31, 2000. The Company has accounted for the stock dividends in part by a transfer of $2,436,095 from retained earnings to additional paid in capital.




                          Total               Common                                                  Additional
                      Common Stock            Stock           Total             Common Stock           Paid in       Retained
                      Outstanding    %    Trading Price     Fair Value        Stock       Amount       Capital       Earnings
                      ---------------------------------------------------------------------------------------------------------
March 10, 2000         1,899,061    21.0   $     10.88     $ 4,338,977       398,803   $     3,988   $ 2,156,438    $(2,160,426)

June 15, 2000          2,306,360     2.5          4.43         255,891        57,659           577        93,468        (94,045)

September 13, 2000     2,371,858     2.5          3.06         181,624        59,296           593       181,031       (181,624)
                      ---------------------------------------------------------------------------------------------------------

                            --       --            --            --          515,758   $     5,158   $ 2,430,937     (2,436,095)
                      =========================================================================================================


                                                                                                                               F-18

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

6.   Share Capital (continued)

     (d) On February 16, 2001, 200,000 common stock were issued pursuant to a private placement.

     (e) On October 28, 1999, the Company announced a stock dividend to be issued in a series of 2.5% increments for a cumulative total of 10.5%. The stock dividend was determined on a cumulative basis on the total outstanding common stock on the following dates of record: December 10, 1999, March 10, 2000, June 12, 2000 and September 11, 2000. On
          December 10, 1999, 49,441 common stock were issued representing 2.5% of 1,977,289 common stock outstanding. On December 10, 1999, the common stock was trading at $5.50 for a total fair value of $271,926.

     (f) The Company issued 403,820 common stock during the year ended January 31, 2000. This total consists of the following:

                                                                      Additional
                                                    Common Stock         Paid in
                                                Stock       Amount       Capital
                                                --------------------------------

           (i)  Stock issued in exchange for
                stock in parent company on the
                following dates (Note 3):

                    - July 31, 1999             288,000    $ 2,880   $ 1,042,560
                    - August 6, 1999            86,000         860       313,040
                                                --------------------------------

                Carried forward                374,000       3,740     1,355,600

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

6.   Share Capital (continued)
                                                                      Additional
                                                    Common Stock         Paid in
                                                 Stock      Amount       Capital
                                                --------------------------------

     Brought forward                             374,000    $ 3,740  $ 1,355,600

          (ii) Stock issued to certain
               employees as part of their
               compensation.                      9,820         98        18,314

          (iii)Stock issued to an investor
               relations company in return for
               services.                         20,000        200        65,660
                                                --------------------------------
                                                403,820    $ 4,038   $ 1,439,574
                                                ================================


     (g) During the year ended January 31, 1999, the Company repurchased 55,472 common stock, at stock prices between $1.50 and $1.97 per share, amounting to $103,410. These shares were acquired at fair market value and are accounted for as treasury stock until reissued or retired. The purchase of the stock reduced stockholders' equity. Common stock held in treasury at December 31, 2000 was 158,872 (January 31, 2000 - 158,872 common shares).

     (h) On May 29, 1998, the Company issued stock to certain employees as part of their compensation. The total number of common stock issued was 5,965 with a fair value of $13,421.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

7.   Stock Option Plans

     Incentive and Non-Qualified Plans
     During the year ended January 31, 1997, the Company's Board of Directors approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. Each plan provides for granting options to purchase not more than 160,000 shares of the Company's common stock. The Incentive Stock Option Plan is to be available to management and employees of the Company. The Non-Qualified Stock Option Plan is to be available to certain key employees, independent contractors, technical advisors and directors of the Company. Vesting for both plans will be determined at the date of grant. Upon granting, the options will have a five year life.

     At December 31, 2000 no options had been granted under either plan.

     Director Compensation

     On November 4, 1999 and December 4, 2000 the Company issued 60,000 and 60,000 respectively, common stock options at the exercise prices of $4.50 and $2.75 to the directors in accordance with the director's compensation program approved by the shareholders. The 1999 options vested on May 4, 2000 and the 2000 options vest on June 4, 2001 and are exercisable until November 4, 2004 and December 3, 2005 respectively.

     Under the accounting provisions of SFAS No. 123, pro-forma information regarding Net Income and EPS is required as if the Company had accounted for its stock options under the fair value method.

     The Board of Directors granted 60,000 options to its directors on November 4, 1999 and on December 5, 2000. The fair value of each grant is estimated at the date of grant using a Black-Scholes option pricing model.

     On November 4, 1999 the weighted average fair value of options granted was $4.04 using the following weighted average assumptions: no dividends, a risk-free interest rate of 5.64%, volatility factor of the expected market price of the Company's common stock of 216% and a weighted average expected life of the option of 36 months. The options vested on May 4, 2000 and expire November 4, 2004.

     On December 4, 2000 the weighted average fair value of options granted was estimated to be $1.73 using the following weighted average assumptions: no dividends, a risk-free interest rate of 5.61%, volatility factor of the expected market price of the Company's common stock of 96% and a weighted average expected life of the option of 36 months. The options vest on June 4, 2001 and expire December 3, 2005.



==========================================================================================

                                                           Glas-Aire Industries Group Ltd.
                                                Notes to Consolidated Financial Statements
                                                                  (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------

7.   Stock Option Plans (continued)

     Under SFAS No. 123, the Company's Net Income and EPS would have decreased to the pro-forma amounts indicated below:


                                  Eleven month
                                  period ended                   Year ended
                                  December 31,                  January 31,
                                          2000                         2000
                                   As reported     Pro-forma    As reported     Pro-forma
                                  --------------------------------------------------------
     Net income for the year       $  685,769     $  545,769     $  812,332     $  629,447
     Earnings per share
         basic and diluted               0.30           0.24           0.36           0.28


     A summary of the status of the Company's stock options outstanding as of December 31, 2000 is as follows:

                                                                     Weighted     Weighted
                                                   Number of          Average      Average
                                                     Options   Exercise Price   Fair Value
                                                  ----------------------------------------

     Granted - November 4, 1999                       60,000     $     3.34     $     4.04
     Granted - December 5, 2000                       60,000     $     2.75     $     1.73
                                                  ----------------------------------------
                                                     120,000
                                                  ==========

------------------------------------------------------------------------------------------

8.   Income Taxes

     The provision for income taxes in the consolidated statements of income consists of:

                                                December 31,    January 31,    January 31,
                                                        2000           2000           1999
                                                 -----------------------------------------

     Current                                     $   356,878     $  308,285     $  221,884
     Deferred                                        199,328         88,322         77,177
                                                 -----------------------------------------

                                                 $   556,206     $  396,607     $  299,061
                                                 =========================================


                                                                                     F-22



===========================================================================================

                                                            Glas-Aire Industries Group Ltd.
                                                 Notes to Consolidated Financial Statements
                                                                   (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------

8.   Income Taxes (continued)
                                               Eleven months
                                                       ended    Year ended       Year ended
                                                December 31,   January 31,      January 31,
                                                        2000          2000             1999
                                                  -----------------------------------------
     Federal tax at the US federal
        statutory rate                            $  422,271      $ 411,039       $ 271,942
     Federal tax of income taxed
        at a lower rate                               (9,996)        (2,378)         (8,530)
     Canadian income taxes at a
        higher rate                                   45,246         43,188          34,303
     Permanent differences for
        non-deductible expenses                        9,683          2,715           4,576
     Over or (under) accruals                         89,002       (57,957)         (3,230)
                                                  -----------------------------------------

                                                  $  556,206     $  396,607       $ 299,061
                                                  =========================================

     The components of deferred taxes are as follows:

                                                  December 31,                  January 31,
                                                          2000                         2000
                                      -----------------------------------------------------
                                                      Temporary                   Temporary
                                       Difference    Tax Effect     Difference    Tax Effect
     Deferred tax asset
       Stock compensation             $   189,528  $     64,440    $      --      $    --
                                      ------------------------------------------------------
     Deferred tax liabilities
       Depreciation
         Canada                         1,207,950       466,488       1,156,982     446,826
         U.S. equity earnings             710,675       241,630         259,219        --
                                      ------------------------------------------------------
                                        1,918,625       708,118       1,416,201     446,826
                                      ------------------------------------------------------

     Net deferred tax liability       $ 1,729,097  $    643,678    $  1,416,201   $ 446,826
                                      ======================================================

--------------------------------------------------------------------------------------------

9.   Commitment

     The Company is committed to the minimum lease payment of $110,155 for each of the next three years with a five year renewal optionunder an operating lease for premises. Rent expense was $165,393, $113,514 and $106,312 for the eleven month period ended December 31, 2000 and for the years ended
     January 31, 2000 and 1999 respectively.

                                                                                       F-23

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

10.  Sales Information ('000)

     (a)Sales figures include sales to customers who are located in the following countries:

                                    December 31,     January 31,     January 31,
                                            2000            2000            1999
                                    --------------------------------------------

     United States                  $      9,217     $     8,207     $     5,481
     Canada                                1,364           1,231             874
     Japan and other                         349             287             284


     (b)Sales to customers who each accounted for more than 10% of the Company's sales are as follows:

                                    December 31,     January 31,     January 31,
                                            2000            2000            1999
                                    --------------------------------------------

     Customer 1                     $      3,718     $     2,930     $     2,094
     Customer 2                            3,215           2,853           1,637
     Customer 3                            1,607           1,640           1,404
     Customer 4                              -               994              -


     (c) Sales figures are comprised of sales in the following product lines:

                                    December 31,     January 31,     January 31,
                                            2000            2000            1999
                                    --------------------------------------------

     Sunroof wind deflectors        $      6,558     $   5,446       $     2,722
     Hood protectors                       3,388         3,112             2,457
     Rear air deflectors                    984          1,167             1,460

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

11.  Related Party Transactions

     The Company had the following transactions with related parties that were not disclosed else where in these financial statements:

                                         December 31,  January 31,   January 31,
                                                 2000         2000          1999
                                         ---------------------------------------
     Fees paid to
        directors/shareholders for
        ongoing consulting services      $   52,500    $    15,000   $    68,000

     Interest earned on promissory note        --             --           6,806


     The transactions were in the normal course of operations and are measured at the exchange value, which is the amount of consideration established and agreed to by the related parties.

--------------------------------------------------------------------------------

12.  Profit Sharing Program

     In 1994, the Company adopted a profit sharing program which provides that 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company.

--------------------------------------------------------------------------------

13.  Transition Reporting

     The following table of selected consolidated financial data provides an eleven month comparison of the results of operations through December 31, 2000 and 1999 (the transition period). The 1999 transition period figures are unaudited, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. All adjustments made were of a normal recurring nature. Condensed consolidated results of operations for the comparable 2000 and 1999 eleven month period are as follows:


                                                         Eleven months ended
                                                      December 31,  December 31,
                                                              2000         1999
                                                     --------------------------
      Sales                                          $  10,929,775  $ 8,791,083
      Gross profit                                       3,016,404    2,714,902
      Income taxes                                         556,206      396,702
      Net income                                           685,769      648,836
      Earnings per share - basic and diluted                  0.30         0.29