Form 10QSB
period 2001-03-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2001-05-15
CIK 911441

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001
                                           --------------


            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from __________________ to

            Commission file number 1-14244
                                   -------

                        GLAS-AIRE INDUSTRIES GROUP LTD.
  --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             NEVADA                                               84-1214736
---------------------------------                            -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation  or organization)                             Identification No.)



                3137 GRANDVIEW HIGHWAY, VANCOUVER, B.C. V5M 2E9
       ----------------------------------------------------------------
                    (Address of principal executive office)

                                (604) 435-8801
--------------------------------------------------------------------------------
                           (Issuer telephone number)

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

     Yes ___X_____  No   ________

Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 2,593,998 shares with 162,844 shares in Treasury as of March 31, 2001.

     Transitional Small Business disclosure Format   Yes         No   X
                                                         ------     -------

                        Glas-Aire Industries Group Ltd.

                                     INDEX
                                     -----


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets -
           March 31, 2001 and December 31, 2000                                1

          Consolidated Condensed Statement of Operations
           for the three months ended March 31, 2000 and 2001                  2

          Consolidated Condensed Statement of Stockholder's Equity             3

          Consolidated Condensed Statement of Cash Flow
           for the three months ended March 31, 2000 and 2001                  4

          Notes to Consolidated Condensed Financial Statements               6-7

          Forward Looking Statement                                            8

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9-10

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                    11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                        Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                             March 31,                December 31,
                                                2001                      2000
                                            (Unaudited)                (Audited)
                                            -----------               ------------
Assets
Current
  Cash and equivalents                      $ 1,527,348                $  805,743
  Accounts receivable                         1,150,745                 1,754,092
  Inventories                                 1,096,897                 1,130,007
  Income taxes recoverable                       52,372                    24,556
  Prepaid expenses                              100,627                    44,094
                                             ----------                ----------
                                              3,927,989                 3,758,492
Fixed assets, net                             2,038,201                 2,059,860
Investment in parent company                  4,128,835                 4,022,415
                                             ----------                ----------
                                            $10,095,025                $9,840,767
                                             ==========                ==========

Liabilities and Shareholders' Equity
Current
  Bank indebtedness                          $        -                $        -
  Accounts payable                              500,155                   833,600
  Accrued liabilities                           556,242                   470,065
  Incomes taxes payable                         107,156                    13,054
  Current portion - capital lease                28,386                    42,971
                                             ----------                ----------
                                              1,191,939                 1,359,690
Obligation under capital lease                   83,075                    93,283
Deferred income taxes                           655,950                   643,678
                                             ----------
                                              1,930,964                 2,096,651
                                             ----------                ----------
Shareholders' equity
  Common stock                                   26,140                    25,940
  Additional paid-in capital                  8,081,839                 7,782,039
  Retained earnings                             517,350                   369,150
  Accumulated other comprehensive income       (121,695)                  (93,440)
  Treasury stock                               (339,573)                 (339,573)
                                             ----------                ----------
                                              8,164,061                 7,744,116
                                             ----------                ----------
                                            $10,095,025                $9,840,767
                                             ==========                ==========

                 See accompanying notes to financial statements

                        Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Operations
                                  (Unaudited)



                                                        Three Months Ended
                                                     ------------------------
                                                      March 31,     March 31,
                                                        2001          2000
                                                     ----------   -----------
Sales                                                $2,962,047    $2,496,336
Cost of sales                                         2,220,552     1,745,619
                                                     ----------    ----------
Gross profit                                            741,495       750,717
                                                     ----------    ----------
Expenses
  Depreciation                                           67,129        65,221
  Research and development                              119,550       138,108
  Selling and distribution                              207,218       149,929
  General and administrative                            189,979       175,018
  Provision for profit sharing                           21,771        29,820
  Interest income                                       (15,333)      (10,926)
  Interest expense                                        6,478        16,151
                                                     ----------    ----------
                                                        596,792       563,321
                                                     ----------    ----------
Income  before income from equity
   investment and income tax expense                    144,703       187,396

Income from equity investment                           106,420        93,190
                                                     ----------    ----------
Income before income taxes                              251,123       280,586
Income taxes - current                                   68,923       107,340
Income taxes - deferred                                  34,000             -
                                                     ----------    ----------
Net income for the period                            $  148,200    $  173,246
                                                     ==========    ==========

Net income per share of common stock                 $    0.061    $    0.072
                                                     ----------    ----------
Weighted average common shares outstanding
(after deducting 162,844 shares of treasury stock
 held by the Company)                                 2,431,154     2,412,789
                                                     ----------    ----------




                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                    Three Months Ended
                                                                 ------------------------
                                                                  March 31,     March 31,
                                                                     2001          2000
                                                                 ----------    ----------
Increase (decrease) in cash
Cash flows from:
Operating activities
  Net income for the period                                      $  148,200    $  173,246
  Depreciation                                                       67,129        65,221
  Deferred income taxes                                              12,272        88,322
  Net changes in operating assets and liabilities
  Accounts receivable                                               603,347       786,967
  Inventories                                                        33,110        89,179
  Income taxes recoverable                                          (27,816)            -
  Prepaid expense                                                   (56,533)      122,748
  Accounts payable                                                 (333,445)     (115,989)
  Accrued liabilities                                                86,177      (165,970)
  Income taxes payable                                               94,102        12,433
  Stock issued for investment services                                             84,272
  Income from equity investment                                    (106,420)      (93,190)
                                                                 ----------    ----------
  Net cash provided by operating activities                         520,123     1,047,239
                                                                 ----------    ----------

Financing activities
  Increase in obligation under capital lease                                      129,875
  Repayment of capital lease                                        (24,794)       (8,331)
  Decrease in bank indebtedness                                                  (470,846)
  Common stock                                                      300,000             -
                                                                 ----------    ----------
  Net cash (used in) financing activities                           (24,794)     (349,302)
                                                                 ----------    ----------

Investing activities
  Repayment of note receivable                                                          -
  Purchase of fixed assets                                          (45,469)     (247,231)
                                                                 ----------    ----------
  Net cash provided by (used in) investing activities               (45,469)     (247,231)
                                                                 ----------    ----------
Foreign currency translation adjustment
   affect on cash balances                                          (28,255)       (3,961)
                                                                 ----------    ----------

Increase in cash during the period                                  721,605       446,745

Cash and equivalents, beginning of period                           805,743       461,977
                                                                 ----------    ----------

Cash and equivalents, end of period                              $1,527,348    $  908,722
                                                                 ==========    ==========

                 See accompanying notes to financial statements

                        Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                          Three Months Ended
                                                   -----------------------------
                                                   March 31,           March 31,
                                                     2001                2000
                                                     ----                ----

Supplemental disclosure of cash flow relating to:

  Interest expense                                  $6,478           $    16,151


  Income taxes                                     $86,695           $   146,001



                 See accompanying notes to financial statements

                        Glas Aire Industries Group Ltd.
  Consolidated Statement of Stockholders' Equity First Quarter Ended March 31,
                                      2001


---------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                               Additional                              Other           Total
---------------------------------------------------------------------------------------------------------------
                           Common     Stock     Paid-in    Retained    Treasury    Comprehensive   Stockholder'
                            Stock     Amount    Capital    Earnings      Stock         Income         Equity
---------------------------------------------------------------------------------------------------------------
Balance -
   December 31, 2000      2,593,998   $25,940  $7,782,039   $369,150   $(339,573)      $ (93,440)    $7,744,116
---------------------------------------------------------------------------------------------------------------

Net income                                                   148,200                                    148,200
---------------------------------------------------------------------------------------------------------------

Stock issues                200,000       200     299,800                                               300,000
---------------------------------------------------------------------------------------------------------------

 Stock dividends
---------------------------------------------------------------------------------------------------------------
Foreign currency
 Translation                                                                             (28,255)       (28,255)
  adjustment
---------------------------------------------------------------------------------------------------------------
Balance -
   March 31, 2001         2,793,998   $26,140  $8,081,839   $517,350   $(339,573)      $(121,695)    $8,164,061
---------------------------------------------------------------------------------------------------------------

                        Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statement

                                 March 31, 2001

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the eleven month period ended December 31, 2000.

3. Inventories by component are as follows:

                          March 31   December 31,
                            2001          2000
                         ----------    ----------

     Raw materials       $  768,158    $  775,929
     Work-in-progress       191,322       252,761
     Finished goods         137,417       101,317
                         ----------    ----------
                         $1,096,897    $1,130,007

4    Changes to share capital during the period are as follows:

     a) On January 20, 2000, the Company issued 20,000 shares of common stock to the principals of a investor relations company in return for services. Common stock and additional paid in capital increased by $200 and $46,800, respectively.

     b) On February 1, 2000, the Company issued 12,300 shares of common stock to the principals of a investor relations company in return for services. Common stock and additional paid in capital increased by $123 and $77,748, respectively.

     c) On March 9, 2000, the Company issued 2,875 shares of common stock to an investor relations company in return for services. Common stock and additional paid in capital increased by $29 and $32,809, respectively.

     d) Pursuant to a 21% stock dividend declared March 06, 2000, 398,803 shares of common stock were issued on March 10, 2000. On March 10, 2000 the common stock was trading at $10.88 for a total fair value of $4,338,977. Cumulative retained earnings to March 10, 2000 was $2,160,426. The stock dividend has been accounted for, in part, by a transfer of $2,156,438 from retained earnings to paid in capital. The balance has been accounted for as a distribution at par value of the stock issued.

     e) On June 15, 2000, 57,659 shares of common stock were issued representing 2.5% of 2,306,360 common stock outstanding on June 15, 2000 the common stock was trading at $4.438 for a total fair value of $255,891.

     f) On February 16, 2001 proceeds of $300,000 were received pursuant to a private placement of 200,000 shares of common stock. At March 31, 2001 the common stock had not been issued. For purposes of computing EPS, the 200,000 shares have been included as if issued February 16, 2001.

5. Summarized financial information for Regency Affiliates, Inc. for its first quarter ended March 31, 2001 are as follows:

               Sales                   $ 3,385,072
                                       ===========
               Loss from operations    $   375,239
                                       ===========
               Net Income              $   454,012
                                       ===========

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
-------------------------------------------------------------------------------
of Operations
-------------

Changes in Results of Operations: Three months ended March 31, 2001 compared to three months ended March 31, 2000

     The Company's sales increased by 18.66% from $2,496,336 for the three months ended March 31, 2000, to $2,962,047 for the three months ended March 31, 2001. This improvement in sales was the result of sales of new parts, and volume increase in sales orders from existing customers.

     Gross profit margin, expressed as a percentage of sales, decreased from 30.07% for the three months ended March 31, 2000 to 25.03% for the three months ended March 31, 2001. This net decrease of 5.04% was due primarily to (i) an increase in material cost of 1.05%, (ii) an increase in direct labor and overhead cost of 1.02%, (iii) an increase of 3.7% in direct costs to rework returned products due to a failed component sourced from a vendor, and (iv) a decrease of 0.73% in operating cost and cash discounts.

     Depreciation expense increased by 2.93% from $65,221 for the three months ended March 31, 2000, to $67,129 for the three months ended March 31, 2001. This increase was the result of bringing new equipment into service.

     Expenses for research and development decreased by 13.44% from $138,108 for the three months ended March 31, 2000 to $119,550 for the three months ended March 31, 2001. This decrease resulted from R&D activities relating to projects that led to (i) a decrease of $9,750 or resulting primarily from a decrease in the number of engineering personnel conducting in-house activities, (ii) an increase of $2,200 or 1.59% in usage of outside contractors to accommodate an increase in product development activities, (iii) a decrease of $5,755 or 4.17% in travel expenses (deferred to May 2001) to customers to provide extra services related to new design, and (iv) a decrease of $5,253 or 3.8% in R & D supplies and computer supplies due to research and development activities.

     Selling and distribution expenses increased by 38.21%, from $149,929 for the three months ended March 31,2000, to $207,218 for the three months ended March 31, 2001. This increase was primarily due to (i) an increase of $23,286 in commission expenses associated with the increase in sales, (ii) an increase of $5,250 in advertising and promotion expenses, (iii) an increase of $2,750 in travel expenses, and a consulting fee related to the Company's marketing efforts, (iv)an increase of $21,737 in warranty claims, and (v) an increase of $4,266 resulting from a new employment contract and other operating cost.

     General and administrative expenses increased by 8.55% from $175,018 for the three months ended March 31, 2000, to $189,979 for the three months ended March 31, 2001. This increase is primarily due to (i) an increase of $8,750 resulting from new employment contract, (ii) an increase of $5,000 in consulting fee related to public relations, and (iii) an increase of $1,211 in other miscellaneous administration costs.

     The provision for profit sharing decreased from $29,820 for the three months ended March 31, 2000, to $21,771 for the three months ended March 31, 2001, as a result of the decrease in operating profit.

     Interest income increased by 40.33% from $10,926 for the three months ended March 31, 2000, to $15,333 for the three months ended March 31, 2001, as a result of interest earned on term deposits.

     Interest expense decreased by 59.89% from $16,151 for the three months ended March 31, 2000, to $6,478 for the three months ended March 31, 2001, decrease in interest expense due to reduction of leasing of equipment, and (iii) a decrease in borrowings.

     Income from equity investment. The Company accrued $106,420 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the three months ended March 31, 2001.

     As a result of the foregoing, net income for the period is $148,200

Liquidity and Capital Resources

     Working capital at March 31, 2001 was $2,436,050 as compared to $2,398,802 at December 31, 2000. The increase reflects the positive results of operations for the quarter. During the next six months the Company anticipates making capital expenditures of approximately $500,000. The Company will continue to fund its operations, as well as the projected capital expenditures, through internally generated funds and available cash and cash equivalents.

                          PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


a)   Exhibits:  There are no exhibits for the three months ended March 31, 2001.

b) Reports on Form 8-K: A Form 8-K was filed on February 16, 2001, note Item 8 "Change in Fiscal Year." The Company changed its fiscal year from January 31 to December 31.

c)   March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001
      ------------

                              GLAS-AIRE INDUSTRIES GROUP LTD.



                              /s/ Alex Y.W. Ding
                              ------------------
                              Alex Y.W. Ding
                              President and Chief Operating Officer