Form 10QSB
period 2001-06-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2001-08-21
CIK 911441

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2001
                                    ------------------


            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

     For the transition period from __________________ to ____________________

     Commission file number            1-14244
                            -----------------------

                        GLAS-AIRE INDUSTRIES GROUP LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   NEVADA                                         841214736
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (IRS Employer
              or organization)                               Identification No.)


                 3137 GRANDVIEW HIGHWAY, VANCOUVER, BC V5M 2E9
        --------------------------------------------------------------
                    (Address of principal executive office)


                                (604) 435-8801
             -----------------------------------------------------
                          (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ________
    -----

Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 2,593,998 shares with 162,844 shares in Treasury as of June 30, 2001

     Transitional Small Business disclosure Format  Yes____  No___X___

                        Glas-Aire Industries Group Ltd.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
             June 30, 2001 and December 31, 2000                               3

            Consolidated Condensed Statements of Operations
             for the three months ended June 30, 2001 and 2000
             and six months ended June 30, 2001 and 2000                       4

            Consolidated Condensed Statements of Cash Flows
             for six months ended June 30, 2001 and 2000                       5

            Consolidated Condensed Statements of Stockholder's Equity
             for six months ended June 30, 2001 and December 31, 2000          7

            Notes to Consolidated Condensed Financial Statements               8

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    10

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                        Glas-Aire Industries Group Ltd.
                     Consolidated Condensed Balance Sheet

                                                     June 30,       December 31,
                                                       2001             2000
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------
Assets
Current
  Cash and equivalents                              $ 1,583,378      $  805,743
  Accounts receivable                                 1,406,570       1,754,092
  Inventories                                           968,602       1,130,007
  Income taxes receivable                               110,124          24,556
  Prepaid expenses                                       57,448          44,094
                                                    -----------      ----------
                                                      4,126,122       3,758,492
Fixed assets, net                                     1,964,326       2,059,860
Investment in parent company                          4,233,835       4,022,415
                                                    -----------      ----------
                                                    $10,324,283      $9,840,767
                                                    ===========      ==========

Liabilities and Shareholders' Equity
Current
  Accounts payable                                      722,720         833,600
  Accrued liabilities                                   724,967         470,065
  Incomes taxes payable                                  56,631          13,054
  Current portion - capital lease                        28,664          42,971
                                                    -----------      ----------
                                                      1,532,982       1,359,690
Obligation under capital lease                           76,021          93,283
Deferred income taxes                                   709,910         643,678
                                                    -----------      ----------
                                                      2,318,913       2,096,651
                                                    -----------      ----------
Shareholders' Equity
  Share capital                                          25,940          25,940
  Additional paid in capital                          7,782,039       7,782,039
  Retained earnings                                     628,895         369,150
  Cumulative translation adjustment)                    (91,931)        (93,440)
  Treasury stock                                       (339,573)       (339,573)
                                                    -----------      ----------
                                                      8,005,370       7,744,116
                                                    -----------      ----------
                                                    $10,324,283      $9,840,767
                                                    ===========      ==========

                        Glas-Aire Industries Group Ltd.
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                   June 30,      June 30,     June 30,     June 30,
                                                     2001          2000         2001         2000
                                                     ----          ----         ----         ----
Sales                                             $2,728,516    $2,401,356   $5,690,563   $4,897,692
Cost of sales                                      1,864,505     1,748,027    4,085,057    3,493,646
                                                  ----------    ----------   ----------   ----------
Gross profit                                         864,011       653,329    1,605,506    1,404,046
                                                  ----------    ----------   ----------   ----------
Expenses
 Depreciation                                         67,436        67,099      134,565      132,320
 Research and development                             87,905       117,660      207,455      255,768
 Selling and distribution                            338,327       258,178      545,545      408,107
 General and administrative                          315,196       235,446      505,175      410,462
 Provision for profit sharing                          4,433         3,907       26,204       33,727
 Interest, net                                        (7,927)       13,065      (16,782)      18,290
                                                  ----------    ----------   ----------   ----------
                                                     805,370       695,355    1,402,162    1,258,674
                                                  ----------    ----------   ----------   ----------
Income  before income from equity
 investment and income tax expense                    58,641       (42,026)     203,344      145,372
Income from equity investment                        105,000        93,189      211,420      186,379
                                                  ----------    ----------   ----------   ----------
Income before income taxes                           163,641        51,163      414,764      331,751
Income taxes - current                                16,396       (18,701)      85,319       88,639
Income taxes - deferred                               35,700             0       69,700            0
                                                  ----------    ----------   ----------   ----------
Net income for the period                         $  111,545    $   69,864   $  259,745   $  243,112
                                                  ==========    ==========   ==========   ==========
Earnings per share - basic and diluted            $    0.046    $    0.029   $    0.107   $    0.101
                                                  ----------    ----------   ----------   ----------
Weighted average number of  shares outstanding
less 162,844 shares of treasury stock              2,431,154     2,412,789    2,431,154    2,412,789
                                                  ----------    ----------   ----------   ----------

          See accompanying notes to consolidated financial statements

                        Glas-Aire Industries Group Ltd.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           2001          2000
                                                           ----          ----
Increase (decrease) in cash
Cash flows from:
Operating Activities
   Net income for the period                            $  259,745     $ 243,112
   Depreciation                                            134,565       132,320
   Deferred income taxes                                    66,232        88,322
   Net changes in operating assets and liabilities
   Accounts receivable                                     347,522       534,926
   Inventories                                             161,405        19,975
   Income taxes receivable                                 (85,568)     (172,870)
   Prepaid expenses                                        (13,354)      121,287
   Accounts payable                                       (110,880)     (168,455)
   Accrued liabilities                                     254,902        15,324
   Income taxes payable                                     43,577      (138,129)
   Stock issued for investment services                                  171,543
   Income from equity investment                          (211,420)     (186,380)
                                                        ----------     ---------
   Net cash from operating activities                      846,726       660,975
                                                        ----------     ---------

Financing Activities
   Increase in obligation under capital lease
   Repayment of capital lease                              (31,569)      (39,044)
   Decrease in bank indebtedness                                 -      (336,743)
                                                        ----------     ---------
   Net cash provided by (used in) financing activities     (31,569)     (375,787)
                                                        ----------     ---------

Investing Activities
   Purchase of capital assets                              (39,031)     (115,500)
                                                        ----------     ---------
   Net cash used in investing activities                   (39,031)     (115,500)

Foreign currency translation adjustment affect
   on cash balances                                          1,509       (57,005)
                                                        ----------     ---------
Increase in cash during the period                         777,635       112,683

Cash and equivalents, beginning of period                  805,743       461,977
                                                        ----------     ---------

Cash and equivalents, end of period                     $1,583,378     $ 574,660
                                                        ==========     =========

                        Glas-Aire Industries Group Ltd.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           2001          2000
                                                           ----          ----
Supplemental disclosure of cash flow relating to:

  Interest expense                                       $ 16,466      $ 42,428

  Income taxes                                           $202,393      $336,963

                See accompanying notes to financial statements

                        Glas-Aire Industries Group Ltd.
Consolidated Statement of Stockholders' Equity Second Quarter Ended June 30,
                                     2001


=========================  ========== ======== ============ ========= ============ =============== ===============
                                                                                     Accumulated
                                               Additional                               Other          Total
-------------------------  ---------- -------- ------------ --------- ------------ --------------- ---------------
                            Common     Stock     Paid-in    Retained    Treasury    Comprehensive   Stockholder'
                             Stock     Amount    Capital    Earnings      Stock         Income         Equity
-------------------------  ========== ======== ============ ========= ============ =============== ===============
Balance -
   December 31, 2000       2,593,998   $25,940  $7,782,039   $369,150   $(339,573)       $(93,440)    $7,744,116
-------------------------  ---------- -------- ------------ --------- ------------ --------------- ---------------
Net income                                                    259,745                                    259,745
-------------------------  ---------- -------- ------------ --------- ------------ --------------- ---------------
Stock issues
-------------------------  ---------- --------------------- --------- ------------ --------------- ---------------
Stock dividends
-------------------------  ---------- -------- ------------ --------- ------------ --------------- ---------------
Foreign currency
 Translation   adjustment                                                                   1,509          1,509
-------------------------  ========== ======== ============ ========= ============ =============== ===============
Balance -
   June 30, 2001           2,593,998   $25,940  $7,782,039   $628,895   $(339,573)       $ 91,931     $8,005,370
=========================  ========== ======== ============ ========= ============ =============== ===============

Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01

                        Glas-Aire Industries Group Ltd.
             Notes to Consolidated Condensed Financial Statements
                                 June 30, 2001

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only those which are normal and recurring in nature) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2000 and 2001.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 BC Ltd. All inter-company transactions are eliminated.

   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB with the Securities and Exchange Commission for the eleven month period ended December 31, 2000.

3. Inventories by component are as follows:

                         June 30,    December 31,
                           2001          2000
                           ----          ----
     Raw materials       $703,255    $  775,929
     Work-in-progress     157,803       252,761
     Finished goods       107,544       101,317
                         --------    ----------
                         $968,602    $1,130,007
                         --------    ----------

4. Changes to share capital during the period are as follows:

     a) On January 20, 2000, the company issued 20,000 shares of common stock to the principals of a investor relations company in return for services. Common stock and additional paid in capital increased by $200 and $46,800, respectively.

     b) On February 1, 2000, the Company issued 12,300 shares of its common stock to the principals of an investor relations company in return for services. Common stock and contributed surplus increased by $123 and $77,748 respectively.

     c) On March 9, 2000, the Company issued 2,875 shares of its common stock to an investor relations company in return for services. Common stock and contributed surplus increased by $29 and $32,809 respectively.

     d) Pursuant to a 21% stock dividend declared March 06, 2000, 398,803 shares of common stock were issued on March 10, 2000. On March 10, 2000 the common stock was trading at $10.88 for a total fair value of $4,338,977. Cumulative retained earnings at March 10, 2000 was $2,160,426. The stock dividend has been accounted


Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01
          for, in part, by a transfer of $2,156,438 from retained earnings to paid in capital. The balance has been accounted for as a distribution at par value of the stock issued.

     e) On May 18, 2000, the Company issued 8,496 shares of its common stock to its directors as compensation for serving as directors. Common stock and contributed surplus increased by $85 and $29,915 respectively.

     f) On June 15, 2000 57,659 shares of common stock were issued as a stock dividend representing 2.5% of 2,306,360 common shares outstanding. On June 15, 2000 the common stock was trading at $4.438 for a total fair value of $255,891.

  5. Rescission of Stock subscription. In February 2001, an investor agreed to purchase 200,000 shares of the Company's common stock for $300,000 and delivered the funds to the Company for that stock purchase. On July 25, 2001, the Company returned the $300,000 plus interest of $10,454.79 to the investor and rescinded the transaction.

6. Summarized financial information for Regency Affiliates, Inc. for the three months and six months ended June 30, 2001 is as follows:


                                  Three Months    Six Months
                                  June 30, 2001  June 30, 2001
                                  -------------  -------------

          Sales                      $3,209,359     $6,954,431
                                     ==========     ==========
          Loss from operations       $  355,721     $  730,960
                                     ==========     ==========
          Net Income                 $  791,821     $1,245,833
                                     ==========     ==========


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
--------------

Three Months Ended June 30, 2001 vs Three Months Ended June 30, 2000
--------------------------------------------------------------------

     The Company's sales increased by 13.62% from $2,401,356 for the three months ended June 30, 2000, to $2,728,516 for the three months ended June 30, 2001. This improvement in sales was the result of sales of new parts, and volume increases in sales orders from existing customers.

     Gross profit margins, expressed as a percentage of sales, increased from 27.21% for the three months ended June 30, 2000, to 31.67% for the three months ended June 30, 2001. This net increase of 4.46% was due to (i) a decrease in material cost of 1.87%, (ii) a decrease in direct labor and overhead cost of 1.91%, (iii) a decrease of 2.03% in consulting fee for the QS9001 preparation in 2000, and (iv) an increase of 1.35% in operating cost.


Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01

     Depreciation expense increased by 0.50% from $67,099 for the three months ended June 30, 2000, to $67,436 for the three months ended June 30, 2001. This increase was the result of new equipment being brought into service.

     Expenses for research and development decreased by 25.29% from $117,660 for the three months ended June 30, 2000, to $87,905 for the three months ended June 30, 2001. This decrease was a direct result of R&D activities, of which (i) a decrease of 12.02% was due to the reduced number of engineering personnel conducting in-house activities, (ii) a decrease of 4.47% was due to a reduction in travel expenses (deferred to August 2001) to customers to identify and exploit new product opportunities, and (iii) a decrease of 8.8% in R&D was due to a reduction in supplies and computer supplies.

     Selling and distribution expenses increased by 31.04%, from $258,178 for the three months ended June 30, 2000, to $338,327 for the three months ended June 30, 2001. This increase was due to (i) an increase of $7,154 or 2.77% in commission expenses associated with the increase in sales, (ii) an increase of $67,555 or 26.16% in warranty claims due to a major design change requested by the Company's largest customer and claims resulted from defective material (extrusion) from one of our supplier, (iii) an increase of $12,782 or 4.95% in travel & promotion expenses, and (iv) a decrease of $7,342 or 2.84% in consulting fees related to the Company's marketing efforts.

     General and administrative expenses increased by 33.87% from $235,446 for the three months ended June 30, 2000, to $315,196 for the three months ended June 30, 2001, as a result of (i) an increase of $39,664 in consulting fees related to public relations, (ii) an increase of $31,471 in legal fees relating to a potential financing and an acquisition, and additional administration contracts, (iii) an increase of $12,667 in travel expenses related to the Company's merger and acquisition activities, and (iv) a decrease of $4,052 in other miscellaneous administration costs.

     The provision for profit sharing increased by 13.43% from $3,907 for the three months ended June 30, 2000, to $4,433 for the three months ended June 30, 2001. This increase was the result of increase in income.

     Interest income (net of interest expense) increased from $(13,065) for the three months ended June 30, 2000, to $7,927 for the three months ended June 30, 2001, This was the net result of (i) a decrease of $16,289 in interest expense due to the maturity of a leasing agreement, and (ii) an increase of interest income of $4,684 resulting from additional cash/term deposits.

     Income from equity investment.   An accrual of $105,000 of income resulting
from the Company's investment in Regency Affiliates, Inc. was made to reflect the Company's share of Regency's net income for the three months ended June 30, 2001.

     As a result of these factors net income for the three months ended June 30, 2001 was $111,545 an increase of $41,681 or 59.7% as compared to the three months ended June 30, 2000.

Six Months Ended June 30, 2001 vs Six Months Ended June 30, 2000
----------------------------------------------------------------


Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01

     The Company's sales increased by 16.19% from $4,897,692 for the six months ended June 30, 2000, to $5,690,563 for the six months ended June 30, 2001. This increase resulted primarily from (i) sales of new parts, and (ii) additional orders from existing customers.

     The gross profit margins expressed as a percentage of sales, decreased from 28.67% for the six month period ended June 30, 2000, to 28.21% for the six months period ended June 30, 2001, This net decrease of 0.46% was primarily due to (i) a decrease of 1.38% in material cost, (ii) a decrease of 1.7% in direct labor and overhead cost, (iii) a decrease of 1.76% in consulting fee due to the QS9001 preparation in 2000, (iv) an increase of 3.7% in direct costs to rework returned products due to a failed component supplied by one of our vendors, and
(v) an increase of 0.68% in operating cost.

     Depreciation expense increased by 1.7% from $132,320 for the six months ended June 30, 2000, to $134,565 for the six months ended June 30, 2001. This increase was the result of new equipment being brought into service.

     Expenses for research and development decreased by 18.89% from $255,768 for the six months ended June 30, 2000, to $207,455 for the six months ended June 30, 2001. This decrease was due to (i) a decrease of 6.49% resulting primarily from the reduced number of engineering personnel conducting in-house activities,
(ii) a decrease of 9.77% in R & D and computer supplies, (iii) a decrease of 2.2% in travel expenses (deferred to August 2001) to customers to identify and exploit new product opportunities, and (iv) a decrease of .43% in other operating cost.

     Selling and distribution expenses increased by 33.68%, from $408,107 for the six months ended June 30, 2000, to $545,545 for the six months ended June 30, 2001. This increase was primarily due to (i) an increase of $30,440 or 7.45% in commission expenses associated with the increase in sales, (ii) an increase in warranty claims of $89,292 or 21.88% due to a major design change requested by the Company's largest customer and claims of defective material (extrusion) from one of our suppliers, (iii) an increase of $12,060 or 2.96% resulting from a new employment contract, and (iv) an increase of $5,646 or 1.39% related to other administration cost.

     General and administrative expenses increased by 23.07% from $410,462 for the six months ended June 30, 2000, to $505,175 for the six months ended June 30, 2001 as a result of (i) an increase of $39,162 or 9.54% in consulting fees related to public relations, (ii) an increase of $41,471 or 10.10% in legal fees relating to a potential financing and an acquisition, and additional administration contracts, (iii) an increase of $15,317 or 3.73% in travel expenses related to the Company's merger and acquisition activities, and (iv) a decrease of $1,237 or 0.3% due to other administration costs.

     The provision for profit sharing decreased by 22.31% from $33,727 for the six months ended June 30, 2000, to $26,204 for the six months ended June 30, 2001. This was the result of being over accrued in the previous year.

Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01

     Interest income (net of interest expense) increased from $(18,290) for the six months ended June 30, 2000, to $16,782 for the six months ended June 30, 2001, as a result of (i) a decrease of $25,962 in interest expenses due to maturity of a leasing payment, and (ii) an increase in interest income of $9,110 resulting from additional cash/term deposits from delayed payments to suppliers.

     Income from equity investment. The company accrued $211,420 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the six months ended June 30, 2001.

     As a result of these factors net income for the six months ended June 30, 2001 was $259,745 an increase of $16,633 or 6.8% as compared to the six months ended June 30, 2000.

Financial Condition and Liquidity

     Working capital was $2,593,140 at June 30, 2001 compared to $2,398,802 at December 31, 2000. The increase reflects the positive results of operations for the period. During the next six months the Company anticipates making total capital expenditures of approximately $300,000. The company will continue to fund its operations, as well as the projected capital expenditures, through internally generated funds and available cash and cash equivalents. Subsequent to June 30, 2001, the company rescinded a stock purchase transaction that occurred in February 2001. In February 2001, an investor agreed to purchase 200,000 shares of the Company's common stock for $300,000 and delivered the funds to the Company for that stock purchase. On July 25, 2001, the Company returned the $300,000 plus interest of $10,454.79 to the investor and rescinded that transaction. The investor was W. Douglas Moreland, who became a director of the Company following his agreement to purchase the 200,000 shares of common stock.

Strategic Planning to Enhance Shareholder Value

     The Company's Board of Directors and management believe that the Company's common stock is substantially under valued, and that the future growth and success of the Company is dependent upon the development of a cogent strategic plan upon which the majority of the Board of Directors and management agree. The Board of Directors and management are considering various alternatives to enhance and improve shareholder value, and for the growth and future success of the Company. The following are alternatives that have been discussed:

     1. Redemption of all or a portion of the Company's outstanding common stock from Regency Affiliates, Inc. ("Regency Affiliates").

     2.   Management Buyout of the operations of the Company.

     3. Share buyback of the Company's shares in the open market or in private transactions.

Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01

     4. Increasing the Company's ownership in Regency Affiliates by open market or private purchases.

     5. Acquisition of other companies or technologies that complement or enhance the Company's existing products.

     6.   Merger or combination with unrelated companies

     7.   Merger with Regency Affiliates.

     8.   Investment in other companies or technologies.

     9.   Restructuring management consistent with the above stated goals.

     10. Hire and compensate management based on their long-term commitment to the Company and their individual role in its continued success.

     The Board of Directors has appointed a Special Committee to investigate the possibility of a redemption of the Company's common stock held by Regency Affiliates. The Special Committee intends to retain a valuation firm to evaluate the fairness of such a transaction. Such a redemption could result in the Company incurring additional debt, using its cash balances, and using the shares of Regency Affiliates common stock held by the Company to finance the redemption. At this time, management is unable to state with any degree of certainty whether the redemption will occur or not. If the redemption does not occur, it may reasonably be expected that the Company will pursue one or more of the other alternatives listed above. Further, pursuit of one of more of these alternatives may be expected to involve use of the Company's cash, other assets, or stock. In addition, the Company may raise additional cash to pursue one or more of these alternatives by borrowing funds from conventional or private lending sources, or through the issuance of additional shares of the Company's common stock, which will result in dilution to the existing shareholder's voting power and/or equity ownership of the Company.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate

Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01
capital, unexpected costs, failure to successfully penetrate the Company's markets in the United States, Canada and in other foreign countries such as Japan. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits:  There are no exhibits for the six months ended June 30, 2001.

b)   There were no reports filed on Form 8-K.

Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 2001        GLAS-AIRE INDUSTRIES GROUP LTD.
       ---------------



                              /s/ Alex Y. W. Ding
                              -------------------
                              Alex Y. W. Ding
                              President and Chief Operating Officer


Glas-Aire Industries Group Ltd.                    Form 10-QSB 2/nd/ Qtr 6/30/01
                                      13