Form 10QSB
period 2001-09-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2001-11-19
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission file number 1-14244


                         GLAS-AIRE INDUSTRIES GROUP LTD.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        84-1214736
             ------                                        ----------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Issuer's Common Stock:
----------------------

Common Stock, $0.01 par value-Issued 2,590,026 shares with 160,572 shares in Treasury as of September 30, 2001.

                         Glas-Aire Industries Group Ltd.

                                      INDEX


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets -
                September 30, 2001 and December 31, 2000                       3

              Consolidated Condensed Statement of Operations
                for the three months ended September 30, 2001 and 2000,
                and nine months ended September 30, 2001 and 2000              4

              Consolidated Condensed Statement of Cash Flow
                for nine months ended September 30, 2001 and 2000            5-6

              Consolidated Condensed Statement of Stockholder's Equity
                for nine months ended September 30, 2001 and December
                31, 2000                                                       7

              Notes to Consolidated Condensed Financial Statements           8-9

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10-14

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                    15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheet

                                                  September 30,     December 31,
                                                       2001            2000
                                                   (Unaudited)       (Audited)
                                                   -----------      -----------
Assets
Current
     Cash and equivalents                          $   589,665      $   805,743
     Accounts receivable                             1,593,320        1,754,092
     Income taxes receivable                           938,359        1,130,007
     Inventories                                       162,359           24,556
     Deposit & prepaid expenses                      2,548,257           44,094
                                                   -----------      -----------
                                                     5,831,960        3,758,492
Fixed assets, net                                    1,864,426        2,059,860
Investments in parent company                        1,541,532        4,022,415
                                                   -----------      -----------
                                                   $ 9,237,918      $ 9,840,767
                                                   ===========      ===========
Liabilities and Shareholders' Equity
Current
     Bank indebtedness                             $   842,229             --
     Accounts payable                                  567,893      $   833,600
     Accrued liabilities                               718,128          470,065
     Incomes taxes payable                             121,549           13,054
     Current portion - long term debt                  221,729             --
     Current portion - capital lease                    38,113           42,971
                                                   -----------      -----------

                                                     2,509,641        1,359,690
Long term debt                                         665,188             --
Obligation under capital lease                          59,204           93,283
Deferred income taxes                                  444,142          643,678
                                                   -----------      -----------
                                                     3,678,175        2,096,651
                                                   -----------      -----------
Shareholders' Equity
     Share capital                                      25,900           25,940
     Contributed surplus                             7,763,229        7,782,039
     Retained earnings                              (1,654,865)         369,150
     Cumulative translation adjustment                (232,287)         (93,440)
     Treasury stock                                   (342,234)        (339,573)
                                                   -----------      -----------
                                                     5,559,743        7,744,116
                                                   -----------      -----------
                                                   $ 9,237,918      $ 9,840,767
                                                   ===========      ===========



                                  Glas Aire Industries Group Ltd.
                          Consolidated Condensed Statement of Operations
                                            (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                          September 30,  September 30,  September 30,  September 30,
                                               2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------
Sales                                      $ 2,687,639    $ 3,206,941    $ 8,378,202    $ 8,104,633
Cost of sales                                1,912,373      2,257,610      5,997,430      5,751,256
                                           -----------    -----------    -----------    -----------
Gross profit                                   775,266        949,331      2,380,772      2,353,377
                                           -----------    -----------    -----------    -----------
Expenses
     Depreciation                               68,767         69,840        203,332        202,160
     Research and development                  108,654        129,803        316,109        385,571
     Selling and distribution                  221,960        230,943        767,505        639,050
     General and administrative                108,864        205,202        614,038        615,665
     Provision for profit sharing               27,928         34,126         54,132         67,853
     Interest, net                              (6,602)       (14,526)       (23,384)         3,764
                                           -----------    -----------    -----------    -----------
                                               529,571        655,388      1,931,732      1,914,063
                                           -----------    -----------    -----------    -----------
Income before income from equity
       investment and income tax expense       245,695        293,943        449,040        439,314
Income from equity investment                     --           93,190        211,420        279,569
Loss on investment                          (2,692,303)          --       (2,692,303)          --
                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes           (2,446,608)       387,133     (2,031,843)       718,883
Income taxes - current                         102,892        131,741        188,211        220,380
Income taxes - deferred                       (246,889)          --         (177,189)          --
                                           -----------    -----------    -----------    -----------
Net income (loss) for the period           $(2,302,611)   $   255,392     (2,042,865)   $   498,503
                                           ===========    ===========    ===========    ===========
Earnings per share
       basic and diluted                   ($    0.947)   $    0.1145    ($    0.840)   $     0.223
Weighted average number of shares
 outstanding less 160,572
  shares of treasury stock                   2,431,069      2,231,018      2,431,069      2,231,018
                                           ===========    ===========    ===========    ===========


                                      See accompanying notes



                           Glas Aire Industries Group Ltd.
                   Consolidated Condensed Statement of Cash Flows
                                     (Unaudited)

                                                               Nine Months Ended
                                                          September 30,  September 30,
                                                              2001            2000
                                                           -----------    -----------
Increase (decrease) in cash
Cash flows from:
Operating Activities
     Net income (loss) for the period                      $(2,042,865)   $   517,250
     Depreciation                                              203,333        202,160
     Deferred income taxes                                    (199,536)        88,322
     Loss on investment                                      2,692,303           --
     Net change in non-cash working capital
     Accounts receivable                                       160,772        271,380
     Inventories                                               191,648         50,640
     Income taxes recoverable                                 (137,803)      (482,877)
     Deposit on share redemption                            (2,500,000)          --
     Prepaid expense                                            (4,163)       145,706
     Accounts payable                                         (265,707)        89,741
     Accrued liabilities                                       248,063        (32,995)
     Income taxes payable                                      108,495       (134,130)
     Stock issued for services                                    --          201,543
     Income from equity investment                            (211,420)      (279,569)
                                                           -----------    -----------
Net cash (used in) operating activities                     (1,756,880)       637,171
                                                           -----------    -----------

Financing Activities
     Increase in obligation under capital lease                   --          129,875
     Repayment of capital lease                                (38,937)       (59,196)
     Increase of long-term debt                                886,917           --
     Increase (decrease) in bank indebtedness                  842,229       (155,863)
     Purchase of treasury stock                                 (2,661)          --
     Common stock issued                                          --             --
                                                           -----------    -----------
     Net cash provided by (used in) financing activities     1,687,548        (85,184)
                                                           -----------    -----------

Investing Activities
     Purchase of fixed  assets                                (104,861)      (307,768)
     Investment in parent company                                 --             --
                                                           -----------    -----------
     Net cash (used in) investing activities                  (104,861)      (307,768)
                                                           -----------    -----------

Cumulative translation adjustment                              (41,885)       (99,301)
                                                           -----------    -----------
(Decrease) in cash during the period                          (216,078)       144,918
Cash and equivalents, beginning of period                      805,743        461,977
                                                           -----------    -----------
Cash and equivalents, end of period                        $   589,665    $   606,895
                                                           ===========    ===========




                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                        -----          ----


Supplemental disclosure of cash flow relating to:

    Interest expense                                  $ 27,598       $ 43,714

    Income taxes                                      $285,943       $417,947


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

On October 1, 2001, the Company purchased from Regency Affiliates, Inc. all of the 1,215,105 shares of Glas-Aire common stock which Regency owned, in exchange for $2,500,000 and 4,404,378 shares of Regency common stock previously owned by Glas-Aire. As a result of the transaction, Glas-Aire no longer owns any Regency shares.





                             See accompanying notes



                                                 Glas Aire Industries Group Ltd.
                   Consolidated Statement of Stockholders' Equity Third Quarter Ended September 30, 2001


                                                                                                  Accumulated
                               Common Stock           Additional                                    Other           Total
                        --------------------------      Paid-in      Retained       Treasury     Comprehensive   Stockholders'
                           Stock          Amount        Capital      Earnings         Stock         Income          Equity
                        -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance -
   December 31, 2000      2,593,998    $    25,940    $ 7,782,039   $   369,150    $  (339,573)   $   (93,440)   $ 7,744,116

Net income(loss)               --             --             --      (2,042,865)          --             --       (2,042,865)

Treasury stock                 --             --             --            --           (2,661)          --           (2,661)

Stock dividends              (3,972)           (40)        18,850       (18,810)          --             --             --

Foreign currency
 Translation
adjustment                     --             --             --            --             --         (138,847)      (138,847)
                        -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance -
   September 30, 2001     2,590,026    $    25,900    $ 7,763,229   $(1,654,865)   $  (342,234)   $  (232,287)   $ 5,559,743
                        ===========    ===========    ===========   ===========    ===========    ===========    ===========



                                                            7

                         Glas Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financing Statement

                               September 30, 2001

1. In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statement contains all adjustments (consisting of only those which are normal and recurring in nature) necessary to fairly present the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for each of the periods ending September 30, 2000 and 2001.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries, Inc., and 326362 B.C. Ltd. All inter-company transactions are eliminated.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

3.   Inventories by component are as follows:

                                             September 30,      December 31,
                                                 2001               2000
                                              ----------         ----------
     Raw materials                            $  641,424         $  775,929
     Work-in-progress                            194,391            252,761
     Finished goods                              102,544            101,317
                                              ----------         ----------
                                              $  983,359         $1,130,007
                                              ==========         ==========

4.   Changes to share capital during the period are as follows:

     (a) On January 20, 2000, the Company issued 20,000 shares of common stock to the principals of a investor relations company in return for services. Common stock and additional paid in capital increase by $200 and $46,800, respectively.

     (b) On February 1, 2000, the Company issued 12,300 shares of its common stock to the principals of an investor relations company in return for services. Common stock and contributed surplus increased by $123 and $69,363 respectively.

     (c) On March 9, 2000, the Company issued 2,875 shares of its common stock to an investor relations company in return for services. Common stock and contributed surplus increased by $29 and $17,756 respectively.

     (d) Pursuant to a 21% stock dividend declared March 06, 2000, 432,408 shares of common stock were issued on March 10, 2000. On March 10, 2000 the common stock was trading at $10.88 for a total fair value of $4,704,599. Cumulative retained earnings at March 10, 2000 were $2,160,426. The stock dividend has been accounted for, in part, by a transfer of $2,156,102 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

     (e) On May 18, 2000, the Company issued 8,496 shares of its common stock to its directors as compensation for serving as directors. Common stock and contributed surplus increased by $85 and $29,915 respectively.

     (f) On June 15, 2000, the Company issued 62,588 shares of its common stock as a stock dividend representing 2.5% of 2,502,809 common shares outstanding. On June 15, 2000 the common stock was trading at $4.44 for a total fair value of $277,734. Cumulative retained earnings at June 15, 2000 were $93,517. The stock dividend has been accounted for, in part, by a transfer of $92,891 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

     (g) On August 24, 2000, the Company issued 7,839 shares of its common stock to its management employees pursuant to employment agreements. Common stock and contributed surplus increased by $78 and $23,929 respectively.

     (h) On September 13, 2000, the Company issued 64,351 shares of its common stock as a stock dividend representing 2.5% of 2,573,236 common shares outstanding. On September 13, 2000 the common stock was trading at $3.06 for a total fair value of $197,075. Cumulative retained earnings at September 13, 2000 were $275,270. The stock dividend has been accounted for, in part, by a transfer of $196,431 from retained earnings to contributed surplus. The balance has been accounted for as a distribution at par value of the stock issued.

     (i) On October 1, 2001, the company purchased from Regency Affiliates, Inc. all of the 1,215,105 shares of common stock in exchange for $2,500,000 and 4,040,378 shares of Regency common stock owned by Glas-Aire.

5. Rescission of Stock subscription. In February 2001, an investor agreed to purchase 200,000 shares of the company's common stock for $300,000 and delivered the funds to the Company for that stock purchase. On July 25, 2001, the Company returned the $300,000 plus interest of $10,454.79 to the investor and rescinded the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Three Months Ended September 30, 2001 vs Three Months Ended September 30, 2000

     The Company's sales decreased by 16.19% from $3,206,941 for the three months ended September 30, 2000, compared to $2,687,639 for the three months ended September 30, 2001. This decrease was primarily due to (i) a deferral of sales orders from one of our existing customers to November 2001, and (ii) a decline in sales to another major customer that conducted a special sales promotion during the comparable period in the prior year.

     Gross profit margins expressed as a percentage of sales, decreased slightly from 29.60% for the three months ended September 30, 2000, to 28.85% for the three months ended September 30, 2001. This decrease was due to (i) an increase in direct labor and overhead cost of 4.1%, (ii) an increase of 4.75% in consulting fees for the QS9001 preparation and safety requirement by WCB, (iii) a decrease in material cost of 3.75%, and (iv) a decrease of 4.35% in major repair maintenance.

     Depreciation expense decreased by 1.54% from $69,840 for the three months ended September 30, 2000, to $68,767 for the three months ended September 30, 2001. This decrease was the result of no addition of new equipment into service.

     Expenses for research and development decreased by 16.29% from $129,803 for the three months ended September 30, 2000 to $108,654 for the three months ended September 30, 2001. This decrease was due to (i) the absence of $28,628 or 22.06% cost in labor, research and development supplies used during the comparable period in the prior year for research and development relating to Matched Compression Molding activities, (ii) an increase of $8,599 or 6.63% due to the usage of outside contractors to accommodate new designs for the new customer's activities, and (iii) a decrease of $1,120 or 0.86% in travelling expenses.

     Selling and distribution expenses decreased by 3.89% from $230,943 for the three months ended September 30, 2000, to $221,960 for the three months ended September 30, 2001. This decrease was primarily due to (i) a decrease of $21,472 or 9.3% in commission expenses associated with the decrease in sales, (ii) an increase of $29,522 or 12.78% in warranty claims due to a major design change requested by the Company's largest customer and claims resulted from defective material (extrusion) from one of our suppliers, (iii) a decrease of $8,413 or 3.64% in advertising promotional expenses and (iv) a decrease of $8,620 or 3.73% in travel and other selling and distribution costs.

     General and administrative expenses decreased by 46.95% from $205,202 for the three months ended September 30, 2000, to $108,863 for the three months ended September 30, 2001. This was a result of (i) a decrease of $20,000 or 9.75% in consulting and other fees and expenses relating to potential acquisitions, (ii) a decrease of $24,007 or 11.70% due to a deferral of shares bonus to employees, (iii) a decrease of $16,866 or 8.22% due to the absence of a special advertising & promotion from one of our customer this year, (iv) a decrease of $4,360 or 2.12% due to the absence of additional maintenance support fees paid to the EDI program as required by our major customers this year, (v) a gain on foreign exchange of $59,259 or 28.88%; (vi) an increase of $20,766 or 10.12% in travel, administration cost related to the Company's reorganization,
(vii) an increase of $9,500 or 4.63% in legal fees relating to administration contracts, and (viii) a decrease of $2,113 or 1.03% due to other miscellaneous administration costs.

     Provision for profit sharing decreased from $34,126 for the three months ended September 30, 2000, to $27,928 for the three months ended September 30, 2001, This decrease was the result of a decrease in income.

     Interest income (net of interest expense) decreased by 54.57% from $14,526 for the three months ended September 30, 2000, to $6,602 for the three months ended September 30, 2001. This was the result of (i) an increase in interest expenses of $9,846 due to a new temporary bank loan and (ii) an increase of interest earnings of $1,922 resulting from delayed payments to suppliers.

     The Company's income from operations decreased 16.41% from $293,943 for the three months ended September 30, 2000, to $245,695 for the three months ended September 30, 2001. This decrease in income resulted primarily from lower sales.

     The Company accrued income taxes of $102,892 for the three months ended September 30, 2001, compared to $131,741 for the three months ended September 30, 2000, reflecting the decrease in taxable income.

     The Company wrote-down the value of its investment in 4,404,378 shares of Regency Affiliates, Inc. common stock by $2,692,303 at September 30, 2001, after the market value of the Regency shares fell to $0.35 per share and the Company had determined that it was disposing of those shares in connection with the redemption of its own shares that occurred on October 1, 2001.

     As a result of the foregoing, the Company incurred a net loss of $2,302,611 for the three months ended September 30, 2001, compared to net income $255,392 for the three months ended September 30, 2000 was recorded.

Nine Months Ended September 30, 2001 vs Nine Months Ended September 30, 2000

     The Company's sales increased by 3.38% to $8,378,202 for the nine months ended September 30, 2001, compared to $8,104,633 for the nine months ended September 30, 2000. This increase was primarily due to (i) addition of new customers, (ii) sales of new parts, and (iii) additional orders from existing customers.

     The gross profit margin expressed as a percentage of sales, decreased from 29.04% for the nine month period ended September 30, 2000, to 28.42% for the nine months ended September 30, 2001. This net decrease of 0.62% was primarily due to (i) a 6.5% price reduction as requested by the company's largest customer effective July 2001, (ii) an increase in direct labor and overhead charges,
(iii) an increase in consulting fees for the WCB safety requirements, and (iv) a decrease in material cost.

     Depreciation expense increased by 0.58% from $202,160 for the nine months ended September 30, 2000, to $203,332 for the nine months ended September 30, 2001. This increase was the result of adding new equipment into service.

     Expenses for research and development decreased by 18.02% from $385,571 for the nine months ended September 30, 2000, to $316,109 for the nine months ended September 30, 2001. This decrease was due to (i) a reduction of $20,115 or 5.22% resulted from the reduced number of engineering personnel conducting in-house activities, (ii) a decrease of $48,393 or 12.55% in labor, consultant, research and development supplies to accommodate research and development for the Marched Compression Molding activities, (iii) a decrease of $5,609 or 1.46% in travel expenses to customers relating to new designs, (iv) an increase of $11,170 or 2.90% due to the usage of outside contractors to accommodate new designs for new customer's activities and (v) a decrease of $6,515 or 1.69% in repair maintenance and other operating cost.

     Selling and distribution expenses increased by 20.10%, from $639,050 for the nine months ended September 30, 2000, to $767,505 for the nine months ended September 30, 2001. This increase was primarily due to (i) an increase of $22,713 or 3.55% in commissions expenses resulting from volume increase in sales, (ii) an increase in warranty claims of $163,498 or 25.58% due to a major design change requested by the Company's largest customer and claims of defective material (extrusion) from one of our suppliers, (iii) a decrease of $14,146 or 2.21% in travel expenses and advertising, (iv) a decrease of $15,162 or 2.37% in marketing research, advertising promotional expenses due to major marketing efforts in 2000, (v) a decrease of $21,076 or 3.30% in consulting and other operating cost due to cost reduction from Japan office, and (vi) a decrease of $7,372 or 1.15% in other selling and distribution costs.

     General and administrative expenses decreased by 0.26% from $615,665 for the nine months ended September 30, 2000, to $614,038 for the nine months ended September 30, 2001. This was the result of (i) a decrease of $33,558 or 5.45% in consulting fees related to public relations, (ii) an increase of $30,971 or 5.03% in legal fees relating to a potential financing for a new acquisition, and additional administration contracts, (iii) an increase of $15,317 or 2.49% in travel expenses related to the Company's Merger & Acquisition activities, (iv) an increase of $20,766 or 3.37% in travel, administration cost related to the Company's reorganization, (v) an increase of $18,000 or 2.92% in audit fee due to SEC requirement for quarterly audit comment, (vi) a decrease of $24,007 or 3.90% due to the deferral of shares bonus to employees, (vii) a decrease of $16,866 or 2.73% related to the special advertising & promotion to one of our customer, and (viii) a decrease of $12,250 or 1.99% due to other miscellaneous administration costs.

     Provision for profit sharing decreased by 20.22% from $67,853 for the nine months ended September 30, 2000, to $54,132 for the nine months ended September 30, 2000.

     Interest income (net of interest expense) increased from $(3,764) for the nine months ended September 30, 2000, to $23,384 for the nine months ended September 30, 2001. This was the result of (i) a decrease of $16,116 in interest expenses due to the maturity of a leasing payment, and (ii) an increase in interest income of $11,032 resulting from additional cash/term deposits from delayed payments to suppliers.

     The Company's income before income from equity investment increased by 2.21% from $439,314 for the nine months ended September 30, 2000, to $449,040 for the nine months ended September 30, 2001.

     The Company accrued $211,420 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the nine months ended September 30, 2001.

     The Company wrote-down the value of its investment in 4,404,378 shares of Regency common stock by $2,692,303 at September 30, 2001, after the market value of the Regency shares fell to $0.35 per share and the Company had determined that it was disposing of those shares in connection with the redemption of its own shares that occurred on October 1, 2001.

     The Company accrued income taxes of $188,211 for the nine months ended September 30, 2001, compared to $220,380 for the nine months ended September 30, 2000. This decrease in the tax provision was the result of the decrease in pre-tax income.

Financial Condition and Liquidity

     Working capital was $3,322,319 at September 30, 2001 as compared to $2,398,802 at December 31, 2000. This increase reflects (i) the positive results from the company's normal operations for the period, and (ii) from the net positive results of the deposit paid and the bank loan received from the bank for the exchange of the 1,215,105 Glas Aire shares from Regency Affiliates, Inc. During the next six months the Company anticipates making total capital expenditures of approximately $400,000. The company will continue to fund its operations through internally generated funds and available cash and cash equivalents, and fund anticipated capital expenditures through capital leases or additional bank financing.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     Following his termination for cause from his position as President of the Company on September 12, 2001, Alex Ding, a director of the Company and the Company's former President filed a Writ of Summons on September 13, 2001, in the Supreme Court of British Columbia. Mr. Ding's claims were made against the Company, Multicorp Holdings Inc., Glas-Aire Industries Ltd., William R. Ponsoldt, Craig Grossman, Todd Garrett, Mark Baldinger, Regency Affiliates, Inc. and Speed.com, Inc. (collectively the "Defendants"). Mr. Ding asserted among other things that the redemption transaction described below in "Item 5. Other Information" involved a breach of agreements with HSBC Bank Canada ("Bank"), securities laws, corporate laws, and fiduciary duties owed by the Defendants to the Company's shareholders. Mr. Ding asserted that the court should enjoin various actions relating to the redemption and grant other relief. Mr. Ding has not served all of the Defendants personally, and has not filed a Statement of Claims. The Company discussed the redemption with its Canadian Counsel prior to effecting the redemption, and determined that proceeding with the redemption would not be in violation of a court order or otherwise prohibited. Further, the Bank reviewed the proposed redemption transaction with both outside counsel and an outside accounting firm. After completion of these reviews, the Bank loaned the Company the funds necessary to effect the redemption. The Company intends to vigorously contest Mr. Ding's claims and believes that they are without merit. No hearing or trial date has been set. The Company and the individual Defendants believe that they have substantial defenses to claims alleged. However, there are no assurances that the resolution of this case will not have a material adverse effect on the company. The Company is paying the Defendants' costs of defense. These costs may be material to the Company.

     On November 14, 2001, the Company filed a Writ of Summons with a Statement of Claim against Mr. Ding in the Supreme Court of British Columbia alleging that Mr. Ding had breached his fiduciary duty of loyalty to the Company. The Statement of Claim alleges that Mr. Ding violated his fiduciary duty after he was terminated for cause by making false statements to HSBC Canada that the Company would be rendered insolvent by proceeding with the redemption and would be unable to repay the funds advanced by the Bank. Further, the Company alleges that as a result of Mr. Ding's actions the Company was forced to incur additional expense with the Bank for a separate accounting firm and the Bank's attorneys to review the proposed redemption transaction. Further, Mr. Ding after his dismissal retained a laptop computer that had been provided to him by the Company for approximately one week and during that time he improperly deleted communications to and from the Company's customers and other information that was on the laptop computer ("Data"). The Data deleted was important and sensitive information owned by the Company and critical to the ongoing operations of the Company. The Company alleges that it was temporarily deprived of the laptop computer, and permanently deprived of the Data since there are not other copies of the Data in the Company's files. The Company alleges that Mr. Ding's actions were in breach of his fiduciary duties to the Company and that the Company has suffered damages as a result of Mr. Ding's actions. The Company is seeking (i) an order that Mr. Ding return all copies of the Data that he retained; (ii) damages and costs, and (iii) other relief.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

     Not Applicable

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Not Applicable

Item 5. Other Information.
--------------------------

     On October 1, 2001, the Company completed a transaction for the repurchase of all of its shares of common stock owned by Regency Affiliates, Inc. and its wholly-owned subsidiary, Speed.com, Inc. Prior to the transaction, Regency owned 1,215,105 shares of Glas-Aire's common stock and Glas-Aire owned 4,040,375 shares of Regency's common stock. Pursuant to an agreement entered into on September 17, 2001 and amended on October 1, 2001, Glas-Aire acquired 1,215,105 shares of its common stock representing approximately 50% of the issued and outstanding shares of Glas-Aire for $2,500,000 in cash plus 4,040,375 of Regency's common stock, representing approximately 23% of the issued and outstanding shares of Regency. As a result of the transaction, neither Regency nor Glas-Aire owns any stock of the other.

     The purchase price was based on negotiations between the parties and confirmed as to fairness by independent valuation firms hired by respective committees of each of the Boards of Directors of Regency and Glas-Aire.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     a) Exhibits: There are no exhibits for the quarter ended September 30, 2001.

     b) There were no reports filed on Form 8-K filed for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date: November 19, 2001                    GLAS-AIRE INDUSTRIES GROUP LTD.
      -----------------


                                           /s/ Omer Esen
                                           -------------------------------------
                                           Omer Esen, Chief Financial Officer