Form 10KSB
period 2001-12-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2002-05-03
CIK 911441

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        84-1072256
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                             3137 Grandview Highway
                         Vancouver, B.C. V5M 2E9 Canada
                ------------------------------------------------
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

Securities registered under Section 12(g) of the Exchange Act:        None
                                                               -----------------
                                                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $11,735,690

As of March 31, 2002, the aggregate market value for the 1,123,345 shares of the common stock, $0.01 par value per share, held by non-affiliates was approximately $1,123,345.

The number of shares of common stock of the registrant outstanding as of March 31, 2002 were 3,887,587, excluding 1,375,677 shares of treasury stock held by the Company.

Transitional Small Business Disclosure Format. Yes[ ] No [X]

                                TABLE OF CONTENTS

                                                                               PAGE
PART I

   Item 1.    Description of Business........................................    1
   Item 2.    Description of Property........................................   19
   Item 3.    Legal Proceedings..............................................   20
   Item 4.    Submission of Matters to a Vote of Security Holders............   21

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters.......   21
   Item 6.    Management's Discussion and Analysis or Plan of Operation......   23
   Item 7.    Financial Statements...........................................   35
   Item 8.    Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.........................   35

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act..   35
   Item 10.   Executive Compensation.........................................   40
   Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management..................................................   44
   Item 12.   Certain Relationships and Related Transactions.................   45

PART IV

   Item 13.   Exhibits and Reports on Form 8-K...............................   46

SIGNATURES...................................................................   48

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Glas-Aire Industries Inc. ("Glas-Aire" or the "Company") was incorporated on September 29, 1992, pursuant to the laws of the State of Nevada. Glas-Aire designs, develops, manufactures and markets sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans. The Company uses plastics (as the major raw material) and thermoforming technology to produce these products.

     In December 2001, Glas-Aire Industries Ltd. ("Glas-Aire or the "Company") acquired Wonder Tool, Inc. ("Wonder Tool"), a wholly-owned subsidiary of Cyclo Manufacturing Company ("Cyclo"). Under current accounting rules, the acquisition of Wonder Tool must be accounted for as a reverse acquisition. Wonder Tool manufactures orbital polishers for use on aircraft and automobiles. The Company acquired all of Wonder Tool's machinery, equipment, inventory and intellectual property rights including one patent and three trademarks.

     The acquisition of Wonder Tool by the Company was conducted pursuant to a Merger Purchase Agreement on December 21, 2001. Immediately prior to the merger, Cyclo transferred certain assets associated with its orbital polishing operations into Wonder Tool in exchange for 1000 shares of Wonder Tool's common stock. Cyclo received 1,250,000 shares of Glas-Aire's common stock (which constituted approximately 50.7% of the Company's total outstanding voting stock) in exchange for 1,000 shares of Wonder Tool's common stock. As a consequence of the acquisition, Wonder Tool became a wholly-owned subsidiary of the Company. The Wonder Tool acquisition has been accounted for as a reverse acquisition, because the shareholders of Wonder Tool became controlling shareholders of the Company. Immediately following the consummation of the acquisition, Cyclo transferred the Glas-Aire shares it received in the acquisition to Robert C. Johnson ("Johnson") and Raymond J. Gherardini ("Gherardini"). Hence, Johnson and Gherardini each own 625,000 shares of the Company and together control a majority of Glas-Aire's voting stock. Under these circumstances, United States Generally Accepted Accounting Principles ("GAAP") requires that Wonder Tool be identified as the accounting acquirer. Accordingly, this annual report and the accompanying financial statements reflect, both prior and subsequent to the acquisition, the business of the acquired entity, Wonder Tool. The financial information for Glas-Aire for periods prior to the date of the reverse acquisition (December 21, 2001) has been included, because Glas-Aire is considered the predecessor for accounting purposes.

Previous Change of Fiscal Year End

     In August 2000, Glas-Aire changed its fiscal year end from January 31 to December 31. Unless otherwise indicated, information in this Form 10-KSB which refers to: (i) the fiscal year or period ended January 31, 2000, is for the twelve month period then ended, (ii) the fiscal year or period ended December 31, 2000 is for the 11 month transition period then ended, and (iii) the fiscal year or period ended December 31, 2001, is for the twelve month period then ended.

BUSINESS DIVISIONS

     Glas-Aire operates two business divisions - Automotive Accessories and Orbital Polishing. The operations of each of these divisions are conducted in separate subsidiary companies. Management believes that both of these divisions provide superior product quality to customers who are leaders within their industries.

     AUTOMOTIVE ACCESSORIES. The Company's Automotive Accessories Division manufactures and markets sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans.

     ORBITAL POLISHING. The recently acquired Orbital Polishing Division manufactures and distributes a twin-head aircraft and automobile orbital polisher as well as polishing and detailing compounds, pads and additional supplies.

BUSINESS STRATEGY

     Management's strategies for future operations and expansion are as follows:

     INTEGRATION OF ORBITAL POLISHING DIVISION AND IMPLEMENTATIOIN OF MARKETING STRATEGY TO INCREASE SALES. The Company will integrate the Orbital Polishing Division into the Company's business operations. Integration will include moving the orbital polishing operations from Denver, Colorado to the Company's facility in Vancouver, B.C., and development and execution of a marketing strategy to increase sales, both domestically and internationally. Management believes that effective integration of the orbital polishing operations in Canada should result in reduced costs and improved margins. Further, management is optimistic that the Company will be able to increase sales of the orbital polishers into the aircraft and automotive industries.

     INCREASING PRODUCTION CAPACITY/EFFICIENCY. The Company plans to enhance its production capacity by the use of additional capital equipment in a larger premises which will double the manufacturing area. To this end, the lease on a new building has been recently executed and some major capital equipment has been received. Further, the Company has engaged a experienced firm to help in the layout and construction management of the new building, and to enhance production efficiency by combining the "cell manufacturing" concept with the proprietary thermoforming process (Matched Compression Moulding or MCM) developed by the Company. The cell method of manufacturing is utilized by many large Japanese and American manufacturers. This concept involves conduct of the entire manufacturing process in units or cells on a flow basis in order to avoid delays related to staging. This concept provides for the layout of machines of different types performing different operations in a tight sequence to permit single piece flow and flexible deployment of human effort. A product proceeds from design to launch, order to delivery, and into the hands of customers with reduction of scrap, reduction of labor costs or no backflows or stoppages.

     INCREASING SALES TO AUTOMOBILE MANUFACTURERS. Virtually all of the Automotive Accessories Division's sales are to automobile manufacturers. Management believes that increased sales to automobile manufacturers can be accomplished through sales of existing and new products to current as well as potential new clients in North America, Japan, South America and Europe.

     DEVELOPMENT OF NEW PROCESSES. Management believes that a key to the Company's future success is the development of new products and complimentary processes to meet the demands and needs of its clients. The Company conducts active research and development ("R&D") activities to enhance its existing products, design new ones and develop associated manufacturing processes. Often, the Company's clients participate in the development of the product as well as the process in which it is developed.

     INVESTMENT IN OR ACQUISITION OF COMPLEMENTARY BUSINESSES, TECHNOLOGIES OR PRODUCT LINES. Recently, the Company acquired Wonder Tool Inc. of Denver, Colorado that manufactures specialized polishers for the aircraft and automotive industries, to exploit the market synergies between these polishers and its own products. The Company will continue to evaluate such opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and expertise.

     INFRASTRUCTURE STRENGTHENING. Over the last several years, the Company has been customizing and deploying integrated, computerized business systems to facilitate effective control functions, and to facilitate running a much larger organization. This activity will be maintained and enhanced through the use of appropriate third party consultants. Management believes that solid controls combined with the Company's basic organizational design and expertise will ensure an infrastructure suitable to run a much larger business.

INDUSTRY OVERVIEW

     AUTOMOTIVE ACCESSORIES

     Glas-Aire's automotive accessories products are used in a diverse and growing market, comprised of all automotive aftermarket accessories, dealer-installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles' appearance and/or performance. The automotive industry association involved in this particular market segment is referred to as "SEMA" (Specialty Equipment Market Association). Manufacturer's sales of specialty automotive products increased from $2.35 billion in 1985 to $8.6 billion in 2000. During this period, retail sales increased from $4.35 billion to $24.86 billion. The Company's products compete in the accessory/appearance segment of this market, estimated to be approximately $4.83 billion at the manufacturers' level in 2000. SEMA estimates that accessories/appearance products represent 55.6% of the total specialty equipment market. According to SEMA data, accessories/appearance is the only segment of products that have shown increased market share over the years going form 51.1% in 1996 to 55.6% in 2000. The following table shows the industry market share trend from 1990 to 2000 based upon the SEMA 2001 Market Study.

--------------------------------------------------------------------------------
                      Industry Segment Market Share Trend*
--------------------------------------------------------------------------------
Segment                            2000    1999    1998    1997    1996    1990
--------------------------------------------------------------------------------
Accessories and                    55.6%   54.3%   53.2%   52.4%   51.1%   42.5%
Appearance
--------------------------------------------------------------------------------
Racing and                         20.0%   21.2%   22.2%   22.9%   24.1%   30.6%
Performance
--------------------------------------------------------------------------------
Wheels, Tires and                  24.4%   24.5%   24.6%   24.7%   24.4%   26.9%
Suspension
--------------------------------------------------------------------------------
*    Source SEMA 2001 Market Study
--------------------------------------------------------------------------------

     According to SEMA, during the period from 1990 to 2000, the accessory/appearance segment grew by 99.8%. Sales went from $4.35 billion in 1990 to $8.69 billion in 2000.

     Glas-Aire operates in the original equipment manufacturer ("OEM") portion of the SEMA market segment, providing products to the automotive manufacturers that then distribute these products to consumers through their dealer networks. Management believes that the parts accessory business has become an increasingly important profit center for the automotive manufacturers at their dealer level, and this trend is accelerating. With a strong interest in providing additional profit opportunities for their vast dealer networks, the manufacturers are increasing their own involvement in developing new and enhanced accessory products. These products are often included in "special trim packages" and offered during the sale of the vehicle, taking advantage of a natural sales channel (i.e. dealers) as well as vehicle financing which covers the accessory products with only a negligible increase in monthly payments. Management's studies indicate that the vast number of strategically located dealers (e.g. GM has approximately 8,000 dealers in North America), their background in parts/accessories, installation expertise and ability to offer almost instant financing will increase their market share at the expense of aftermarket channels. Through this the Company has continued to increase its market share.

     ORBITAL POLISHERS

     The random-orbit polisher dates back to the mid 1950's when Cyclo Manufacturing Company invented and developed the dual head orbital polisher. The original patents for single, dual and the triple head orbital polishers came from Cyclo. The orbital polisher plays a key role in the aircraft and automotive polishing and detailing industry by offering an alternative to polishing by hand. For over forty-five years major airlines and the military have utilized the Company's aircraft polisher in the appearance and maintenance of aircraft, missiles and ground support equipment. The Company's polishers are a reliable tool for car dealerships, service stations, car washes and detail shops.

PRODUCTS

     Our product lines within our two primary operating divisions, Automotive Accessories and Orbital Polishing, are set forth below.

     AUTOMOTIVE ACCESSORIES

          The table set forth below shows sales of the Company's Automotive Accessories on a percentage basis by type of product sold during each of the periods indicated. Door Visors have not been included because the sales volume has not been significant to date.

--------------------------------------------------------------------------

                                                           Year Ended
     Product Line                                         December 31,
--------------------------------------------------------------------------
                                                     2001   2000*   2000**
--------------------------------------------------------------------------
Sunroof Wind Deflectors                               54%    60%     56%
--------------------------------------------------------------------------
    Hood Protectors                                   33%    31%     32%
--------------------------------------------------------------------------
  Rear Air Deflectors                                 13%     9%     12%
--------------------------------------------------------------------------
*    For the eleven month transition period
**   For the year ended January 31,
--------------------------------------------------------------------------------

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

          DOOR VISORS. Door visors allow for air circulation, keep out elements and reduce wind noise when windows are open.

          NEW PRODUCTS. In order to build on its basic product groups (i.e. sunroof wind deflectors, hood protectors, rear air deflectors and doorvisors), the Company will continue development of new products in order to address its clients' and prospective clients' demands. The Company intends to continue producing its products on a cost-effective basis with unique designs, superior finishes, alternate attachment mechanisms and dimensional accuracy. This strategy is expected to increase the Company's competitiveness and help expand its target markets. As new models of automobiles are brought to market the Company must design, develop and deploy its products to meet the design specifications of the new models.

          OBSOLESCENE/DESIGN CHANGES. Due to automobile design changes by automobile manufacturers, the Company's automotive products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. The Company will continue improving its lead times by using more efficient design software and innovative prototype tools fabricated in-house, and changes in the design process in keeping with the Cell Manufacturing method. This process will further reduce lead times by facilitating remote fittings of prototypes anywhere in the world.

     ORBITAL POLISHING.

     ORBITAL POLISHERS. The Company's newly acquired aircraft and automobile polishers have been manufactured by Cyclo under the name "Wonder Tool" since 1953. Management believes that the Company is one of the leading manufacturers of orbital polishers sold into the aircraft maintenance and automobile detailing markets. The polisher features dual orbital action heads, a lightweight balanced design and 4" heads to manage large areas and hard to reach contours with equal efficiency. The polisher, is versatile allowing the quick change of bonnets, discs, pads, and brushes to perform a variety of finishing jobs. The Company produces a variety of polishers including electric and pneumatic versions.

     POLISHING SUPPLIES. The company also manufactures polishing and detailing compounds, pads and additional supplies for use with its orbital polisher. The supplies include bonnets, Velcro disks, pads, brushes, and a complete line of deoxidizing and polishing compounds.

MARKETING AND SALES

     The Company promotes itself and its products primarily through personal contact, brochures, attendance at trade shows, press releases, etc. These functions are primarily performed by management of the Company. Management also intends to provide access to information on the Company's filings with the United States Securities and Exchange Commission and its products on its WEB site.

     AUTOMOTIVE ACCESSORIES

     During the year ended December 31, 2001, approximately 99% of the Automotive Accessories Division's saleswere to automobile manufacturers. The Company's clients/joint product development partners include DaimlerChrysler Corporation, Daewoo Motor America

Inc., Daihatsu Motor Co., General Motors Corporation, Gulf States Toyota, Inc., Honda Access America, Inc., Hyundai Motor America, KIA Motors America, Inc., Mazda North America Corporations, Nissan Canada, Inc., Nissan North America, Inc., Saturn Corp., Southeast Toyota Distributors, Inc., Subaru of America, Inc., Toyota Canada Inc., Ltd. and others. The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

     The Company has received a number of awards from its customers and various business associations during the last ten years. The latest award was the "Valued Partner 2001" award from KIA Motors America Inc.

     The Company sells its automotive accessories products in the United States, Canada and Japan. Net export sales to customers by geographic area consisted of the following for each of the two years ended December 31, 2000 and 2001.

---------------------------------------------------------------
                                            December 31,
                                            (in 000's)
                                    ---------------------------
                                        2001           2000*
---------------------------------------------------------------
United States                       $10,229   87%  $9,217   84%
---------------------------------------------------------------
Canada                              $ 1,106   10%  $1,364   12%
---------------------------------------------------------------
Japan                               $   286    2%  $  340    3%
---------------------------------------------------------------
Other                               $   115    1%  $    9    1%
---------------------------------------------------------------
* For the eleven month transition period
---------------------------------------------------------------

     ORBITAL POLISHERS

     The Company Orbital Polishing Division's focus is on continued expansion into the United States and foreign markets. On March 1, 2002, the Company entered into a Manufacturer's Representative Contract with AG Group Worldwide, Inc. ("AG Group") of Roseville, Michigan. Through its sales force, AG Group will market the Company's orbital polishing and detailing products through their network of contacts in the aircraft industry and automotive detailing industry. AG Group will act as the worldwide sales representatives for the Orbital Polishing Division's products. Management is optimistic that AG Group will be able to assist the Company in developing and sustaining an increased volume of sales. AG Group will be compensated on a commission basis and must meet yearly sales goals to maintain the contract. The contract establishes first year minimum sales of $1,000,000. The Company and AG Group also intend to introduce the product line to the marine industry. The duration of the contract is one year, and automatically renews each year with a 10% increase in minimum sales over the previous year. Should AG Group fail to meet the minimum sales, the Company has the right to cancel the contract.

DISTRIBUTION.

     AUTOMOTIVE ACCESSORIES.

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

     The Company has contracts with two sales representative companies in the United States who have established relationships with large automobile manufacturers in North America as well as Japan. As the Automotive Accessories Division's sales increase, the Company may hire additional personnel or may contract with other sales representatives.

     Management plans to expand the Company's product offerings by increasing the number and type of products that it offers for sale, to expand its customer base and to penetrate into new market segments. (See "Item 1. Description of Business--Business Strategy.") Management's strategy to achieve these objectives is described below:

     . Representatives of the Company will continue traveling to the United States, Japan, Europe, South America, China, etc. to present the Company and its products to prospects as well as new distributors or other potential strategic partners.

     . The Company will continue increasing its presence (attendance or participation) in major trade shows in North America, Europe and Japan associated with its products.

     . Management will continue to evaluate opportunities for growth or expansion of the Company's business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and its expertise. In line with this strategy, the Company recently acquired Wonder Tool.

     ORBITAL POLISHERS

     The Company sells its orbital polisher directly to the airline industry. The Company directly fulfills orders placed with the Company and sells to the auto detail industry via distributors and mail order catalogues. The Company ships on either a prepayment basis or on a purchase order with terms for larger, more established customers.

MAJOR CUSTOMERS

     AUTOMOTIVE ACCESSORIES.

     The Company's Automobile Accessories Division sells principally to automobile manufacturers in the United States, Canada and Japan. For the year ended December 31, 2001, sales in the US accounted for 87% of the Company's Automotive Accessories revenues (including sales to US subsidiaries of foreign automobile manufacturers), sales in Canada accounted for 10% and sales in other countries accounted for 3%.

     For most of its customers, particularly the importer and Japanese auto makers, Glas-Aire engages in a simultaneous design/sales process with the OEM's engineering and purchasing organizations that normally results in a series of purchase orders geared to coincide with the release of a particular car model.

     As reflected below, the Company has three major customers who, together, accounted for 69% or more of the Automotive Accessories Division's sales during the last fiscal year:

-----------------------------------------------------------------------------------------------
                                                          Period Ended
-----------------------------------------------------------------------------------------------
    Customer                 Products                December 31,   December 31,    January 31,
    --------                 --------                   2001           2000*          2000
--------------   ---------------------------------   ------------   ------------   ------------
Nissan North     Sunroof  wind  deflectors, hood         25%            34%            30%
America, Inc.    protectors and rear air
                 deflectors
--------------   ---------------------------------   ------------   ------------   ------------
Honda Access     Sunroof wind deflectors                 21%            15%            17%
America, Inc.
--------------   ---------------------------------   ------------   ------------   ------------
General Motors   Hood protectors and rear air            23%            29%            29%
(USA & CDN)      deflectors
-----------------------------------------------------------------------------------------------
        *  For the eleven month transition period
-----------------------------------------------------------------------------------------------

     The Company manufactures accessories for the majority of its customers on a purchase order/invoice basis. For General Motors Corporation in the U.S., the Company has a virtual just-in-time drop shipment program utilizing its operating and warehouse facilities in Bellingham, WA. The Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, or in the case of replacement parts and accessories, for the balance of the life of the new vehicle warranty or a minimum of 36 months or 36,000 miles after the date of installation on the vehicle, whichever is greater. The Company is obligated to reimburse its OEM customers for all legitimate quality related warranty claims paid by them.

     ORBITAL POLISHERS.

     The Company sells the majority of its orbital polisher product line directly to its major customers in the airline, auto detailing and car washing industry. The Company has no contracts with any of its major customers. The Company also has multiple distributors of its orbital polisher products and a total of over 3,000 customers worldwide. Additionally, the Company has entered into an agreement with AG Group to act as a manufacturer's representative to market its orbital polishing products.

     The Orbital Polisher Division has one customer who accounted for 18% of sales during the last fiscal year:

---------------------------------------------------------------------------------

                                                           Fiscal Year Ended
---------------------------------------------------------------------------------
                                                       December 31   December 31,
------------------   -------------------------------   -----------   ------------
      Customer                   Products                 2001          2000
      --------                   --------                 ----          ----
------------------   -------------------------------   -----------   ------------
Autosmart            Orbital Polishers and supplies        18%           24%
International
------------------   -------------------------------   -----------   ------------

COMPETITION.

     AUTOMOTIVE ACCESSORIES.

     The Company has several competitors in the Automotive Accessories Division which have substantially greater technical, financial and marketing resources than the Company. For the sunroof wind deflector market, the primary competitor has been Plastic Form, a subsidiary under the umbrella of Masco Tech. In the hood protector and rear air deflector market, our major competitor is Autotron, a subsidiary of LUND International Holdings ("Lund"). Autoventshade a subsidiary of Lund and EGR, produce hood protectors and door visors in competition with the Company.

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

     ORBITAL POLISHERS.

     The Company faces several competitors in the orbital polishing industry. Management believes that its primary competitors are Gem Industries, Inc. and Waxcoa/Chamberlain, who both market only a single head orbital polisher. Further, management believes it can compete with these competitors because of Wonder Tools' reputation for producing a high quality orbital polisher and related orbital polisher supplies.

MANUFACTURING.

     The Company currently manufactures its automotive accessories products at its plant in Vancouver, B.C., Canada. Orbital polishing products are being manufactured in Denver, Colorado; however, the Company anticipates moving that manufacturing operation to Vancouver, B.C., Canada, prior to the end of the third quarter.

     AUTOMOTIVE ACCESSORIES.

     The Company's automotive accessories manufacturing operation consists of three major functions: (i) thermoforming; (ii) machining; and (iii) finishing. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. The Company is able to meet auto manufacturers' stringent surface requirements by using proprietary thermoforming processes (e.g. Matched Compression Moulding) and production tooling (including milled aluminum tools), in a clean-air facility. The Company currently utilizes slide-tray and state-of-the-art in-line thermoformers, plus a three-station rotary thermoformer that performs several functions simultaneously without operator intervention. Machining operations are performed with three-axis as well as five-axis Computer Numeric Control ("CNC") routers to shape the blades of the wind deflectors. Finishing includes (a) polishing the edges of the blades; (b) stamping identifying marks on the product; (c) application of gasket/extrusion/brackets; (d) labeling; (e) cleaning; and (f) boxing.

          RAW MATERIALS AND SUPPLIERS. Acrylic is the single most expensive raw material used in manufacturing the Company's products. The Company currently purchases its acrylic from Acrylco Manufacturing Ltd. (a Canadian distributor for Mitsubishi Canada Limited), Aristech Acrylics LLC in Florence, Kentucky and Laird Plastics (a Canadian distributor for Atofina Chemicals, Inc. in Pennsylvania). The Company does not have a long-term contract with any of these suppliers. If these suppliers should become unavailable in the future, it is expected that other suppliers would be readily available.

     The principal components purchased by the Company are extrusions (long plastic strips used in mounting the deflector blades to vehicles), gaskets for sealing deflector blades onto vehicles' roofs and corrugated boxes. Supplies of these components are readily available from various suppliers. The Company is exploring the possibility of acquiring supply sources for its major components, and is investigating development of its own manufacturing capability for certain of its major components.

          QUALITY ASSURANCE. The Company is ISO9001/QS9000 certified and these international quality standards control virtually all of the Company's business practices as well as its operations.

     The Company's mission includes providing its clients with quality products on time and cost-effectively based on innovative engineering solutions and manufacturing processes. The fitness-for-use of products/services is the vital principle that guides all activities of the Company. Further, the application of this principle is demanded from all suppliers. A primary objective of the Company is to support the need of its employees as well as suppliers to foster this principle.

     Although the Company's level of defective products has traditionally represented approximately 1% of annual net sales, during the last fiscal year it was approximately 4%. The increase was primarily the result of a defective component sourced from one of the Company's suppliers. The Company is now negotiating with this supplier and management is optimistic that the Company will be able to enter into a favorable settlement with the supplier or that the Company will prevail against this supplier if litigation is necessary. During the fiscal year ended December 31, 2001, the Company accrued approximately $390,000 of expense relating to warranty claims, and accrued approximately $151,000 of expense for warranty claims in the eleven month period ending December 31, 2000.

     Generally, the Company warrants its products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, and is obligated to reimburse the automobile manufacturer for all legitimate quality related warranty claims paid by the manufacturer.

     ORBITAL POLISHERS.

     The Company currently manufactures its orbital polishing products in Denver, Colorado. However, the Company intends to move its manufacturing facility to a new facility in Richmond, British Columbia to effectively integrate this Division with its Automotive Accessory Division. "Item 2 - Description of Property."

     The Company's orbital polisher manufacturing process consists of machining, polishing, installation, finishing, assembling and testing of the orbital polisher. The Company also manufactures in-house the majority of its chemical product line as well as its bonnets and other orbital polisher accessories.

          RAW MATERIALS AND SUPPLIERS. The Company purchases components including unfinished aluminum castings, gears, bearings, electrical cords and motors used in the manufacturing process of its orbital polisher and foam disks, wool pile and raw rubber used in the manufacturing of bonnets. The Company does not have any contracts with any of its suppliers. If these suppliers should become unavailable in the future, it is expected that other suppliers would be readily available.

          QUALITY CONTROL. The Company has manufactured the orbital polisher for over 45 years and has internally set its own specifications and high quality standards. The Company has a testing procedure in place to conduct individual inspections of each polisher to ensure proper functioning and compliance with its specifications. The Company has not experienced any significant problems with it orbital polishing products.

RESEARCH AND DEVELOPMENT AND PRODUCT DESIGN.

     Management believes that its product development capabilities are important to the future success of the Company's business. The Company has 16 permanent employees engaged in R&D at its Vancouver facility. They conduct activities associated with development of new products, improvements to existing products and the development of new manufacturing processes. Management expects that spending on research and development activities will continue to support increased business. The Company expended $489,000 on research and development activities during the 11 months ended December 31, 2000, and $469,000 during the twelve months ended December 31, 2001.

     AUTOMOTIVE ACCESSORIES.

     The Company has all the necessary soft and hard engineering tools to meet the exacting standards for product design imposed by its automobile manufacturer clients. Management is also optimistic that the Company will continue to shorten the product development cycle through more efficient design processes as well as simplified tooling. The Company will continue improving its lead times by using more efficient design software and innovative prototype tools fabricated in-house, and changes in the design process in keeping with the Cell Manufacturing method.

     When the design of a vehicle model changes configuration, the Company must retool its products to insure proper fit of its products. Although frequent model or configuration changes would increase the Company's costs, tooling costs generally are not substantial and frequently are passed on to the customer, often over a two-year period. Successful deployment of the new production process now under development is expected to result in improved tooling costs.

     ORBITAL POLISHER.

     The Company performs tests to determine if improvements can be made to either the orbital polisher or in the manufacturing and assembly process for the orbital polisher. Further, the Company also tests alternative components such as motors, bearings and pads to improve upon the performance of its orbital polisher and related accessories. Management continuously tests adhesives to ensure orbital pads remain intact throughout their use with the orbital polisher.

SEASONALITY.

     The Company's products are not subject to significant seasonal variation. The Company's backlog as of any given date is not a meaningful measure of the Company's future business, because the Company's customers generally require rapid shipment of orders.

PATENTS, TRADEMARKS, LICENCESS, FRANCHISES CONCESSIONS OR ROYALTY AGREEMENTS.

     AUTOMOTIVE ACCESSORIES.

     Currently, the Company does not hold any patents on any of its automotive accessories products, nor does it have any licenses, trademarks, franchises, concessions or royalty agreements. However, during the period ended December 2000, the Company filed patent applications for a proprietary moulding process (Matched Compression Moulding known as MCM). The Company also filed a trademark application for "MCM."

     POLISHING DIVISION.

     In connection with the acquisition of Wonder Tool, the Company acquired one patent and three trademarks.

     DOUBLE DRUM POLISHER, United States Patent No. 5,040,339. The Double Drum Polisher contains a pair of counter rotating polishing drums on its head. The Double Drum Polisher is used for polishing the fuselage and wings of aircraft as well as large surfaces associated with other types of vehicles including tank trucks and railcars. This patent was issued on August 20, 1991

     FREE-FLITE, United States Trademark No. 1,604,284. FREE-FLIGHT is the trademark of a metal cleaner and polisher marketed by the Company, which has carried a military approval since 1954. This trademark was issued on July 3, 1990.

     SOIL-ZORB, United States Trademark No. 1,456,016. SOIL-ZORB is the trademark of a cleaning agent with emulsifying properties for use on rugs and carpeting marketed by the Company. This trademark was issued on September 8, 1987.

     SOLV-IT, United States Trademark No. 1,456,015. SOLV-IT is the trademark of a dry cleaning solution for upholstery, rugs and carpeting marketed by the Company. This trademark was issued on September 8, 1987.

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

GOVERNMENT/ENVIROMENT REGULATION.

     The Company, like all manufacturers of consumer products, is liable to federal state and local regulations concerning consumer products and occupational safety and health. The Company believes that its operations currently comply in all material respects with these laws and regulations. In general, the Company has not experienced any difficulty complying with such regulations and compliance has not had a material effect on the Company's business.

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

EMPLOYEES.

     As of March 30, 2002, the Company employed 214 production workers, 16 research and development personnel, 10 clerical/administrative staff and 3 management staff members.

     The Company attempts to maintain amiable and communicative relations with its employees. None of the employees are represented by a labor union, nor is the Company a party to any labor contracts or collective bargaining agreements. The Company has never experienced labor slowdowns or stoppages, and management believes that relations with its employees are satisfactory. The Company believes there is an adequate supply of suitable labor, as well as professionals, available.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

     You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects.

Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop, market and ship products on a timely basis, that competitive conditions within either the automotive or airline industries will not change materially or adversely, that demand for the Company's products will remain strong, that the Company will retain existing customers and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     In addition, as disclosed elsewhere under other risk factors, our business and operations are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosures. In connection with this safe harbor we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on our behalf. Any such statement is qualified by reference to the cautionary statements included in this Annual Report.

     DEPENDENCE UPON MAJOR CUSTOMERS. The Company's Automotive Accessory Division has three customers, which, together, accounted for approximately 69% of its sales during the year ended December 31, 2001. The Company's Orbital Polisher Division has one customer who accounted for approximately 18% of its sales during the year ended December 31, 2001. See "Item 1. Description of Business - Major Customers." There can be no assurance that these customers will continue to purchase the Company's products at these levels in the future. The loss of any one of these major customers, or a significant reduction in their purchases from the Company, would have a material adverse effect upon the Company and its operations.

     DEPENDENCE UPON INDUSTRIES.

     AUTOMOTIVE ACCESSORY DIVISION. The Company's Automotive Accessory Division current products consist exclusively of automobile accessories, specifically sunroof wind deflectors, hood protectors, rear air deflectors and doorvisors, which are sold to OEMs. Accordingly, the market for the Company's products is tied to the success of the automobile industry, and the success of the Company is dependent upon that single industry. A significant decline in the automobile industry, in general, over which the Company would have no control, could have a serious adverse effect on the Company and its business. In addition, economic factors adversely affecting automobile production and discretionary consumer spending could have a material adverse effect on the Company's results of operations.

     ORBITAL POLISHING DIVISION. The Company's Orbital Polishing Division is tied to the airline, general aviation and air cargo industries. Since the events of September 11, 2001, this industry has been extremely volatile. Due to poor financial situations several carriers have been threatened with bankruptcy. A significant decline in the travel or cargo industry or airline bankruptcy could have an effect on the Company and its business. Additionally, the Orbital Polishing Division is also tied to the automotive industry. Deteriorating economic conditions could reduce the amount spent on air travel and automotive detailing. A significant decline in these industries could also have an adverse effect on the Company and its business.

     DEPENDENCE UPON AUTOMOBILE MANUFACTURERS IN JAPAN AND RELATED RISKS. A significant percentage of the Company's Automobile Accessories Division sales have been to Japanese automobile manufacturers in the United States or Canadian subsidiaries of Japanese automobile manufacturers. The passage of protectionist legislation, including increased import tariffs, or public sentiment against imports could result in a decrease in sales of Japanese automobiles which would have a direct negative impact on the Automotive Accessories Division's sales. In addition, the economic problems experienced in Japan could have a material and adverse effect upon the Company's Japanese customers, which could materially and adversely affect the Company. Further, the devaluation of the Japanese yen could result in Japanese automobile manufacturers looking to Japanese suppliers of automobile accessories that also could have a serious negative impact on the Automotive Accessories Division's sales.

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance will depend to a significant extent upon the efforts and abilities of certain members of senior management as well as upon the Company's ability to attract and retain qualified engineering, technical, design, marketing and production personnel. In particular, the Company is dependent upon the experience and abilities of Craig Grossman (Chief Executive Officer), Omer Esen

(Chief Operating Officer) and Linda Kwan (Chief Financial Officer). Accordingly, the loss of the services of Mr. Grossman, Mr. Esen, Mrs. Kwan or other key personnel could have a material adverse effect on the Company and its future operations. If Mr. Grossman, Mr. Esen or Mrs. Kwan were to be unavailable for any reason, there can be no assurance that the Company would be able to employ a qualified person or persons on terms suitable to the Company.

     COMPETITION. The Company's Automotive Accessories Division sales and profitability should be considered in light of the competitive environments in which the Company operates. The Company's Automotive Accessories Division operates in an industry that is highly competitive, and many of its competitors, both local and international, have substantially greater technical, financial and marketing resources than the Company. The principal factors that determine the Company's competitive position include quality, customer care and price. Management believes that its research and development capabilities, concentration on increased production efficiencies and commitment to customer service and product innovation will enable the Company to continue to compete effectively. However, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's competitors or by automobile manufacturers themselves. In addition, there are no significant technological or manufacturing barriers to entry into the automobile accessories business in which the Company operates.

     CURRENCY FLUCTUATION. The Company's automotive division sales are principally transacted in United States dollars, whereas its labor, overhead and most component costs are paid in Canadian dollars. The Orbital Polishing Division's sales and expenses are principally transacted in United States dollars. Fluctuations in the value of the United States dollar versus other currencies (primarily the Canadian dollar and the Japanese yen), and fluctuations in the relative values of those currencies, may have an impact on the Company's financial performance. The Company does not engage in hedging activities with respect to currency fluctuations. Although, to date, the Company has avoided significant losses from currency fluctuations, there can be no assurance that the Company will be able to avoid such losses from currency fluctuations in the future.

     DEPENDENCE ON COMPONENT AND RAW MATERIALS SUPPLIERS. The Company purchases raw materials, primarily acrylic and certain metal components used in the manufacture of its orbital polishing products from various suppliers. Although the Company has long term relationships with its key suppliers it does not have long-term supply agreements. The Company does not anticipate significant delays or disruption in the manufacture and delivery of its raw materials or components, but there can be no assurance that delays or disruptions will not occur. The loss or breakdown of the Company's relationships with its suppliers could subject the Company to delays in the delivery of its product to customers and loss of customers. In addition, increased prices for raw materials or component parts could have a material adverse effect on the Company's profitability.

     MANUFACURING RISKS. The Company's business is subject to many of the risks inherent in manufacturing, including risks associated with production equipment failure, fluctuating costs of raw materials and component parts, shortages of raw materials, changes in governmental regulations, labor shortages, work stoppages and other labor difficulties. Any significant interruption of manufacturing activities could have a material adverse effect on the Company's operations.

     AUTOMOTIVE ACCESSORIES PRODUCT OBSOLENSCENCE AND DESIGN CHANGES. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

     DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company's Automotive Accessories Division manufactures and sells sunroof wind deflectors, hood protectors, rear air deflectors and doorvisors for cars, light trucks and vans. The Company's sales of each of these products are dependent on the popularity of the type of vehicle or the vehicle accessory to which the product relates. For example, a decline in popularity of sunroofs would result in decreased sales of sunroof wind deflectors, while a decline in popularity of light trucks (which includes sport-utility vehicles as well as pickup trucks) and mini-vans would result in decreased sales of hood protectors and rear air deflectors. Although not anticipated in the foreseeable future, such events could have a material adverse effect on the Company's business. The Company's Orbital Polishing Division manufactures polishers and related supplies used in the aircraft and automotive industry. A decline in the amount of air travel and detailing of automobiles would result in decreased sales of the orbital polisher and related supplies. Such events could have an adverse effect on the Company's business.

     MAJOR CHANGES IN BUSINESS STRATEGY OF KEY AUTOMOTIVE ACCESSORIES CLIENT. During April 2000 and April 2002, a major client of the Company demanded price reductions on existing products from all its suppliers (worldwide) in three stages. These reductions became effective in April 2000 and the 3rd stage started in April 2002. In turn, the Company has been assured future business. Management agreed to the reductions, planning to compensate for them via value engineering activities expected from the deployment of the newly developed processes and the less expensive materials these processes will allow. However, since the Company has had limited commercial experience with these processes, at this time no assurance can be given that the price reductions can be counterbalanced with the use of these new processes plus the less expensive materials.

ITEM 2. DESCRIPTION OF PROPERTY

Vancouver, British Columbia

     The Company has been leasing 27,777 square feet of factory, warehouse and office space located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9, from Rockmore Investments Ltd. The lease term is five years and is due to expire in September 2004. The current total rent is CDN$13,270 (i.e., US $8,294 based upon current exchange rates) per month. The lease is a triple net lease, and the Company is responsible for its share of common area expenses and maintenance. Management is optimistic that the Company will be able to sublease this space for an amount that is at least equal to the required lease payments after moving to the new facility described below in Richmond. To the extent that the Company is unable to sublease the property, the Company will be obligated to continue the rental payments until the end of the lease.

     The property at 3137 Grandview Highway is listed for sublet with a reputable real estate agent.

Richmond, British Columbia

     On April 5, 2002, the Board of Directors approved a lease of a 52,080 square feet office and warehouse space located at 7791 Alderbridge Way, Richmond, B.C., Canada. Management has signed a 7 year lease at CDN$22,785 (i.e. US $14,754) per month during the first two years of the lease period. This larger building should allow the Company to expand its business and increase productivity through a more effective factory layout. The move from the existing premises to the new one is expected to start in April 2002 and completed as soon as possible. An important objective will be adherence to the shipping schedules. The total rent per month is CDN$22,785 (i.e., US $14,754) based upon current exchange rates) per month. The lease term is seven years, and is renewable for a five year term.

Bellingham, Washington

     The Company also rents on a month-to-month basis 5,000 square feet of warehouse space in Bellingham, Washington, at a rental of US$1,800 per month. This facility is used primarily for warehousing products for distribution to certain US customers.

ITEM 3. LEGAL PROCEEDINGS

     Following his termination for cause from his position as President of the Company on September 12, 2001, Alex Ding, a former director of the Company and the Company's former President filed a Writ of Summons on September 13, 2001, in the Supreme Court of British Columbia. Mr. Ding's claims were made against the Company, Multicorp Holdings Inc., Glas-Aire Industries Ltd., William R. Ponsoldt, Craig Grossman, Todd Garrett, Mark Baldinger, Regency Affiliates, Inc. and Speed.com, Inc. (collectively the "Defendants"). Mr. Ding asserted among other things that the redemption transaction involved a breach of agreements with HSBC Bank Canada ("Bank"), securities laws, corporate laws, and fiduciary duties owed by the Defendants to the Company's shareholders. Mr. Ding asserted that the court should enjoin various actions relating to the redemption and grant other relief. Mr. Ding has not served all of the Defendants personally, and has not filed a Statement of Claim. The Company discussed the redemption with its Canadian Counsel prior to effecting the redemption, and determined that proceeding with the redemption would not be in violation of a court order or otherwise prohibited. Further, the Bank reviewed the proposed redemption transaction with both outside counsel and an outside accounting firm. After completion of these reviews, the Bank loaned the Company the funds necessary to effect the redemption. The Company intends to vigorously contest Mr. Ding's claims and believes that they are without merit. No hearing or trial date has been set. The Company and the individual Defendants believe that they have substantial defenses to claims alleged. However, there are no assurances that the resolution of this case will not have a material adverse effect on the company. The Company is advancing the Defendants' costs of defense. These costs may be material to the Company.

     On November 14, 2001, the Company filed a Writ of Summons with a Statement of Claim against Mr. Ding in the Supreme Court of British Columbia alleging that Mr. Ding had breached his fiduciary duty of loyalty to the Company. The Statement of Claim alleges that Mr. Ding violated his fiduciary duty after he was terminated for cause by making false statements to HSBC Canada that the Company would be rendered insolvent by proceeding with the redemption and would be unable to repay the funds advanced by the Bank. Further, the Company alleges that as a result of Mr. Ding's actions the Company was forced to incur additional expense with the Bank for a separate accounting firm and the Bank's attorneys to review the proposed redemption transaction. Further, Mr. Ding after his dismissal retained a laptop computer that had been provided to him by the Company for approximately one week and during that time he improperly deleted communications to and from the Company's customers and other information that was on the laptop computer ("Data"). The Data deleted was important and sensitive information owned by the Company and critical to the ongoing operations of the Company. The Company alleges that it was temporarily deprived of the laptop computer, and permanently deprived of the Data since there are not other copies of the Data in the Company's files. The Company alleges that Mr. Ding's actions were in breach of his fiduciary duties to the Company and that the Company has suffered damages as a result of Mr. Ding's actions. The Company is seeking (i) an order that Mr. Ding return all copies of the Data that he retained; (ii) damages and costs, and (iii) other relief. Mr. Ding has filed a counterclaim against the Company for wrongful dismissal.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET INFORMATION

     The Company's common stock was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "GLAR" and on the Pacific Stock Exchange under the Symbol GLA until it was delisted from the NASDAQ SmallCap Market in March 2002. The Company's common stock was delisted from the NASDAQ SmallCap Market for failure to comply with the requirement to hold an annual meeting of the Company's shareholders during the fiscal year ended December 31, 2001, and for failure to obtain the approval of the Company's shareholders for the consummation of the acquisition of Wonder Tool. The

Company's Common Stock is currently traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board.

     The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of common stock, as reported by Nasdaq.

Year Ended December 31, 2001                     High      Low
                                               -------    ------

January 1, 2001 through March 31, 2001         $ 2.563    $1.375
April 1, 2001 through June 31, 2001            $  3.10    $ 1.01
July 1, 2001 through September 31, 2001        $  1.97    $ 1.10
October 1, 2001 through December 31, 2001      $  1.35    $  .77

Transition Period Ended December 31, 2000

February 1 through April 30, 2000              $13.655    $3.450
May 1 through July 31, 2000                    $ 5.235    $3.171
August 1 through October 31, 2000              $ 3.415    $1.875
November 1, 2000 through December 31, 2000     $ 3.000    $1.391

     The closing price of the common stock on April 12, 2002, was $.35 per share. As of March 31, 2002, the Company had approximately 34 shareholders of record and estimates that its common stock was beneficially owned by more than 500 shareholders based upon ownership in "street name."

RECENT SALES OF UNREGISTERED SECURITIES

     On December 21, 2001, the Company consummated a reverse merger transaction whereby it acquired 100% of the issued and outstanding stock of Wonder Tool Inc. ("Wonder Tool") for 1,250,000 shares of the Company's common stock. Prior to the merger, Wonder Tool's common stock was held by Cyclo, a private company owned by two shareholders each of whom management believes is an "accredited investor." Cyclo then distributed the Glas-Aire shares to its shareholders. As a result of this transaction, the owners of Cyclo acquired 50.7% of the Company's outstanding voting stock. The acquisition was a privately negotiated transaction, and management believes that this transaction was exempt from the registration provisions of the Securities Act of 1933, as amended (the "1933 Act") pursuant to Section 4(2) of the 1933 Act.

DIVIDENDS

     On November 11, 1999, the Company announced the payment of four 2.5% quarterly stock dividends. In addition, on February 9, 2000, the Company announced that a special stock dividend of 18.5% would be paid to stockholders of record on March 10, 2000, concurrent with the Company's second 2.5% quarterly stock dividend. The special stock dividend was declared to assist the Company in meeting the Nasdaq National Market System listing criteria of 1.1 million publicly held shares. The two additional 2.5% quarterly stock dividends were paid in

June and September of 2000. No dividends were declared or paid during the fiscal year ended December 31, 2001. Although the Board of Directors may elect to declare stock dividends in the future, there are no present plans, arrangements, understandings or commitments to do so.

     The payment of cash dividends is within the discretion of the Board of Directors. The Board of Directors have advised that they do not anticipate declaring and paying cash dividends in the foreseeable future.

PROCEEDS OF OFFERING

     The Company received net proceeds from a registered public offering amounting to approximately $2,773,000 in May 1996. The registration statement for that offering was declared effective on May 1, 1996, and the SEC File No. was 33-99258-LA. Approximately $450,000 of the net proceeds of that offering have not been utilized by the Company.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GLAS-AIRE INDUSTRIES GROUP LTD. SELECTED FINANCIAL DATA (SUBSEQUENT TO REVERSE ACQUSITION OF WONDER TOOL INC.)

     The selected financial information set forth below is derived from the audited consolidated financial statements of Wonder Tool, because the acquisition of Wonder Tool must be accounted for as a reverse acquisition with Wonder Tool as the acquiring entity for accounting purposes. Accordingly, this annual report and the accompanying financial statements reflect, both prior and subsequent to the acquisition, the business of the acquired entity, Wonder Tool. The financial information for Glas-Aire for periods prior the date of the reverse acquisition (December 21, 2001) has been included, because Glas-Aire is considered the predecessor for accounting purposes. The Wonder Tool financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The financial information for the periods ended December 31, 2001 and December 20, 2001, are derived from audited financial statements. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and the information set forth below under this Item 6.

SELECTED FINANCIAL DATA
                                                   December 31,   December 20,
Balance Sheet Data                                     2001         2001/(a)/
                                                   ------------   ------------

Total Current Assets                                $3,652,589      $864,622
Total Assets                                        $4,937,649      $864,722
Total Current Liabilities                           $2,675,449      $ 57,784
Stockholder's Equity                                $1,368,021      $806,938

----------
/(a)/ Represents the financial position of Wonder Tool Inc. at acquisition

                                                Period from January 1,    Year Ended
                                                 2001 to December 20,    December 31,
Income Statement Data                                 2001/(a)/           2000/(a)/
                                                ----------------------   ------------
Sales                                                 $  822,386          $  947,234
Cost of sales                                            593,588             587,721
                                                      ----------          ----------
Gross profit                                             228,798             359,513
                                                      ----------          ----------
Selling and distribution                                   8,085              11,198
General and administrative                                42,051              42,682
                                                      ----------          ----------
Income from operations                                   178,662             305,633
Net income (loss) for the period                         178,662             305,633
Pro Forma Income Taxes                                    60,745             103,915
Pro Forma Net Income (loss) for the period               117,917             201,718
(Loss) earnings per share-basic and diluted                 0.09                0.16
Weighted average number of shares outstanding          1,250,000           1,250,000

----------
/(a)/ Represents the results of operations of Wonder Tool Inc. which includes its predecessor Orbital Polishing Operations.

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                  Period from January 1,    Year Ended
                                  2001 to December 20,     December 31,
Income Statement Data                   2001/(a)/           2000 /(a)/
                                  ----------------------   ------------
Net sales .....................          100.0%               100.0%
Cost of sales .................           72.2%                62.0%
Gross profit ..................           27.8%                38.0%
Selling and distribution ......            1.0%                 1.2%
General and administrative ....            5.1%                 4.5%
Income from operations ........           21.7%                32.3%

----------
/(a)/ Represents the results of operations of Wonder Tool Inc. which includes its predecessor Orbital Polishing Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1 - "Description of Business--Special Risk Factors." The following discussion and analysis should be read in conjunction with Item 8 - "Selected Financial Data" and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report.

Overview

     Wonder Tool derives its revenues from the sale of aircraft and automobile orbital polishers and related accessories. The Companies sales decreased to $822,386 for the period ended December 20, 2001, from $947,234 for the year ended December 31, 2000. Management believes that revenue decreased because of a deteriorating economy during the year ended December 31, 2001. Additionally, the event of September 11, 2001, had a significant effect on Wonder Tool's sales to the airline industry. Wonder Tool is closely linked to the airline industry, See
Item 1 - "Risk Factors." As a result of the economic slow down during 2001 and the September 11, 2001 tragedy, Wonder Tool's gross profit decreased to $228,798 for the period ended December 20, 2001 from $359,513 for the year ended December 31, 2000, a decline of 36.4%. For the same reasons listed above, Wonder Tool's net income declined from $305,633 for the period ended December 20, 2000, to $178,662 for the year ended December 31, 2001. Management is optimistic that it will be able to increase both gross profit and net income in future periods by integrating the Orbital Polishing Division into Glas-Aire's manufacturing operations in Canada so that labor costs may be reduced, and by decreasing both raw material and component costs. Increased revenue in the future periods is dependent upon the Company's ability to increase market penetration in both the domestic and foreign airline markets, and in the automotive detailing industry. Management believes that its new Manufacturing Representatives agreement with AG Group will lead to greater sales to foreign airlines. Investors are cautioned there can be no assurance that sales will be increase or that either gross profit margins or net income will increase in future periods.

Period from January 1, 2001 to December 20, 2001 Compared to the Year Ended December 31, 2000

     Sales. Wonder Tool's sales decreased by 13.2% from $947,234 for the year ended December 31, 2000 to $822,386 for the period ended December 20, 2001. Wonder Tool's largest customer accounted for approximately 18% of Wonder Tool's revenues.

     Gross Profit. Gross profit decreased from $359,513 for the year ended December 31, 2000 to $228,798 for the period ended December 20, 2001. This net decrease of 36.4% was due primarily to the economic slowdown during the year ended December 31, 2001 and the events of September 11, 2001.

     Selling and Distribution. Selling and distribution expenses decreased from $11,198 for the year ended December 31, 2000 to $8,085 for the period ended December 20, 2001. This net decrease of 27.8% was primarily due to a decrease in freight out and advertising. Commissions increased from $0 for the year ended on December 31, 2000 to $1,149 for the period ended on December 20, 2001.

     General and Administrative. General and administration expenses decreased 1.5% from $42,682 for the year ended December 31, 2000 to $42,051 for the period ended December 20, 2001.

     Net Income. Wonder Tool's net income decreased 41.5% from $305,633 for the year ended December 31, 2000 to $178,662 for the year ended December 31, 2001. This decrease in income was primarily due to the economic slowdown during the year ended December 31, 2001 and the events of September 11, 2001.

Capital Resources and Liquidity

     At December 31, 2001, as compared to December 31, 2000, Wonder Tool's current assets increased 24.8 % from $693,065 to $864,622. Management believes its current assets plus anticipated cash flow from operations will be adequate to cover the Division's future financial needs.

GLAS-AIRE INDUSTRIES GROUP LTD. SELECTED FINANCIAL DATA (PRIOR TO REVERSE ACQUSITION OF WONDER TOOL INC.)

     The selected financial information set forth below is derived from the audited consolidated financial statements of Glas-Aire Industries Group Ltd., which are prepared in accordance with generally accepted accounting principles in the United States of America and stated in United States dollars. The consolidated financial statements for the period ended December 20, 2001 and for the eleven months ended December 31, 2000 have been audited by BDO Dunwoody, Chartered Accountants. The financial statements and BDO Dunwoody's report thereon appear elsewhere herein. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and the information set forth below under this Item 6.

                                                December 20,   December 31,
Balance Sheet Data                                  2001           2000
                                                ------------   ------------
                      (In thousands of United States dollars, except share data)

Working capital                                    $  862         $2,399
Total assets                                        5,757          9,841
Obligation under capital lease and
   long term debt                                     830             93
Deferred income taxes                                 410            644
Shareholders' equity                               $1,558         $7,744

Income Statement Data:                                                 Eleven Months
                                                         Period Ended      Ended        Year Ended
(In thousands of United States dollars, except per       December 20,  December 31,     January 31,
 share data)                                                 2001          2000            2000
                                                         -----------   -------------   ------------
Sales                                                    $   11,736     $  10,930       $    9,726
Cost of sales                                                 8,566         7,913            6,845
                                                         ----------    ----------       ----------
Gross profit                                                  3,170         3,017            2,881
                                                         ----------    ----------       ----------
Research and development                                        469           489              426
Selling and distribution                                      1,114           769              749
General and administrative                                    1,004           923              812
                                                         ----------    ----------       ----------
Income from operations                                          584           836              894
Interest income                                                  46            34               84
Interest expense                                                (53)          (21)             (22)
                                                         ----------    ----------       ----------
Income before income from equity investment and income
   tax expense                                                  577           849              956
Income from equity investment                                   211           392              254
(Loss) on write off of equity investment                     (4,234)
                                                         ----------    ----------       ----------
Income (loss) before income taxes                            (3,446)        1,241            1,209
Income taxes                                                     70           556              397
                                                         ----------    ----------       ----------
Net income (loss) for the period                         $   (3,516)   $      685       $      812
                                                         ==========    ==========       ==========
(Loss) earnings per share/basic and diluted              $    (1.64)   $     0.30       $     0.36
                                                         ==========    ==========       ==========
Weighted average number of
   shares outstanding                                     2,150,024     2,306,905        2,229,522

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Glas-Aire derives its revenues from the sale of manufactured automotive accessories. Glas-Aires's sales increased from $10,929,775 for the eleven month period ended December 31, 2000 to $11,735,690 for the period ended December 20, 2001. Glas-Aire had a net loss of $3,516,066 for the period ended December 20, 2001, as compared to the net income of $685,769 for the eleven month period ended December 31, 2000. As a result of the redemption of the Company's shares and a decline in the market value of Regency's common stock, Glas-Aire recorded a loss of $4,233,835 on its investment in 4,040,375 shares of Regency Affiliates Inc.'s common stock. For additional information, please see "Item 11, Security Ownership of Certain Beneficial Owners and Management--Change of Control," "Item 12, Certain Relationships and Related Transactions-Regency Redemption," "Item 12, Certain Relationships and Related Transactions-Wonder Tool Acquisition," and Footnote 3 to Glas-Aire's Financial Statements. Gross profit margins decreased from 27.6% for the eleven month period ended December 31, 2000 to 27.0% for the period ended December 20, 2001. This decrease was primarily due to a 6.5% price reduction effective July 2001, imposed by Glas-Aire's largest customer and to increases in direct labor and overhead costs. However, management believes that it will be able to increase gross profit and net income in future periods by increasing Glas-Aire's production capacity and production efficiency. Increased revenue in future periods will depend on Glas-Aire's ability to strengthen its customer base through the development of new products, increasing the number of customers and expanding into additional geographic markets and distribution channels, while maintaining or increasing sales of its existing products to current customers. Management intends to increase production capacity and production efficiency through the purchase of additional equipment and machinery. Further, management also intends to focus its efforts upon improving the sales to overhead ratio and increasing Glas-Aire's gross margin by focusing upon cost reduction, the use of more effective tools and better utilization of resources. Investors are cautioned that there can be no assurance that gross profit and net income will, in fact, increase in future periods. See "Item 1. Description of Business--Business Strategy."

Results of Operations

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                                                   Eleven month
                                                    Period ended   period ended
                                                    December 20,   December 31,
                                                        2001           2000
                                                    ------------   ------------
Net sales ......................................       100.0%         100.0%
Cost of sales ..................................        73.0           72.4
Gross profit ...................................        27.0           27.6
Research and development .......................         4.0            4.5
Selling and distribution .......................         9.5            7.0
General and administrative .....................         8.6            8.4
Income from operations .........................         5.0            7.6
Interest income ................................         0.4            0.3
Interest expense ...............................        (0.5)          (0.2)
                                                       -----          -----
Income before income from equity investment
   and income tax expense ......................         4.9            7.8
Income from equity investment ..................         1.8            3.6
Loss on sale of equity investment ..............       (36.1)           0.0
Income taxes ...................................         0.6            5.1
                                                       -----          -----
Net income (loss) ..............................       (30.0)           6.3
                                                       -----          -----

Period ended December 20, 2001 Compared to Eleven-Month Period Ended December 31, 2000

     The following information compares information for the eleven month period ended December 31, 2000 (i.e., the transition period resulting from a change in Glas-Aire's fiscal year end) with the financial information for Glas-Aire for the period ended December 20, 2001, prior to the reverse acquisition of Wonder Tool.

     Sales. Glas-Aire's sales increased by 7.37% from $10,929,775 for the year ended December 31, 2000 to $11,735,690 for the period ended December 20, 2001. This increase resulted primarily from (i) a general increase in automotive sales, (ii) the addition of new customers, (iii) sales of new parts, and (iv) additional orders from existing customers. Revenues from Glas-Aire's three major customers accounted for approximately 69% of Glas-Aire's sales during the period ended December 20, 2001.

     Gross Profit. Gross profit margins, expressed as a percentage of sales, decreased slightly from 27.6% for the eleven month period ended December 31, 2000 to 27.0% for the period ended December 20, 2001. This net decrease of 0.6% was due primarily to, (i) a 6.5% price reduction as requested by Glas-Aire's largest customer effective July 2001, (ii) an increase in direct labor and overhead costs of 2.2%, (iii) an increase in consulting fees for the Worker's Compensation Board safety requirements of 2.36%, (iv) a decrease in material costs of 3.63%, and (v) a decrease of 0.33% in operating costs and cash discounts.

     Research and Development. Expenses for research and development decreased by 4.10% from $488,576 for the year ended December 31, 2000 to $468,501 for the period ended December 20, 2001. This decrease was primarily due to research and development for the Matched Compression Molding activities which included (i) a decrease of $39,453 or 8.07% in labor, consultant, research and development supplies, (ii) a decrease of $12,235 or 2.5% for patent and trade mark applications, and (iii) an increase in ordinary research and development activities attributed from (i) an increase of $37,459 or 7.67% in the number of engineering personnel conducting in-house activities, (ii) an increase of $8,155 or 1.67% in engineering supplies, (iii) a decrease of $9,698 or 1.98% in the usage of outside contractors to accommodate a decrease in research and development activities, and (iv) a decrease of $4,304 or 0.9% in travel expenses to customers relative to new designs.

     Selling and Distribution. Selling and distribution expenses increased by 44.89%, from $768,557 for the eleven month ended December 31, 2000 to $1,113,534 for the period ended December 20, 2001. This increase was primarily due to (i) an increase of $24,358 or 3.17% in commission expenses resulting from volume increase in sales, (ii) an increase in warranty claims of $334,511 or 43.52% due to a major design change requested by Glas-Aire's largest customer and claims of defective material (extrusion) from one of our suppliers, (iii) an increase of $7,911 or 1.03% in travel and promotion expenses, and (iv) an increase of $1,111 or 0.15% resulting from other operating costs, and (v) a decrease of $22,914 or 2.98% in consulting and other operating costs due to cost reduction from the closing of Glas-Aire's office in Japan.

     General and Administrative. General and administration expenses increased by 8.78%
from $922,750 for the eleven month period ended December 31, 2000 to $1,003,740 for the period ended December 20, 2001. This was a result of (i) a decrease of $24,007 or 2.60% due to a deferral of bonus to employees, (ii) a decrease of $90,015 or 9.76% in consulting fee related to public relations, (iii) an increase of $129,432 or 14.03% in legal, consultant, and accounting fees related to potential acquisitions, (iv) an increase of $140,292 of 15.20% in travel, administration cost related to Glas-Aire's reorganization, (v) a gain on foreign exchange of $65,160 or 7.06%, (vi) a decrease of $14,750 or 1.60% related to the preparation of annual reports to investors and annual general meetings, and
(vii) an increase of $5,198 or 0.57% in other operating costs.

     Interest Expense. Interest expense increase by 152.38% from $20,968 for the eleven month ended December 31, 2000 to $53,378, This resulted from increased borrowing to fund the redemption of Glas-Aire's common stock from Regency Affiliates, Inc. For additional information concerning the redemption, please see "Item 12, Certain Relationships and Related Transactions-Regency Redemption."

     Income from Operations. Glas-Aire's income from operations decreased by 30.14% from $836,521 for the eleven month ended December 31, 2000 to $584,019 for the period ended December 20, 2001. This decrease in income was primarily due to (i) a 6.5% price reduction as requested by Glas-Aire's largest customer effective April 2000, (ii) higher warranties claim, (iii) higher administration costs, and (iv) higher interest expenses.

     Interest Income. Interest income increased by 35.29% from $34,066 for the eleven month ended December 31, 2000 to $45,594 for the period ended December 20, 2001, as a result of interest earnings on temporary term deposit, and delayed payments to suppliers.

     Income/Loss from Equity Investment. Income accrued from the equity investment decreased by 46.12% from $392,356 for the eleven month ended December 31, 2000 to $211,420 for the period ended December 20, 2001. Equity income accrued as a result of Glas-Aire's investment in Regency Affiliates, Inc. Glas-Aire wrote off its equity investment in Regency Affiliates, Inc. in connection with the redemption of its common stock on October 1, 2001. As a result Glas-Aire will not realize income or loss in the future from that investment. For further information concerning the redemption please see, "Item
11. Security Ownership of Certain Beneficial Owners and Management--Change of Control," "Item 12, Certain Relationships and Related Transactions-Regency Redemption," and Footnote 3 to Glas-Aire's Financial Statements. Further, as a result of redemption transaction and a decline in the market value of Regency's common stock, Glas-Aire recorded a loss of $4,233,835 on its investment in 4,040,375 shares of Regency Affiliates Inc. 's common stock. Please see "Item 12, Certain Relationships and Related Transactions-Regency Redemption." The redemption was consummated on October 1, 2001.

     Income Taxes. Glas-Aire provided for income taxes of $69,886 for the period ended December 20, 2001, a decrease of 87.41%, as a result of higher expenses and the loss.

Eleven-month period ended December 31, 2000 Compared to Year Ended January 31, 2000

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

     General and Administrative. General and administrative expenses increased by 15% from $811,608 for the year ended January 31, 2000 to $922,750 for the eleven month period ended December 31, 2000, as a result of (i) an increase of $80,501 or 8.7% in consulting fees related to public relations, (ii) an increase of $43,500 or 4.7% in directors' fees, (iii) an increase of $10,238 or 1.1% in consulting and travel expenses related to the Company's M & A (Merger & Acquisition), (iv) an increase of $10,000 or 1.08% in audit fees, (v) a decrease of $18,830 or 2.04% related to the preparation of annual reports to investors and annual general meetings, (vi) a decrease of $12,000 or 1.3% due to the cancellation of management contracts, (vii) a decrease of $7,595 or .80% in other miscellaneous administration costs, and (viii) an increase in provision for profit sharing of $5,327 or .59%. Provision for Profit Sharing. Provision for profit sharing increased by 4.99% from $106,684 for the year ended January 31, 2000 to $112,011 for the eleven month period ended December 31, 2000. This increase was a result of the higher profitability of the Company.

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

Liquidity and Capital Resources

     On December 31, 2000, Glas-Aire's working capital was approximately $2,399,000 as compared to $862,000 on December 20, 2001. This decline occurred primarily as the result of the use of available liquid resources to fund the $2,500,000 cash payment made to Regency in connection with the redemption. Glas-Aire expects that working capital requirements and capital additions will continue to be funded through a combination of Glas-Aire's existing funds, internally generated funds and existing bank facilities and capital leases. Glas-Aire's working capital requirements are expected to increase in line with the growth of Glas-Aire's business, and it either has or will generate sufficient working capital to meet Glas-Aire's requirements during this fiscal year. During the current fiscal year, Glas-Aire anticipates making total capital expenditures of approximately $650,000 as follows: (1) $50,000 for mechanized material handing,
(2) $200,000 for thermoforming equipment to facilitate the recently developed Matched Compression Molding process, (3) $130,000 for design/upgrade software and related hardware, (4) $250,000 for moving expenses and for leasehold improvements to enable capacity increases and to accommodate new processes in a bigger building, and (5) $20,000 for QS9000 audits by QMI (Quality Management Institute), which will be expensed as incurred.

Impact of Inflation

     Glas-Aire believes that inflation has not had a material effect on its business. Although the cost to Glas-Aire of certain raw materials used in the manufacture of its products, primarily acrylic, has increased over the past few years, Glas-Aire has been able to increase the prices of its products accordingly.

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

     Exchange rates between the United States and Canadian dollar for the eleven month period ended December 31, 2000, and the year ended December 31, 2001, including the average exchange rate for the period, are as follows:

Fiscal period ended        Exchange Rate           for Period
-------------------        -------------           ----------

 December 31, 2001     1.U.S.$: 1.5873 Cdn.$   1 U.S.$: 1.5443Cdn.$
 December 31, 2000     1.U.S.$: 1.4995 Cdn.$   1 U.S.$: 1.4820Cdn.$

Significant Accounting Policies and Estimates

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

Revenue Recognition

     The Company recognizes revenue on the sale of products at the time the products are shipped to its customers.

Research and Development

     Research and development costs are expensed as incurred.

Recently Issued Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January 1, 2001 did not have any effect on its financial statements.

     In June 2001, SFAS No. 141 "Business Combinations" was issued. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and that one of two specified criteria be met in identifying intangible assets apart from goodwill. Additional disclosures are required in respect to the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 for the reverse acquisition that took place subsequent to December 20, 2001.

     In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. Under the provisions of SFAS No. 142 goodwill and other intangible assets with an indefinite life are no longer amortized but will be tested at least annually for impairment. The statement provides a two step process for estimating fair value of the reporting units and measuring the amount of impairment, if any, of goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     The Company does not expect SFAS No. 142 to have a material impact on its financial statements because it does not have any recorded goodwill or other intangible assets.

     In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement establishes a single model based upon SFAS No. 121 for accounting for the impairment or disposal of long lived assets. It supersedes FASB Statement No. 121 and the reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business and also amends certain provisions of ARB No. 51. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the adoption of SFAS No. 144 will have no material effect on the Company's financial statements.

Item 7 - Financial Statements
-----------------------------

     Included beginning at page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not  Applicable.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The directors, executive officers and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:

       Name           Age              Position
       ----           ---              --------

William R. Ponsoldt    60   Chairman of the Board of Directors

Craig Grossman         39   President, Chief Executive Officer and
                            Director

Robert C. Johnson      57   Director

Raymond Gherardini     56   Director

Omer Esen              59   Chief Operating Officer

Linda Kwan             56   Chief Financial Officer

Marc Baldinger         46   Director

Todd M. Garrett        36   Director

Chris G. Mendrop       49   Director

     William R. Ponsoldt. Mr. Ponsoldt has served as the Chairman of the Board of Directors of the Company since April 16, 1999 and as the Company's Chief Executive Officer from April 16, 1999 until December 4, 2001. Mr. Ponsoldt has been a director of Regency since June 1996, and has been the Chairman of the Board since August 1996, and President and Chief Executive Officer since June 1997. During the past five years, Mr. Ponsoldt has served as the portfolio manager for several hedge funds.

     Craig Grossman. Mr. Grossman has served as a director of the Company since May 21, 1999. From September 12, 2001, until December 4, 2001, Mr. Grossman served as the acting President of the Company. On December 4, 2001, the Board of Directors appointed Mr. Grossman the Chief Executive Officer and President of the Company. From 1999 to the present Mr. Grossman has been the President of Allied Conservancy Group, Inc., a private hedge fund. Since 1999, Mr. Grossman has served as the managing partner of Tallman Gulch Development Group, LLC, an investment group funding a 500-acre residential land development in Douglas County, Colorado. From 1993 to 2001, he served as the Vice-President of Saddleback Mountain Development, an investment group funding an 1800-acre residential development in Evergreen, Colorado. From 1998 to 1999, Mr. Grossman served as the Chief Executive Officer of On-line Mortgage Service, a licensed retail mortgage broker doing business in eleven states. From 1994 to 1995, Mr. Grossman also served as the President and a Director of Regency Affiliates, Inc. Mr. Grossman has extensive experience in finance and in planning and developing complex projects.

     Robert C. Johnson. Mr. Johnson has served as a director of the Company since December 21, 2001. Mr. Johnson is currently the President and Chief Operating Officer of Cyclo Manufacturing Company, Denver Colorado. Mr. Johnson is also Chairman, Chief Executive Officer and principal owner of Summit Mattress Co. in Denver, Colorado. He graduated as a petroleum engineer from the Colorado School of Mines in Golden, Colorado and attended the University of Virginia Management School in 1980. Prior to acquiring Cyclo in 1989, Mr. Johnson spent twenty-three (23) years in the oil and gas industry. Mr. Johnson joined Amoco Production Co. after graduation in 1966 and served in various managerial, operating, technical, and financial capacities over his nineteen (19) year tenure.

     Raymond Gherardini. Mr. Gherardini has served as a director of the Company since December 21, 2001. Mr. Gherardini is currently Vice President for Sales/Marketing at Cyclo Manufacturing Co. Mr. Gherardini attended Colorado State University in Fort Collins, Colorado and majored in Business Administration. He is also Chairman of the Board of Shanghai-Cyclo, Cyclo's Chinese joint venture. Mr. Gherardini has thirty-four (34) years experience in the automotive industry. Mr. Gherardini has developed sales and marketing programs aimed at the automotive chain stores, automotive warehouse distributors, mass merchant chain accounts and automotive dealer networks. Mr. Gherardini has handled the diverse classes of automotive trades either on a direct basis or through factory representatives. Immediately prior to acquiring Cyclo, Mr. Gherardini was Vice President of Sales and Marketing for Turbo Tek Enterprises, Inc., a California marketing firm with 1989 sales of $30MM. Mr. Gherardini was founder of Turbo Tek in 1984 and was responsible for its successful sales and marketing programs in the

United States and overseas. Mr. Gherardini was a member of APAA for many years and is currently a member of SEMA through his company.

     Omer Esen. Mr. Esen has served as Vice President of Operations for the Company from 1995 - 1997, assumed the additional position of Chief Financial Officer from 1996 - 2001, appointed as the General Manager from 1997 - 2001, 2001 was appointed as the Chief Operating Officer. In that position, Mr. Esen plans, organizes, directs and controls all operations including production, research and development, customer service, purchasing/inventory control, quality assurance and management information systems. From 1992 until 1995, Mr. Esen was employed as Vice President of Operation for West Bay Sonship Yachts Ltd. (Vancouver), one of the world's leading manufacturers of 58 to 100 foot yachts, where he managed manufacturing operations as well as developed and installed various computerized business control systems. During Mr. Esen's tenure, the Company's revenues grew from $2 million to $15 million. From 1988 until 1992, Mr. Esen was Director of Operations for DBA Communication Systems Inc. in Vancouver, a design and manufacturing firm for small business telecommunications equipment and systems. Mr. Esen holds a bachelor's degree in electrical engineering from Faraday House Engineering College in London, England and a diploma in business administration from the University of British Columbia.

     Linda Kwan. Mrs. Kwan has been appointed as the Chief Financial Officer of the Company in 2001. In 1996 she has assumed the position of Controller. From 1995 until 1996 she has served as the Accounting Manager. Mrs. Kwan is a member of the Certified Management Accountants of Canada. From 1992 to 1995, Mrs. Kwan operated as a private consultant, providing accounting consulting services to small businesses and individuals. From 1983 to 1992, Ms. Kwan has worked with York-Hanover Developments, Ltd., a large real estate developer located in Toronto. While with York Hanover Group, Mrs. Kwan held a number of positions, eventually rising to the position of Corporate Controller with responsibility for all of the firm's accounting functions. Ms. Kwan graduated from Hong Kong Technical College with a degree in commercial business and accounting.

     Marc Baldinger. Mr. Baldinger has served as a director of the Company since April 16, 1999. Mr. Baldinger is the Chief Financial Officer of Regency Affiliates, Inc., and until late in 2001, was a Senior Officer in Financial Services for Riverside National Bank ("Riverside") located in Palm City, Florida, and was responsible for portfolio management, asset allocation and investment selection for Riverside's Trust Department. He commenced employment with Riverside in November 1996. From January 1994 to November 1996 Mr. Baldinger was employed as a Certified Financial Planner for American Express Financial Advisors, Inc. and Linsco Private Ledger. Mr. Baldinger has a broad background in financial management and planning. Prior to entering the financial planning business, Mr. Baldinger was the President of Supreme Petroleum Company, which was a petroleum trading company.

     Todd M. Garrett. Mr. Garrett has served as a director of the Company since May 21, 1999. Since November 2001, Mr. Garrett has been employed as a Vice President-Financial Advisor at The Seidler Companies Incorporated. From January 2001 to October 2001Mr. Garrett was employed by US Bancorp Piper Jaffray in Newport Beach, California, as a Vice President, Investments . From 1996 to January 2001 he worked as an investment advisor in the Private

Client Department in the corporate headquarters of Cruttenden Roth, Incorporated in Newport Beach. Mr. Garrett specializes in formulating investment strategies through the selection of optimal investment combinations tailored to client needs and objectives. His managed portfolios comprise both high net worth individuals and institutional investors. Mr. Garrett has worked in the investment industry for more than nine years. Furthermore, he has worked for several investment banks that include Kidder Peabody & Co., Lehman Brothers, Fidelity Investments and Sutro & Co. Mr. Garrett holds a Bachelor of Arts degree in Business Economics from San Diego State University with an emphasis in finance and accounting. Mr. Garrett is currently pursuing the Certified Financial Planner (CFP) designation.

     Chris G. Mendrop. Mr. Mendrop has been a director of the Company since its inception. He is currently self-employed as a financial consultant. From their inceptions in January, March and July 1998, respectively, until March 2001, he served as the Chief Executive Officer of Blake Street Group LLC, Blake Street Securities LLC and Blake Street Advisors LLC (collectively the "Blake Street Group"). From July 1992 until January 1998, Mr. Mendrop was the Chief Executive Officer of Corporate Development Capital, Inc., an investment advisory and financial consulting firm located in Denver, Colorado. Mr. Mendrop holds a Bachelor of Science degree in economics from Colorado State University and a Masters of Business Administration degree in finance from the University of Colorado.

     The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors.

     Pursuant to an underwriting agreement between the Company and Global Financial Group, Inc. ("Global") entered into on May 1, 1996, the Company granted Global the right to designate one person to either serve on the Board of Directors of the Company or to attend Board of Directors meetings as an observer. Global has never designated any such person, and no representative of Global has attended any of the Board of Directors Meetings since 1999.

     At the present time no family relationship exists among any of the named directors and executive officers. No arrangement or understanding exists between any of these directors or officers and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of the Company. The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the board of directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company believes with respect to each person that served during fiscal 2001 as an officer or director of the Company that there were no transactions that occurred during the Company's most recent fiscal year end which required the filing of a Form 5.

BOARD COMMITTEES

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Grossman and Mendrop. Mr. Grossman is the Company's Chief Executive Officer and a director and Mr. Mendrop is a non-management directors. The members of the Audit Committee are Messrs. Mendrop, Baldinger and Garrett, all of whom are non-management directors. The Compensation Committee did not have any formal meetings during the last fiscal year. The Audit Committee met via telephone conference three (3) times during the last fiscal year.

ITEM 10 - EXECTIVE COMPENSATION
-------------------------------

     The following table summarizes all compensation paid to the former Chief Executive Officer, the new President and Chief Executive Officer, and the former President and Chief Operating Officer of the Company (together, the "Named Executive Officers") for services rendered to the Company during the last three fiscal years. The amount of compensation paid to each of the other executive officers as total annual salary and bonus does not exceed $100,000.

                                                      Annual Compensation
                                       -----------------------------------------------------
                                       Fiscal year
                                           ended       Annual                      Other
Name and principal position            December 31,    Salary      Bonus        Compensation
---------------------------            ------------   -------   -------------   ------------
Craig Grossman                           2001                   $100,000/(1)/   $ 6,000/(2)/
 President and Chief Executive           2000/(3)/                              $11,000/(2)/
 Officer                                 1999/(4)/                              $ 2,250/(2)/

William R. Ponsoldt                      2001                                   $ 6,000/(2)/
 Chairman of the Board and               2000/(3)/                              $11,000/(2)/
 former Chief Executive Officer          1999/(4)/                              $ 2,250

Alex Y. W. Ding                          2001         $77,066                   $ 2,500
 Former President , Chief Operating      2000/(3)/    $82,659   $ 22,046/(5)/   $11,000/(2)/
 Officer, Treasurer                      1999/(4)/    $83,170   $ 13,528/(5)/   $ 2,250/(2)/
 and Director

----------
     /(1)/Mr. Grossman was paid this bonus for management services he provided to the Company for the year ended December 31, 2001.

    /(2)/ Represents fees paid in connection with services as a director of the Company.

    /(3)/ The Company changed its fiscal year end from January 31 to December 31 effective December 31, 2000, so that the information presented is actually for the 11 months ended December 31, 2000.

    /(4)/ The Company changed its fiscal year end from January 31 to December 31 effective December 31, 2000, so that the information presented is actually for the 12 months ended January 31, 2000.

    /(5)/ Represents bonuses paid pursuant to the Company's profit sharing program described below.

OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth information concerning options granted during fiscal 2001 to the Named Executive Officers.

-------------------------------------------------------------------------------------
                        Number of          % of Total
                        Securities      Options Granted
                        Underlying      to Employees in   Exercise
Name                  Options Granted     Fiscal Year     Price      Expiration Date
-------------------------------------------------------------------------------------
William R. Ponsoldt       10,000              50%            $1.00   December 3, 2006
-------------------------------------------------------------------------------------
Craig Grossman            10,000              50%            $1.00   December 3, 2006
-------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     During the fiscal year ended December 31, 2001, there were no options exercised by any officers, directors, or employees of the Company. Further, on December 31, 2001, the exercise prices of all existing options were in excess of the market value of those options. The following table sets forth information concerning the number of shares that may be acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal 2001 for the Named Executive Officers and the directors.

--------------------------------------------------------------------------------
                                                Number of Securities Underlying
                                                Unexercised Options at Year End
--------------------------------------------------------------------------------
NAME                                            Exercisable        Unexercisable
--------------------------------------------------------------------------------
William R. Ponsoldt                               20,000                0
--------------------------------------------------------------------------------
Craig Grossman                                    20,000                0
--------------------------------------------------------------------------------
Marc Baldinger                                    20,000                0
--------------------------------------------------------------------------------
ToddGarrett                                       20,000                0
--------------------------------------------------------------------------------
Chris Mendrop                                     20,000                0
--------------------------------------------------------------------------------

     EMPLOYMENT AGREEMENTS. Effective August 1, 2000, the Company entered into amended and restated employment agreements with Omer Esen and Linda Kwan. The agreements are for two-year terms. Under those employment agreements, Messrs. Esen and Ms. Kwan are each entitled to base annual compensation of $67,480(US). Messrs. Esen and Ms. Kwan are paid in Canadian dollars and the US dollar figures in the preceding sentence are based upon conversion at the average exchange rate during the year. In addition to base compensation and the minimum bonuses as provided in the agreements, Messrs. Esen and Ms. Kwan will be entitled to participate in the profit sharing program described below.

     The Board of Directors has authorized the Company to enter into two employment agreements with Mr. Craig Grossman, the Company's Chief Executive Officer and a member of the Board of directors. One employment agreement is between Mr. Grossman and the Company and the other agreement is between Mr. Grossman and the Company's Canadian operating subsidiary Glas-Aire Industries Ltd. The principal terms of the employment agreements are summarized below. The employment agreements are to be retroactively effective as of January 1, 2002, and terminate on December 31, 2005, unless earlier terminated by the Company or Mr. Grossman. The employment agreements are automatically renewable for three year terms. The employment agreements provide for aggregate annual salary of $213,000, a car allowance of $11,400 per year, medical insurance in both the United States and Canada for Mr. Grossman and his family, and an annual bonus. The annual bonus shall be equal to 10% of the increase in net shareholder's equity over the net shareholder's equity for the previous fiscal year with any incremental increase in shareholder's equity resulting from the issuance of any shares of preferred or common stock for cash or other property excluded in calculating the annual bonus. If a change of control occurs as defined in the agreement, Mr. Grossman may at his option elect to treat the change of control as termination for other than cause and be paid a severance payment equal to 18 months of his compensation. In addition, Mr. Grossman was granted warrants to acquire 255,000 shares of the Company's common stock at an exercise price of $0.01 per share, which expire on April 12, 2012, and contain customary anti-dilution provisions. The Warrants were granted on April 12, 2002, and vest as follows: 85,000 shares of the Company's common stock vested immediately upon signing of the agreement, with warrants to acquire an additional 85,000 shares vesting on the first anniversary of the date of the agreement provided that Mr. Grossman is employed by the Company, and warrants to acquire an additional 85,000 shares vesting on the second anniversary of the date of the agreement provided that Mr. Grossman is employed by the Company.

     DIRECTORS. The Company paid $6,000 in cash to five directors and $2,500 to Mr. Alex Ding during the fiscal year ended December 31, 2001, and granted each of the directors options to acquire 10,000 shares of Glas-Aire's common stock at an exercise price of $1.00 per share which expire on December 31, 2006. The company paid $5,000 and issued 1,996 shares of common stock valued at $5,000 to each of six directors (employee and non-employee) during the fiscal year ended December 31, 2000 as compensation for serving as directors. The Company did not hold an annual meeting in 2001, and as a result, the directors were not issued any shares.

     At the Annual Meeting on November 4, 1999, the shareholders approved a directors' compensation plan that provides for the following:

     . An annual retainer for directors of $10,000, payable one-half in cash and one-half in Glas-Aire common stock, such stock to be valued at the average bid price for the common stock for the 30 days preceding their election to the Board.

     . A cash fee of $125 per hour for each Board, committee or shareholders meeting attended; provided that multi-day meetings and specific consultations with Glas-Aire's executive management lasting at least eight hours are compensated on a flat per diem rate of $1,000.

     . An annual award of an option to purchase 10,000 shares of Glas-Aire's common stock, at fair market value on date of grant. Options granted under this provision expire five years from the date of grant, are exercisable in cash and contain anti-dilution provisions.

     PROFIT SHARING PROGRAM. The Company has adopted a profit sharing program that provides that an amount equal to 10% of the Company's income before income taxes (subject to some adjustments) may be distributed to officers and employees of the Company. Distributions pursuant to the plan for the year ended December 31, 2001 aggregated approximately $117,209.

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

ITEM 11. - SECURITY OWNERSH OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth as of March 31, 2002, the beneficial ownership of the Company's common stock by each person known to the Company to own beneficially more than 5% of the Company's common stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of common stock.

   Name and Address of              Amount and Nature of
    Beneficial Owner                 Beneficial Ownership      Percent of Class
------------------------------      ---------------------      ----------------
Raymond Gherardini                        625,000                   24.79%
2452 South Chase Lane
Lakewood, Colorado 80227

Robert C. Johnson                         625,000                   24.79%
7085 West Belmont Dr.
Littleton, Colorado 80123

William R. Ponsoldt                        21,489/(3)/               0.84%
729 South Federal Highway #307
Stuart, Florida 34994

Alex Ding                                 124,093/(2)/               4.88%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Chris G. Mendrop                           21,489/(3)/               0.84%
1860 Blake Street #500
Denver, Colorado 80202

Marc Baldinger                             21,489/(3)/               0.84%
850 Lighthouse Drive
Palm City, Florida 34990

Todd M. Garrett                            21,489/(3)/               0.84%
201 Marsala Drive
Newport Beach, California 92660

Craig Grossman                             21,489/(3)/               0.84%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Omer Esen                                  10,945                    0.43%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Linda Kwan                                  8,350                    0.33%
3137 Grandview Highway
Vancouver, B.C.
Canada V5M 2E9

Rabideau Family Trust                     145,100                    5.75%
8101 E. Kalil Drive
Scottsdale, AZ 85260

Directors and executive officers
as a group (9 persons)                  1,376,740/(2)//(3)/         52.53%

----------
/(1)/ Excludes 320,000 shares of Common Stock reserved for issuance under the
     Company's Stock Option Plans.
/(2)/ Includes 87,572 shares sold by the numbered company controlled by Alex
     Ding in September 1998 to his mother, Ms. Sik Chun Fei. Mr. Ding may be deemed to be the beneficial owner, although not the record owner, of those shares.
/(3)/ Includes options to purchase 10,000 shares granted to each of the directors on November 4, 1999, and options to purchase10,000 shares granted to each of the directors on December 4, 2001.

CHANGE IN CONTROL

     The transactions described below under ITEM 12 - CERTAIN RELATIONSHIIPS AND RELATED TRANSACTIONS-REGENCY REDEMPTION and ITEM 12 - CERTAIN RELATIONSHIIPS AND RELATED TRANSACTIONS-WONDER TOOL ACQUISITION each involved a "Change in Control." For further information please see ITEM 12 - CERTAIN RELATIONSHIIPS AND RELATED TRANSACTIONS.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     REGENCY REDEMPTION

     On October 1, 2001, the Company completed a transaction for the repurchase of all of its shares of common stock owned by Regency Affiliates, Inc. and its wholly-owned subsidiary, Speed.com, Inc. The Company's Chairman of the Board of Directors, William Ponsoldt, is the Chairman of the Board, Chief Executive Officer and President of Regency Affiliates, Inc. Prior to the transaction, Regency owned 1,215,105 shares of Glas-Aire's common stock and Glas-Aire owned 4,040,375 shares of Regency's common stock. Glas-Aire acquired 1,215,105 shares of its common stock representing approximately 50% of the issued and outstanding shares of Glas-Aire for $2,500,000 in cash plus 4,040,375 of Regency's common stock, representing approximately 23% of the issued and outstanding shares of Regency.

     WONDER TOOL ACQUISITION

     On December 21, 2001, in connection with the Wonder Tool acquisition among Glas-Aire, Glas-Aire Acquisition Corporation, a Colorado corporation and wholly-owned subsidiary of the Company, Cyclo and Wonder Tool, Wonder Tool and Glas-Aire Acquisition Corporation merged. Cyclo received 1,250,000 shares of Glas-Aire's common stock (which constituted approximately 50.7% of the Company's total outstanding voting stock) in exchange for 1,000 shares of Wonder Tool's common stock which it owned. As a consequence of the merger, Wonder Tool became a wholly-owned subsidiary of the Company. After the closing, Cyclo transferred the shares to Johnson and Gherardini. Hence, Johnson and Gherardini each own 625,000 shares of the Company and together control a majority of Glas-Aire's voting stock. Both Johnson and Gherardini have been elected to serve on Glas-Aire's board of directors.

     OTHER TRANSACTIONS

     On December 4, 2001, the Board of Directors approved a cash bonus of $100,000 to Mr. Craig Grossman, as compensation for his management services to the Company during the year ended December 31, 2001.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     Documents filed as part of this Form 10-K:

     (a) List of Exhibits.

          i. Financial Statements: The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F- ) are filed as part of this Annual Report on Form
                             --
               10-KSB.

          ii.  Other Exhibits

               10.1 Grossman Canadian Employment Contract

               10.2 Grossman American Employment Contract

               10.3 New Lease

     (b) Reports on Form 8-K: Three Reports on Form 8-K were filed by the Company during the forth quarter ended December 31, 2001. The Company filed a Report of Form 8-K on October 10, 2001 and Form 8-K/A on October 12, 2001 and December 28, 2001 reporting its stock redemption with Regency Affiliates, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLAS-AIRE INDUSTRIES GROUP LTD.


Date:  April 26, 2002             By: /s/ Craig Grossman
                                     -------------------------------------------
                                      Craig Grossman, Chief Executive Officer,
                                      President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 26, 2002
                                  ----------------------------------------------
                                  Willam R. Ponsoldt, Sr. Chairman of the Board


Date: April 26, 2002
                                  ----------------------------------------------
                                  Robert C. Johnson, Director


Date: April 26, 2002
                                  ----------------------------------------------
                                  Raymond Gherardini, Director


Date: April 26, 2002              /s/ Linda Kwan
                                  ----------------------------------------------
                                  Linda Kwan, Chief Financial Officer


Date: April 26, 2002              /s/ Chris G. Mendrop
                                  ----------------------------------------------
                                  Chris G. Mendrop, Director


Date: April 26, 2002              /s/ Marc Baldinger
                                  ----------------------------------------------
                                  Marc Baldinger, Director


Date: April 26, 2002              /s/ Todd M. Garrett
                                  ----------------------------------------------
                                  Todd M. Garrett, Director

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)

                                               CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM JANUARY 1, 2001 TO DECEMBER 20, 2001
                      (ACQUISITION DATE, NOTE 13), THE ELEVEN-MONTH PERIOD ENDED
                           DECEMBER 31, 2000 AND THE YEAR ENDED JANUARY 31, 2000
                                                        (STATED IN U.S. DOLLARS)

                                                                        Contents
--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                F-2

INDEPENDENT AUDITORS REPORT                                                 F-3

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets                                                          F-4

    Statements of Operations                                                F-5

    Statements of Stockholders' Equity and Comprehensive (Loss) Income      F-6

    Statements of Cash Flows                                                F-7

    Summary of Significant Accounting Policies                              F-9

    Notes to Financial Statements                                          F-14

================================================================================

                                                    INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------


TO THE DIRECTORS AND STOCKHOLDERS OF
GLAS-AIRE INDUSTRIES GROUP LTD.


We have audited the accompanying consolidated balance sheets of Glas-Aire Industries Group Ltd. (Predecessor Company) as at December 20, 2001 (acquisition date) and December 31, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive (loss) income and cash flows for the period from January 1, 2001 to December 20, 2001, the eleven-month period ended December 31, 2000 and the year ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Regency Affiliates, Inc. as of December 31, 2000 and for the two years then ended, the investment which was reflected in the accompanying financial statements using the equity method of accounting. The investment in Regency Affiliates, Inc. represents approximately 41% of consolidated total assets as of December 31, 2000 and 100% of the income from equity investment for the eleven-month period ended December 31, 2000 and the year ended January 31, 2000. The financial statements of Regency Affiliates, Inc. were audited by other auditors whose report had been furnished to us, and our opinion, insofar as it relates to the amounts included for Regency Affiliates, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. (Predecessor Company) as at December 20, 2001 (acquisition date) and December 31, 2000 the results of its operations and its cash flows for the period from January 1, 2001 to December 20, 2001, the eleven-month period ended December 31, 2000 and the year ended January 31, 2000 in conformity with U.S. generally accepted accounting principles.



/s/ BDO Dunwoody LLP

Chartered Accountants

Langley, Canada
March 21, 2002

                                Rosenberg Rich
                                 Baker Berman
                                 ------------
                                   & Company
                                     -------
                         A professional association of
                         CERTIFIED PUBLIC ACCOUNTANTS
         380 Foothill road o P.O. Box 6483 Bridgewater, NJ 08807--0483
                    Phone: 908-231-1000 . FAX: 908-231-6894
                 Website: www.rrbb.com . E-Mail: info@rrbb.com
                          ------------           -------------

                         Independent Auditor's Report



To the Board of Directors and Stockholders of Regency Affiliates, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, retained earnings, and cash flows for the year then end. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regency Affiliates, Inc. and Subsidiaries as of December 31, 2000 and the results of its consolidated operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Rosenberg, Rich, Baker, Berman & Co. CPA

Bridgewater, New Jersey
March 27, 2001

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                                     CONSOLIDATED BALANCE SHEETS
                                                        (STATED IN U.S. DOLLARS)


                                                                               DECEMBER 20       December 31
                                                                                   2001(A)              2000
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
    Cash and equivalents                                                     $     561,801    $     805,743
    Accounts receivable, net of allowance for doubtful accounts
        of $21,588 (2000 - $22,621) (Note 4)                                     2,075,474        1,754,092
    Inventories (Notes 1 and 4)                                                    985,154        1,130,007
    Prepaid expenses                                                               148,847           44,094
    Income taxes receivable                                                              -           24,556
    Deferred income taxes (Note 9)                                                  50,654                -
                                                                             -------------------------------
                                                                                 3,821,930        3,758,492
FIXED ASSETS, net (Note 2)                                                       1,935,419        2,059,860
INVESTMENT IN PARENT COMPANY (Note 3)                                                    -        4,022,415
                                                                             -------------------------------
                                                                             $   5,757,349    $   9,840,767
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
    Bank indebtedness (Note 4)                                               $     536,756    $           -
    Accounts payable                                                               981,368          833,600
    Accrued liabilities                                                          1,128,240          470,065
    Income taxes payable                                                            29,876           13,054
    Current portion of long-term debt (Note 5)                                     256,499                -
    Current portion of obligations under capital lease (Note 6)                     26,775           42,971
                                                                             -------------------------------
                                                                                 2,959,514        1,359,690

LONG-TERM DEBT (Note 5)                                                            766,445                -
OBLIGATIONS UNDER CAPITAL LEASE (Note 6)                                            63,111           93,283
DEFERRED INCOME TAXES (Note 9)                                                     410,446          643,678
                                                                             -------------------------------
                                                                                 4,199,516        2,096,651
                                                                             -------------------------------

CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
    Common stock (Note 7)                                                           25,900           25,940
    Additional paid-in capital                                                   7,763,229        7,782,039
    (Accumulated deficit) retained earnings                                     (3,128,066)         369,150
    Treasury stock                                                              (2,842,234)        (339,573)
    Accumulated other comprehensive loss
        - foreign currency translation adjustment                                 (260,996)         (93,440)
                                                                             -------------------------------
                                                                                 1,557,833        7,744,116
                                                                             -------------------------------
                                                                             $   5,757,349    $   9,840,767
============================================================================================================

(a) Acquisition date (Note 13)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (STATED IN U.S. DOLLARS)

                                                            PERIOD FROM       Eleven-month
                                                        JANUARY 1, 2001       period ended         Year ended
                                                         TO DECEMBER 20        December 31         January 31
                                                                2001(A)               2000               2000
-------------------------------------------------------------------------------------------------------------
SALES (Note 11)                                            $  11,735,690     $  10,929,775      $  9,725,611
COST OF GOODS SOLD                                             8,565,896         7,913,371         6,845,307
                                                           --------------------------------------------------
GROSS PROFIT                                                   3,169,794         3,016,404         2,880,304
                                                           --------------------------------------------------
EXPENSES
    Research and development                                     468,501           488,576           425,990
    Selling and distribution                                   1,113,534           768,557           748,596
    General and administrative                                 1,003,740           922,750           811,608
                                                           --------------------------------------------------
                                                               2,585,775         2,179,883         1,986,194
                                                           --------------------------------------------------
INCOME FROM OPERATIONS                                           584,019           836,521           894,110
                                                           --------------------------------------------------
OTHER INCOME (EXPENSE)
    Interest income                                               45,594            34,066            83,573
    Interest expense                                             (53,378)          (20,968)          (22,463)
                                                           --------------------------------------------------
                                                                  (7,784)           13,098            61,110
                                                           --------------------------------------------------

INCOME BEFORE INCOME (LOSS) FROM EQUITY
    INVESTMENT AND INCOME TAX EXPENSE                            576,235           849,619           955,220
INCOME FROM EQUITY INVESTMENT (Note 3)                           211,420           392,356           253,719
LOSS ON WRITE-OFF OF EQUITY INVESTMENT (Note 3)               (4,233,835)                -                 -
                                                           --------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                             (3,446,180)        1,241,975         1,208,939
INCOME TAXES (Note 9)                                             69,886           556,206           396,607
                                                           --------------------------------------------------
NET (LOSS) INCOME FOR THE PERIOD                           $  (3,516,066)    $     685,769      $    812,332
=============================================================================================================
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED              $       (1.64)    $        0.30      $       0.36
=============================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                            2,150,024         2,306,905         2,229,522
=============================================================================================================

(a) Acquisition date (Note 13)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
                                                        (STATED IN U.S. DOLLARS)

                                                                             (Accumulated                 Accumulated
                                                                 Additional      Deficit)                       Other          Total
                                                   Common Stock     Paid-in      Retained     Treasury  Comprehensive  Stockholders'
                                               Stock     Amount     Capital      Earnings        Stock  Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1999                   1,593,469  $ 15,935  $3,475,695  $  1,546,730  $  (339,573)  $  (117,957)     4,580,830
Net income                                          -         -           -       812,332            -             -        812,332
Stock issued (Note 7(g))                      403,820     4,038   1,439,574             -            -             -      1,443,612
Stock dividend (Note 7(f))                     49,441       494     271,432      (271,926)           -             -              -
Foreign currency translation adjustment             -         -           -             -            -        94,282         94,282
                                         -------------------------------------------------------------------------------------------
Balance, January 31, 2000                   2,046,730    20,467   5,186,701     2,087,136     (339,573)      (23,675)     6,931,056
Net income                                          -         -           -       685,769            -             -        685,769
Income from equity investment,
    net of income taxes (Note 3)                    -         -           -        32,340            -             -         32,340
Stock issued (Note 7(d))                       31,510       315     164,401             -            -             -        164,716
Stock dividend (Note 7(e))                    515,758     5,158   2,430,937    (2,436,095)           -             -              -
Foreign currency translation adjustment             -         -           -             -            -       (69,765)       (69,765)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2000                  2,593,998    25,940   7,782,039       369,150     (339,573)      (93,440)     7,744,116
Net loss                                            -         -           -    (3,516,066)           -             -     (3,516,066)
Share redemption (Note 7(c))                        -         -           -             -   (2,500,000)            -     (2,500,000)
Stock repurchased (Note 7(b))                       -         -           -             -       (2,661)            -         (2,661)
Stock dividend reversal (Note 7(h))            (3,972)      (40)    (18,810)       18,850            -             -              -
Foreign currency translation adjustment             -         -           -             -            -      (167,556)      (167,556)
                                         -------------------------------------------------------------------------------------------
Balance, December 20, 2001
    (Acquisition date, Note 13)             2,590,026  $ 25,900  $7,763,229  $ (3,128,066) $(2,842,234)  $  (260,996)   $ 1,557,833
====================================================================================================================================

Comprehensive (loss) income consists of the following:
                                                                                           PERIOD FROM
                                                                                            JANUARY 1,  Eleven-month
                                                                                               2001 to  period ended     Year ended
                                                                                           DECEMBER 20   December 31     January 31
                                                                                                  2001          2000           2000
                                                                                           -----------------------------------------
Net (loss) income                                                                          $(3,516,066)  $   685,769    $   812,332
Foreign currency translation adjustment                                                       (167,556)      (69,765)        94,282
                                                                                           -----------------------------------------
Comprehensive (loss) income                                                                $(3,683,622)  $   616,004    $   906,614
                                                                                           =========================================

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (STATED IN U.S. DOLLARS)

                                                            PERIOD FROM    Eleven-month
                                                        JANUARY 1, 2001    period ended      Year ended
                                                         TO DECEMBER 20     December 31      January 31
                                                                2001(A)            2000            2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM:
OPERATING ACTIVITIES
    Net (loss) income for the period                      $  (3,516,066)  $     685,769    $    812,332
    Adjustments to reconcile net (loss) income
      to cash provided by operating activities
        Depreciation                                            264,408         251,475         237,124
        Deferred income taxes                                  (283,886)        199,328          88,322
        Gain on sale of fixed assets                             (1,186)           (742)              -
        Loss on write-off of equity investment                4,233,835               -               -
        Non-cash compensation expense and
        investment services (Note 7(d))                               -         164,716          84,273
        Income from equity investment (Note 3)                 (211,420)       (392,356)       (253,719)
    (Increase) decrease in assets
        Accounts receivable, net                               (363,733)         44,730        (835,246)
        Inventories                                              84,046        (331,118)       (154,456)
        Prepaid expenses                                       (108,272)        104,507         (64,457)
    Increase (decrease) in liabilities
        Accounts payable                                        139,101           1,299         437,207
        Accrued liabilities                                     697,901          63,779               -
        Income taxes payable, net                                68,650        (123,993)         11,383
                                                          ---------------------------------------------

    Net cash provided by operating activities                 1,003,378         667,394         362,763
                                                          ---------------------------------------------

  FINANCING ACTIVITIES
    Redemption of shares                                     (2,502,661)              -               -
    Proceeds from long-term debt                              1,096,033               -               -
    Repayment of long-term debt                                 (40,937)              -               -
    Increase (decrease) in bank indebtedness                    553,628        (115,357)        115,070
    Repayment of obligations under capital lease                (39,595)        (52,984)        (57,849)
                                                          ---------------------------------------------

    Net cash (used in) provided by financing activities        (933,532)       (168,341)         57,221
                                                          ---------------------------------------------

  INVESTING ACTIVITIES
    Payment of note receivable                                        -               -         506,806
    Investment in Regency Affiliates, Inc.                            -               -      (1,968,000)
    Proceeds from sale of fixed assets                           12,498           9,983               -
    Purchase of fixed assets                                   (271,401)       (343,744)       (439,375)
                                                          ---------------------------------------------

    Net cash used in investing activities                      (258,903)       (333,761)     (1,900,569)
                                                          ---------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT EFFECT
    ON CASH BALANCES                                            (54,885)         (9,567)         20,068
                                                          ---------------------------------------------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS
    DURING THE PERIOD                                          (243,942)        155,725      (1,460,517)

CASH AND EQUIVALENTS, beginning of period                       805,743         650,018       2,110,535
                                                          ---------------------------------------------
CASH AND EQUIVALENTS, end of period                       $     561,801   $     805,743    $    650,018
=======================================================================================================

(a) Acquisition date (Note 13)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                        (STATED IN U.S. DOLLARS)

                                                             PERIOD FROM     Eleven-month
                                                         JANUARY 1, 2001     period ended         Year ended
                                                          TO DECEMBER 20      December 31         January 31
                                                                 2001(A)             2000               2000
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION:
    Interest received                                       $     48,843    $      34,754     $      113,020

    Interest paid                                           $     57,297    $      20,079     $       22,458

    Income taxes paid                                       $    312,394    $     478,957     $      291,409

NON-CASH INVESTING AND FINANCING ACTIVITIES

    Increase in obligations under capital lease             $          -    $       5,683     $      129,875

    Common stock issued in exchange for
    common stock in parent (Note 3)                         $          -    $           -     $    1,359,340

    Common stock issued in exchange for
    compensation (Note 7(d)(iii and iv))                    $          -    $      54,007     $       18,413

    Common stock issued in exchange for
    investment services (Note 7(d)(i and ii))               $          -    $     110,709     $       65,860
============================================================================================================

(a) Acquisition date (Note 13)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 20, 2001
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION         These financial statements include the accounts of
                              the Company and its wholly-owned subsidiaries, Multicorp Holdings Inc., Glas-Aire Industries
                              Ltd., Glas-Aire Industries Inc., and 326362 B.C.
                              Ltd. All inter-company transactions and accounts have been eliminated.

                              These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As a result of a purchase transaction that took place on December 21, 2001, to which reverse acquisition accounting is applicable, these financial statements present the financial position of the Company as at December 20, 2001 and results of its operations for the period from January 1, 2001 to December 20, 2001 (Note 13).

INVENTORIES                   Inventories are recorded at the lower of cost, on
                              a first-in, first-out basis, or market value.
                              Market value for raw materials is defined as replacement cost and for work-in-process and finished goods as net realizable value.

FIXED ASSETS                  Fixed assets are recorded at cost less accumulated
                              depreciation. With the exception of leasehold improvements, depreciation is calculated using the declining-balance method, at the following annual rates over the estimated useful lives:

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

                              All the dies and molds are owned by the Company. For leasehold improvements, depreciation is calculated using the straight-line method over the shorter of the estimated economic life or the lease term.

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 20, 2001
--------------------------------------------------------------------------------

LONG-TERM INVESTMENT          The Company's investment in its parent company was
                              accounted for using the equity method of accounting. During 2001, the Company disposed of all of its investment in its parent company.

PER SHARE INFORMATION         The Company has adopted Finanical Accounting
                              Standards Board ("FASB") Statement of Financial
                              Accounting Standards ("SFAS") No. 128, Earnings
                              Per Share ("EPS") which requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised. For the Company, stock options to purchase 180,000 shares (December 31, 2000 - 120,000, January 31, 2000 - 60,000) of the
                              Company's common stock were anti-dilutive.
                              Warrants outstanding at December 31, 2000 expired in April 2001. Warrants to purchase 68,000 shares at December 31, 2000 and January 31, 2000 were also anti-dilutive. As such, dilutive EPS amounts are the same as basic EPS for all periods presented. EPS has been restated for stock dividends. Treasury stock held by the Company
                              (Note 7(c)) is not included in the number of shares outstanding, for earnings per share purposes.

STOCK DIVIDENDS               The Company accounts for stock dividends in
                              accordance with Accounting Research Bulletin No.
                              43, which requires a transfer of an amount equal to the fair value of the stock issued from retained earnings to additional paid-in capital as permanent capitalization. Where the fair value of the stock dividend exceeds cumulative retained earnings at measurement date, the balance is accounted for as a distribution at par value of the stock issued.

CASH EQUIVALENTS              Cash equivalents consist of short-term deposits
                              with maturity of ninety days or less.

RESEARCH AND DEVELOPMENT      Research and development costs are expensed as
                              incurred.

INCOME TAXES                  The Company accounts for income taxes in
                              accordance with SFAS No. 109, which requires the liability method of accounting for income taxes.
                              The liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 20, 2001
--------------------------------------------------------------------------------

STOCK BASED COMPENSATION      The Company applies Accounting Principles Board
                              ("APB") Opinion No. 25, "Accounting for Stock
                              Issued to Employees", and related interpretations in accounting for stock option plans. Under APB
                              Opinion No. 25, compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant.

                              SFAS No. 123, "Accounting for Stock-Based
                              Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

                              Stock options granted to non-employees are accounted for in accordance with SFAS No. 123. There were no stock options granted to non-employees during the periods covered by these financial statements.

FOREIGN CURRENCY TRANSLATION
    AND TRANSACTIONS          The Company conducts business in both Canada and
                              the United States and uses the U.S. dollar as its reporting currency. The functional currency of the Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries have been translated under SFAS No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separate component of stockholders' equity.

                              Transactions conducted in foreign currencies are translated as follows:

                              At the transaction date, each asset, liability, revenue and expense is translated by the use of the exchange rate in effect at that date. At the period end date, monetary assets and liabilities are translated by using the exchange rate in effect at that date. The resulting foreign exchange gain and losses are included in income in the current period.

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

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 20, 2001
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS         The Company's financial assets and liabilities
                              consist of cash and equivalents, accounts receivable, bank indebtedness, accounts payable, accrued liabilities and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, excluding long-term debt, approximate their carrying values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value because these interest rates float with market rates.

CONCENTRATION OF
    EXCHANGE RISK             As a Canadian manufacturer, the Company has a
                              significant volume of expense transactions denominated in Canadian currency.

CONCENTRATION OF CREDIT RISK  As a manufacturer of automotive accessories, the
                              Company grants credit to customers exclusively within the automotive manufacturing industry.

REVENUE RECOGNITION           The Company recognizes revenue on the sale of
                              products at the time the products are shipped to its customers.

NEW ACCOUNTING
    PRONOUNCEMENTS            SFAS No. 133, "Accounting for Derivative
                              Instruments and Hedging Activities" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January 1, 2001 did not have any effect on the Company's financial statements.

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 20, 2001
--------------------------------------------------------------------------------

NEW ACCOUNTING
    PRONOUNCEMENTS (CONTINUED)     In June 2001, SFAS No. 141 "Business
                                   Combinations" was issued. SFAS No. 141
                                   requires that all business combinations be accounted for using the purchase method and that one of two specified criteria be met in identifying intangible assets apart from goodwill. Additional disclosures are required in respect to the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 for the reverse acquisition that took place subsequent to December 20, 2001 (Note 13).

                                   In June 2001, SFAS No. 142 "Goodwill and
                                   Other Intangible Assets" was issued. Under the provisions of SFAS No. 142 goodwill and other intangible assets with an indefinite life are no longer amortized but will be tested at least annually for impairment. The statement provides a two step process for estimating fair value of the reporting units and measuring the amount of impairment, if any, of goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

                                   The Company does not expect SFAS No. 142 to have a material impact on its financial statements because it does not have any recorded goodwill or other intangible assets.

                                   In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement establishes a single model based upon SFAS No. 121 for accounting for the impairment or disposal of long-lived assets. It supersedes FASB Statement No. 121 and the reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business and also amends certain provisions of Accounting Research Bulletin No. 51. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the adoption of SFAS No. 144 will have no material effect on the Company's financial statements.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. Dollars)

--------------------------------------------------------------------------------

1.    INVENTORIES

                                                                               DECEMBER 20      December 31
                                                                                      2001             2000
                                                                           --------------------------------
      Raw materials and supplies                                          $        735,131    $     775,929
      Work-in-process                                                              121,487          252,761
      Finished goods                                                               128,536          101,317
                                                                          ---------------------------------
                                                                          $        985,154    $   1,130,007
                                                                          =================================

--------------------------------------------------------------------------------

2.    FIXED ASSETS

                                                       DECEMBER 20, 2001                 December 31, 2000
                                       --------------------------------------------------------------------
                                                             ACCUMULATED                        Accumulated
                                                   COST     DEPRECIATION              Cost     Depreciation
                                       --------------------------------------------------------------------
      Office equipment                 $        286,354     $     93,992     $     272,506     $     77,647
      Manufacturing equipment                 1,428,323          651,739         1,429,835          618,216
      Computer equipment                        233,749          156,919           230,832          142,767
      Dies and molds                            986,411          471,366           942,786          402,798
      Automotive                                 17,589            1,319            16,251            1,219
      Leasehold improvements                    252,241          101,933           247,438           82,650
      Equipment under capital
         lease                                  275,156           67,136           292,273           46,764
                                       --------------------------------------------------------------------
      Total                            $      3,479,823     $  1,544,404     $   3,431,921     $  1,372,061
                                       ====================================================================
      Net book value                                        $  1,935,419                       $  2,059,860
                                                            ============                        ===========

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

3.    INVESTMENT IN PARENT COMPANY

      During the year ended January 31, 2000, Regency Affiliates, Inc. ("Regency") acquired a 51% controlling interest in the Company. The Company disposed of its investment in Regency in 2001.

      On July 31, 1999, the Company exchanged 288,000 of its common stock for 1,188,000 common stock of Regency. This exchange was valued at $1,045,440 ($3.63 per share). On August 6, 1999, the Company acquired an additional 2,852,375 common stock of Regency by exchanging 86,000 shares (valued at $313,900 or $3.65 per share) of its common stock and cash of $1,968,000. The values were determined based on share exchanges between independent parties. Total value of common stock exchanged on the above transactions was $1,359,340 (Note 7(h)(i)). As at August 6, 1999, the Company had acquired a 26% interest in Regency. At December 31, 2000 the interest in Regency was approximately 23.5%.

      The Company accounted for its investment in Regency as an asset using the equity method of accounting. The income from the Company's equity share of earnings of Regency net of amortization of goodwill of $5,500 (December 31, 2000 - $10,100, January 31, 2000 - $5,500) for the period ended
      December 20, 2001 was $211,420 (December 31, 2000 -$441,356, January 31,
      2000 - $253,719). As the Company was only reported on an eleven-month period at December 31, 2000, its share of earnings was reduced by $49,000 reflecting the Company's share of one month of earnings. This amount, net of deferred taxes of $16,660 has been credited directly to equity. Goodwill of $165,635 resulted from the acquisition and was being depreciated on a straight-line basis over a period of 15 years. Accumulated depreciation at December 31, 2000 was $15,600 (January 31, 2000 - $5,500).

      The effect of the investment transaction and equity earnings are summarized as follows:

                                                                               DECEMBER 20      December 31
                                                                                      2001             2000
                                                                          ---------------------------------
      Equity in net assets of Regency Affiliates, Inc.                    $              -    $   3,161,705
      Goodwill                                                                           -          165,635
      Cumulative equity earnings, net of cumulative
         depreciation of goodwill of $15,600                                             -          695,075
                                                                          ---------------------------------
                                                                          $              -    $   4,022,415
                                                                          =================================

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

3.    INVESTMENT IN PARENT COMPANY (continued)

      On October 1, 2001, the Company disposed of its investment in Regency as part of the consideration to reacquire the Company's common stock owned by Regency (see Note 7(c)). The carrying value of the investment prior to the transaction was $4,233,835. Included in the carrying value of the investment is equity income of $211,420 recognized in 2001. Upon return of the shares to Regency, the carrying value was written off.

      Summarized financial information of Regency is as follows:

                                                                               DECEMBER 20       December 31
                                                                                      2001              2000
                                                                          ----------------------------------
      Consolidated Balance Sheet data ('000)

         Assets                                                           $              -   $        37,017
                                                                          ==================================
         Liabilities                                                                     -            20,941

         Stockholders' Equity                                                            -            16,076
                                                                          ----------------------------------
                                                                          $              -   $        37,017
                                                                          ==================================
      Consolidated Statement of Operations data ('000)

         Sales                                                            $              -   $        14,343
                                                                          ==================================
         Loss from operations                                                            -              (814)
                                                                          ==================================
         Net income                                                       $              -   $         2,155
                                                                          ==================================

-------------------------------------------------------------------------------

4.    BANK INDEBTEDNESS

                                                                               DECEMBER 20      December 31
                                                                                      2001             2000
                                                                          ---------------------------------
      Revolving bank loan                                                 $        169,462    $           -
      Cheques issued in excess of deposit                                          367,294                -
                                                                          ---------------------------------
                                                                          $        536,756    $           -
                                                                          =================================

      The revolving bank loan is a Cdn. $2,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (4.0% - December 20, 2001; 6.5% - December 31, 2000) plus 1/2%. This line of credit is renewable annually in April of each year. At December 20, 2001, the Company had undrawn credit capacity under this facility of Cdn. $1,145,061 (U.S. $718,904).

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

4.    BANK INDEBTEDNESS (continued)

      The following have been provided as collateral for the overdraft facility and long-term debt:

      (a)  general assignment of accounts receivable and inventories;

      (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company;

      (c) an unlimited guarantee by the Company and its subsidiaries, Glas-Aire Industries Ltd. and Multicorp Holdings Inc.


--------------------------------------------------------------------------------

5.    LONG-TERM DEBT

                                                                                  DECEMBER 20       December 31
                                                                                         2001              2000
                                                                                  -----------------------------
      HSBC loan payable - interest at prime plus 1%, due
      September 28, 2005, monthly principal payments
      of $18,314 plus interest                                                    $   842,335       $         -

      HSBC loan payable - interest at prime plus 0.5%, due
      November 14, 2006, monthly principal payments
      of $3,061 plus interest                                                         180,609                 -
                                                                                  -----------------------------
                                                                                    1,022,944                 -

      Less current portion                                                            256,499                 -
                                                                                  -----------------------------
                                                                                  $   766,445       $         -
                                                                                  =============================

      The Company has a Cdn. $1,000,000 equipment purchase facility and a Cdn. $1,400,000 acquisition facility. These facilities bear interest at Canadian bank prime rate plus1/2% to 1%. At December 20, 2001, the Company had undrawn credit capacity under these facilities of Cdn. $712,328 (U.S. $447,221) for equipment purchases and Cdn. $58,340 (U.S. $36,627) for acquisitions.

      The collateral provided for the HSBC loans payable is described in Note 4.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

5.    LONG-TERM DEBT (continued)

      Principal payments required on long-term debt over the remaining terms of the debt are as follows:

                                   YEAR                               AMOUNT

                                   2002                     $        256,499
                                   2003                              256,499
                                   2004                              256,499
                                   2005                              219,776
                                   2006                               33,671
                                                            ----------------
                                                            $      1,022,944
                                                            ================

--------------------------------------------------------------------------------

6.    OBLIGATIONS UNDER CAPITAL LEASE

      The minimum annual lease payments required under capital leases of manufacturing equipment expiring in December 2004 together with the balance of the obligation are as follows:

                                   YEAR                               AMOUNT

                                   2002                          $    34,515
                                   2003                               34,329
                                   2004                               34,234
                                                                 -----------
      Total minimum lease payments                                   103,078
      Less amounts representing interest at 8.6%
         per annum                                                    13,192
                                                                 -----------
      Present value of minimum lease payments                         89,886
      Less current portion                                            26,775
                                                                 -----------
                                                                 $    63,111
                                                                 ===========

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

7.    COMMON STOCK

      (a)  Authorized

               30,000,000  Common shares with a par value of $0.01 each

                1,000,000  Preferred stock with a par value of $0.01 each

                                                                               DECEMBER 20       December 31
           Issued                                                                     2001             2000
                                                                               -----------------------------
                2,590,026  Common stock
       (December 31, 2000 - 2,593,998)                                         $    25,900       $   25,940
                                                                               ============================


           On March 6, 2000, the Company amended its articles of incorporation to reflect an increase in its authorized share capital from 3,000,000 shares of common stock at $0.01 par value to 30,000,000 shares of common stock at $0.01 par value and 1,000,000 shares of preferred stock at $0.01 par value.

      (b) During the period ended December 20, 2001, the Company repurchased 1,700 shares of common stock at prices between $1.51 and $1.85 per share, amounting to $2,661. These shares were acquired at fair market value and are accounted for as treasury stock until reissued or retired. The purchase of the stock reduced stockholders' equity.

      (c) On October 1, 2001, the Company repurchased 1,215,105 shares of common stock with a fair market value (based on market price) of approximately $2,000,000, representing at that time, approximately 50% of the issued and outstanding stock of the Company for $2,500,000 cash plus 4,040,375 shares of stock of its parent company, Regency Affiliates, Inc. These shares have been ascribed a value of $2,500,000 reflecting a 25% premium to reacquire control and are accounted for as treasury stock until reissued or retired. The purchase of the stock reduced stockholders' equity.

           Shares of common stock held in treasury at December 20, 2001 totaled 1,375,677 (December 31, 2000 - 158,872).

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

7.    COMMON STOCK (continued)

      (d) The Company issued 31,510 shares of common stock during the year ended December 31, 2000 for services and compensation. The shares were valued at fair market value on the date of issuance and were charged to expense in the year incurred.


                                                                                Additional
                                                          Common Stock             Paid-in
                                                        Stock     Amount           Capital             Total
                                                        ----------------------------------------------------
           (i)   Stock issued to an investor
                 relations company in return
                 for services                            12,300   $   123        $   77,748       $   77,871

           (ii)  Stock issued to an investor
                 relations company in return
                 for services                             2,875        29        $   32,809           32,838

           (iii) Stock issued to certain
                 employees as part of their
                 compensation                             7,839        78        $   23,929           24,007

           (iv)  Stock issued to directors
                 as part of their compensation            8,496        85        $   29,915           30,000

                                                        ----------------------------------------------------

                                                         31,510   $   315        $  164,401       $  164,716
                                                        ====================================================

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

     7.   COMMON STOCK (continued)

          (e) Pursuant to a stock dividend announced October 28, 1999 and subsequent revision March 6, 2000, the Company issued 515,758 shares of common stock during the period ended December 31, 2000. The Company has accounted for the stock dividends in part by a transfer of $2,436,095 from retained earnings to additional paid-in capital.

                                      Total                   Common                                                     Additional
                                    Common Stock               Stock                Total Common Stock      Paid-in        Retained
                                    Outstanding    %   Trading Price   Fair Value     Stock    Amount       Capital        Earnings
                                    ------------------------------------------------------------------------------------------------
               March 10, 2000       1,899,061     21.0      $ 10.880   $ 4,338,977   398,803   $ 3,988    $ 2,156,438  $ (2,160,426)

               June 12, 2000        2,306,360      2.5         4.438       255,891    57,659       577         93,468       (94,045)

               September 11, 2000   2,371,858      2.5         3.063       181,624    59,296       593        181,031      (181,624)
                                    ------------------------------------------------------------------------------------------------

                                                                                     515,758   $ 5,158    $ 2,430,937  $ (2,436,095)
                                                                                     ===============================================

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

7.   COMMON STOCK (continued)

     (f) On October 28, 1999, the Company announced a stock dividend to be issued in a series of 2.5% increments. The stock dividend was determined on a cumulative basis on the total outstanding common stock on the following dates of record: December 10, 1999, March 10, 2000, June 12, 2000 and September 11, 2000. On December 10, 1999, 49,441
          shares of common stock were issued representing 2.5% of 1,977,289 common stock outstanding. On December 10, 1999, the common stock was trading at $5.50 for a total fair value of $271,926.

     (g) The Company issued 403,820 shares of common stock during the year ended January 31, 2000. This total consists of the following:

                                                                               Additional
                                                           Common Stock         Paid-in
                                                          Stock    Amount       Capital          Total
                                                      ----------------------------------------------------
          (i)      Stock issued in exchange for
                   stock in parent company on the
                   following dates (Note 3):

                      - July 31, 1999                    288,000  $  2,880   $  1,042,560     $  1,045,440
                      - August 6, 1999                    86,000       860        313,040          313,900
                                                      ----------------------------------------------------
                                                         374,000     3,740      1,355,600        1,359,340
          (ii)     Stock issued to certain
                   employees as part of their
                   compensation.                           9,820        98         18,314           18,412

          (iii)    Stock issued to an investor
                   relations company in return for
                   services.                              20,000       200         65,660           65,860
                                                      ----------------------------------------------------
                                                         403,820  $  4,038   $  1,439,574     $  1,443,612
                                                      ====================================================

     (h) During the eleven-month period ended December 31, 2000, shares were issued in error, pursuant to a stock dividend, on treasury stock outstanding. These shares were cancelled in 2001.

     (i) At December 31, 2000 and January 31 2000, there were warrants outstanding to purchase 68,000 shares of the Company. These warrants expired in April 2001.

--------------------------------------------------------------------------------

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

8.   STOCK OPTIONS

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

     DIRECTOR COMPENSATION
     On November 4, 1999, December 4, 2000, and December 4, 2001 the Company issued 60,000 common stock options at the exercise prices of $4.50, $2.75 and $1 respectively to the directors in accordance with the director's compensation program approved by the stockholders. The 1999 options vested on May 4, 2000, the 2000 options vested on June 4, 2001 and the 2001 option vests on June 4, 2002, are exercisable until November 3, 2004, December 3, 2005 and December 3, 2006 respectively.

     Under the accounting provisions of SFAS No. 123, pro forma information regarding Net Income and Earnings Per Share is required as if the Company had accounted for the stock options under the fair value method.

     The fair value of each grant is estimated at the date of grant using a Black-Scholes option pricing model.

     On November 4, 1999 the weighted average fair value of options granted was $4.04 using the following weighted average assumptions: no dividends, a risk-free interest rate of 5.64%, volatility factor of the expected market price of the Company's common stock of 216% and a weighted average expected life of the options of 36 months. The options vested on May 4, 2000 and expire on November 3, 2004.

     On December 4, 2000 the weighted average fair value of options granted was estimated to be $1.73 using the following weighted average assumptions: no dividends, a risk-free interest rate of 5.61%, volatility factor of the expected market price of the Company's common stock of 96% and weighted average expected life of the options of 36 months. The options vested on June 4, 2001 and expire on December 3, 2005.

     On December 4, 2001 the weighted average fair value of options granted was estimated to be $0.53 using the following weighted average assumptions: no dividends, a risk-free interest rate of 3.03%, volatility factor of the expected market price of the Company's common stock of 100% and weighted average expected life of the options of 24 months. The options vest on June 4, 2002 and expire on December 3, 2006.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

8.   STOCK OPTIONS (continued)

     Under SFAS No. 123, the Company's Net Income and Earnings Per Share would have decreased to the pro forma amounts indicated below:

                                          PERIOD FROM                   Eleven-month
                                         JANUARY 1 to                   period ended                                     Year ended
                                          DECEMBER 20                    December 31                                     January 31
                                                 2001                           2000                                           2000
                                          AS REPORTED      PRO FORMA     As reported      Pro forma      As reported      Pro forma
                                        -------------------------------------------------------------------------------------------
Net (loss) income for the period        $  (3,516,066)  $ (3,604,991)  $     685,769   $    545,769    $     812,332   $    629,447
(Loss) earnings per share -
  basic and diluted                             (1.64)         (1.67)           0.30           0.24    $        0.36   $       0.28

A summary of the status of the Company's stock options outstanding as of December 20, 2001 is as follows:


                                                                                                            Weighted
                                                                           Number of       Exercise          Average
                                                                             Options          Price       Fair Value
                                                                         -------------------------------------------
Granted - November 4, 1999                                                    60,000   $       4.50    $        4.04
Granted - December 4, 2000                                                    60,000   $       2.75    $        1.73
Granted - December 4, 2001                                                    60,000   $       1.00    $        0.53
                                                                         -------------------------------------------
                                                                             180,000
                                                                         ===========

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

9.   INCOME TAXES

     The provision for income taxes in the consolidated statements of operations consists of:

                                                      PERIOD FROM    Eleven-month
                                                  JANUARY 1, 2001    period ended    Year ended
                                                   TO DECEMBER 20     December 31    January 31
                                                             2001            2000          2000
                                                  ---------------------------------------------
     Current                                      $       353,772  $      356,878  $    308,285
     Deferred (recovery)                                 (283,886)        199,328        88,322
                                                  ---------------------------------------------
                                                  $        69,886  $      556,206  $    396,607
                                                  =============================================

     A reconciliation of expected income taxes using the federal U.S. statutory tax rate to the tax expense recorded in these finacial statements is as follows:

                                                            PERIOD FROM      Eleven-month
                                                        JANUARY 1, 2001      period ended        Year ended
                                                         TO DECEMBER 20       December 31        January 31
                                                                   2001              2000              2000
                                                        --------------------------------------------------
     Federal tax at the U.S. federal statutory rate     $    (1,171,701)      $   422,271       $  411,039
     Federal tax of income taxed at a lower rate                (14,250)           (9,996)          (2,378)
     Canadian income taxes at a higher rate                      58,944            45,246           43,188
     Permanent differences for non-deductible
        expenses                                                 69,334             9,683            2,715
     Over (under) accruals                                       (3,737)           89,002          (57,957)
     Increase in valuation allowance                          1,131,296                 -                -
                                                        --------------------------------------------------
                                                        $        69,886       $   556,206       $  396,607
                                                        ==================================================

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of future tax assets, the impact of the change in the valuation allowance is reflected in current income.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

9.   INCOME TAXES (continued)


     The components of deferred taxes are as follows:

                                                            DECEMBER 20                        December 31
                                                                   2001                               2000
                                      --------------------------------------------------------------------
                                                              TEMPORARY                          Temporary
                                            DIFFERENCE       TAX EFFECT        Difference       Tax Effect
                                      --------------------------------------------------------------------
     Deferred tax assets
        Accrued liabilities           $        148,982    $      50,654     $           -     $          -
        Stock compensation                     189,528           64,440           189,528           64,440
        Capital loss carry forward           3,327,340        1,131,296                 -                -
                                      --------------------------------------------------------------------
                                             3,665,850        1,246,390           189,528           64,440
        Valuation allowance                 (3,327,340)      (1,131,296)                -                -
                                      --------------------------------------------------------------------

                                               338,510          115,094           189,528           64,440
                                      --------------------------------------------------------------------
     Deferred tax liabilities
        Fixed Assets                         1,227,096          474,886         1,207,950          466,488
        Investment in Parent
         Company - equity
         earnings                                    -                -           710,675          241,630
                                      --------------------------------------------------------------------

                                      $      1,227,096    $     474,886     $   1,918,625     $    708,118
                                      --------------------------------------------------------------------
     Net deferred tax liability                           $     359,792                       $    643,678
                                                          =============                       ============

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

10.  COMMITMENTS

     The Company is committed to minimum lease payments of $110,155 for each of the next three years with a five year renewal option, under an operating lease for its current premises. Rent expense was $177,284 for the period from January 1, 2001 to December 20, 2001, $165,393 for the eleven-month period ended December 31, 2000 and $113,514 for the year ended January 31, 2000. The Company is in the process of subletting its current premises in order to occupy its new premises.

     The Company has entered into an operating lease agreement for new premises commencing May 1, 2002 for a term of seven years with a five year renewal option. The landlord has provided the first three months of the lease rent free. The company is committed to the following minimum lease payments plus proportionate common costs:

                                   YEAR                          AMOUNT

                                   2002                     $     73,774
                                   2003                          177,057
                                   2004                          182,678
                                   2005                          185,488
                                   2006                          185,488
                             Thereafter                          449,668
                                                            ------------
                                                            $  1,254,153
                                                            ============

--------------------------------------------------------------------------------

11.  SALES INFORMATION ('000)

     (a) Sales figures include sales to customers who are located in the following countries:

                                                             PERIOD FROM    Eleven-month
                                                         JANUARY 1, 2001    period ended     Year ended
                                                          TO DECEMBER 20     December 31     January 31
                                                                    2001            2000           2000
                                                         ----------------------------------------------
           United States                                 $        10,229      $    9,217      $   8,207
           Canada                                                  1,106           1,364          1,231
           Japan and other                                           401             349            287
                                                         ----------------------------------------------
                                                         $        11,736      $   10,930      $   9,725
                                                         ==============================================

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

11.  SALES INFORMATION ('000) (continued)

     (b) Sales to customers who each accounted for more than 10% of the Company's sales are as follows:

                                                            PERIOD FROM    Eleven-month
                                                        JANUARY 1, 2001    period ended     Year ended
                                                         TO DECEMBER 20     December 31     January 31
                                                                   2001            2000           2000
                                                        ----------------------------------------------
          Customer 1                                    $         2,924    $      3,718      $   2,930
          Customer 2                                              2,431           1,607          1,640
          Customer 3                                              2,647           3,215          2,853
          Customer 4                                                  -               -            994
                                                        ----------------------------------------------
                                                        $         8,002    $      8,540      $   8,417
                                                        ==============================================

     (c)  Sales figures are comprised of sales in the following product lines:

                                                            PERIOD FROM      Eleven-month
                                                        JANUARY 1, 2001      period ended       Year ended
                                                         TO DECEMBER 20       December 31       January 31
                                                                   2001             2000              2000
                                                        --------------------------------------------------
          Sunroof wind deflectors                       $         6,411       $     6,558        $   5,446
          Hood protectors                                         3,894             3,388            3,112
          Rear air deflectors                                     1,431               984            1,167
                                                        --------------------------------------------------
                                                        $        11,736       $    10,930        $   9,725
                                                        ==================================================

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS

     The Company had the following transactions with related parties that were not disclosed elsewhere in these financial statements:

                                                            PERIOD FROM      Eleven month
                                                        JANUARY 1, 2001      period ended       Year ended
                                                         TO DECEMBER 20       December 31       January 31
                                                                   2001              2000             2000
                                                        --------------------------------------------------
     Fees paid to directors/stockholders for
        ongoing consulting services                     $        57,500      $     52,500       $   15,000

     The transactions were in the normal course of operations and are measured at the exchange value, which is the amount of consideration established and agreed to by the related parties.

--------------------------------------------------------------------------------

13.  ACQUISITION OF WONDER TOOL INC.

     Effective December 21, 2001, the Company closed a Merger Purchase Agreement to acquire all of the issued and outstanding shares of Wonder Tool Inc. ("WTI"), in exchange for 1,250,000 shares of the Company's common stock. WTI manufactures and distributes a twin-head orbital polisher, known as the Wonder Tool, for the automotive and aircraft industry. The transaction was accounted for using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, even though the Company is the legal acquirer, WTI is considered the acquirer for accounting purposes. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of WTI. These financial statements present the financial position and results of operation of the Company to the date of acquisition, as the predecessor corporation, as it will continue to be the main operating entity.

--------------------------------------------------------------------------------

14.  CONTINGENCIES

     Following his termination for cause from his position as President of the Company on September 12, 2001, the Company's former president filed a Writ of Summons on September 13, 2001 in the Supreme Court of British Columbia. The former president asserted among other things that the repurchase of company shares involved a breach of agreements with HSBC Bank of Canada, securities and corporate laws. The former president has not filed a Statement of Claim. The Company intends to vigorously contest the writ and believes that it is without merit. In the opinion of management, the outcome of this case is not determinable. Should any loss result from the resolution of this writ, such loss will be charged to operations in the year of resolution.

================================================================================

                           GLAS-AIRE INDUSTRIES GROUP LTD. (PREDECESSOR COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

15.  PROFIT SHARING PROGRAM

     In 1994, the Company adopted a profit sharing program which provides that 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company. Profit sharing expenses were $117,209 for the period from January 1, 2001 through December 20, 2001, $112,011 for the eleven-month period ended December 31, 2000 and $106,684 for the year ended January 31, 2000.

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.

                                               CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE PERIOD FROM DECEMBER 21, 2001 TO DECEMBER 31, 2001
                                                        (STATED IN U.S. DOLLARS)



                                                                        CONTENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                F-32

INDEPENDENT AUDITORS' REPORT                                                F-33

INDEPENDENT AUDITORS' REPORT                                                F-34

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets                                                          F-35

    Statements of Operations                                                F-36

    Statements of Stockholders' Equity and Comprehensive Loss               F-37

    Statements of Cash Flows                                                F-38

    Summary of Significant Accounting Policies                              F-40

    Notes to Financial Statements                                           F-46

--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------


TO THE DIRECTORS AND STOCKHOLDERS OF
GLAS-AIRE INDUSTRIES GROUP LTD.

We have audited the accompanying consolidated balance sheet of Glas-Aire Industries Group Ltd. as at December 31, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from December 21, 2001 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. as at December 31, 2001 and the results of its operations and its cash flows for the period from December 21, 2001 to December 31, 2001 in conformity with U.S. generally accepted accounting principles.

/s/ BDO Dunwoody LLP

Chartered Accountants

Langley, Canada
March 21, 2002

                            Zarlengo Wilkins & Co.
                          A Professional Corporation



                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Cyclo Manufacturing Company
1438 S. Cherokee Street
Denver, CO 80223-3211

We have audited the accompanying balance sheet of Orbital Polisher Operation (A division of Cyclo Manufacturing Company, and S corporation) as of December 20, 2001 and the related statements of operations and divisional net assets, and cash flows for the eleven and half months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbital Polisher Operation (A division of Cyclo Manufacturing Company, an S Corporation) as of December 20, 2001, and the results of its operations and its cash flows for the eleven and half months then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Zarlengo Wilkins and Co., P.C.

Zarlengo Winkins and CO., P.C.
Wheat Ridge, Colorado
February 18, 2002

                            Zarlengo Wilkins & Co.
                          A Professional Corporation



                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Cyclo Manufacturing Company
1438 S. Cherokee Street
Denver, CO 80223-3211

We have audited the accompanying balance sheet of Orbital Polisher Operation (A division of Cyclo Manufacturing Company, and S corporation) as of December 31, 2000 and the related statements of operations and divisional net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbital Polisher Operation (A division of Cyclo Manufacturing Company, an S Corporation) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Zarlengo Wilkins and Co., P.C.

Zarlengo Wilkins and CO., P.C.
Wheat Ridge, Colorado


February 18, 2002

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                                     CONSOLIDATED BALANCE SHEETS
                                                        (STATED IN U.S. DOLLARS)

                                                                               DECEMBER 31       December 20
                                                                                      2001            2001(a)
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
    Cash and equivalents                                                      $    465,193      $          -
    Accounts receivable, net of allowance for doubtful accounts
        of $21,588 (Note 4)                                                      1,836,077            61,004
    Inventories (Notes 2 and 4)                                                  1,209,058           223,904
    Prepaid expenses                                                               142,261                 -
    Deferred income taxes (Note 9)                                                  50,654                 -
                                                                              ------------------------------
                                                                                 3,703,243           284,908
FIXED ASSETS, net (Note 3)                                                       1,285,060                 -
ADVANCE TO HEAD OFFICE                                                                   -           579,714
GOODWILL                                                                                 -               100
                                                                              ------------------------------
                                                                              $  4,988,303      $    864,722
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
    Bank indebtedness (Note 4)                                                $    409,316      $          -
    Accounts payable                                                               776,584            57,784
    Accrued liabilities                                                          1,205,859                 -
    Income taxes payable                                                               416                 -
    Current portion of long-term debt (Note 5)                                     256,499                 -
    Current portion of obligations under capital lease (Note 6)                     26,775                 -
                                                                              ------------------------------
                                                                                 2,675,449            57,784

LONG-TERM DEBT (Note 5)                                                            748,131                 -
OBLIGATIONS UNDER CAPITAL LEASE (Note 6)                                            63,111                 -
DEFERRED INCOME TAXES (Note 9)                                                     133,591                 -
                                                                              ------------------------------
                                                                                 3,620,282            57,784
                                                                              ------------------------------
CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
    Common stock (Note 7)                                                           24,643                 -
    Additional paid-in capital                                                   1,389,343                 -
    Accumulated deficit                                                            (48,010)                -
    Divisional equity                                                                    -           806,938
    Accumulated other comprehensive income
        - foreign currency translation adjustment                                    2,045                 -
                                                                              ------------------------------
                                                                                 1,368,021           806,938
                                                                              ------------------------------
                                                                              $  4,988,303      $    864,722
============================================================================================================

(a) Represents the financial position of the Wonder Tool Inc. predecessor Orbital Polishing Operations at the acquisition date (Note 1).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (STATED IN U.S. DOLLARS)


                                                             PERIOD FROM       Period from
                                                       DECEMBER 21, 2001   January 1, 2001        Year ended
                                                          TO DECEMBER 31    to December 20       December 31
                                                                  2001(B)           2001(a)           2000(a)
------------------------------------------------------------------------------------------------------------
SALES (Note 11)                                            $      53,774      $    822,386      $    947,234
COST OF GOODS SOLD                                                46,440           593,588           587,721
                                                           -------------------------------------------------
GROSS PROFIT                                                       7,334           228,798           359,513
                                                           -------------------------------------------------
EXPENSES
    Research and development                                      12,694                 -                 -
    Selling and distribution                                         594             8,085            11,198
    General and administrative                                    70,070            42,051            42,682
                                                           -------------------------------------------------
                                                                  83,358            50,136            53,880
                                                           -------------------------------------------------
(LOSS) INCOME FROM OPERATIONS                                    (76,024)          178,662           305,633
                                                           -------------------------------------------------
OTHER INCOME (EXPENSE)
    Interest income                                                2,722                 -                 -
    Interest expense                                              (4,168)                -                 -
                                                           -------------------------------------------------
                                                                  (1,446)                -                 -
                                                           -------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                (77,470)          178,662           305,633

INCOME TAX RECOVERY - CURRENT (Note 9)                           (29,460)                -                 -
                                                           -------------------------------------------------
NET (LOSS) INCOME                                                (48,010)          178,662           305,633

PRO FORMA INCOME TAXES (unaudited)                                     -            60,745           103,915
                                                           -------------------------------------------------
PRO FORMA NET (LOSS) INCOME FOR THE PERIOD(c)              $     (48,010)     $    117,917      $    201,718
============================================================================================================
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED(c)           $       (0.02)     $       0.09      $       0.16
============================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                            2,464,349         1,250,000         1,250,000
============================================================================================================

(a) Represents the results of operations of the Wonder Tool Inc. predecessor Orbital Polishing Operations (Note 1).
(b) Represents the results of operations of Wonder Tool Inc. and Glas-Aire Industries Group Ltd. for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).
(c) The net (loss) income and (loss) earnings per share are unaudited for all periods except for the period from December 21, 2001 (date of acquisition) to December 31, 2001, and are on a pro forma basis.

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                                        (STATED IN U.S. DOLLARS)

                                                                                                       Accumulated
                                                                      Additional                             Other            Total
                                              Common       Stock         Paid-in      Accumulated    Comprehensive    Stockholders'
                                               Stock      Amount         Capital          Deficit           Income        Equity(a)
------------------------------------------------------------------------------------------------------------------------------------
Inception of Wonder Tool Inc. at
December 21, 2001                              1,000    $  223,904   $         -     $          -    $           -    $     223,904
Recapitalization of Wonder Tool Inc.       1,249,000      (211,404)      211,404                -                -                -
Adjustment for reverse acquisition
Glas-aire Industries Group Ltd.            1,214,349        12,143     1,177,939                -                -        1,190,082
Net loss                                           -             -                        (48,010)               -          (48,010)
Foreign currency translation adjustment            -             -             -                -            2,045            2,045
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 2001                 2,464,349    $   24,643   $ 1,389,343     $    (48,010)   $       2,045    $   1,368,021
===================================================================================================================================
Comprehensive loss consists of the following:
                                                                                                                               2001
                                                                                                                      -------------
Net loss                                                                                                              $     (48,010)
Foreign currency translation adjustment                                                                                       2,045
                                                                                                                      -------------
Comprehensive loss                                                                                                    $     (45,965)
                                                                                                                      =============

(a) The divisional equity for 2000 and 2001 increased by the amount of net income recorded and there were no distrubutions of divisional equity.

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (STATED IN U.S. DOLLARS)

                                                            PERIOD FROM        Period from
                                                      DECEMBER 21, 2001    January 1, 2001        Year ended
                                                         TO DECEMBER 31     to December 20       December 31
                                                                2001(B)            2001(a)           2000(a)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM:
OPERATING ACTIVITIES
    Net (loss) income for the period                         $   (48,010)    $     178,662     $    305,633
    Adjustment to reconcile net (loss) income
      to net cash provided by operating activities
        Depreciation                                               6,014                 -                -
    Decrease in assets
        Accounts receivable, net                                 247,726            57,497           22,974
        Inventories                                                    -            30,461           26,768
        Prepaid expenses                                           6,723                 -                -
    Increase (decrease) in liabilites
        Accounts payable                                        (211,738)           (7,105)          22,321
        Accrued liabilities                                       79,726                 -                -
        Income taxes payable, net                                (29,460)                -                -
                                                             -----------------------------------------------
    Net cash provided by operating activities                     50,981           259,515          377,696
                                                             -----------------------------------------------

FINANCING ACTIVITIES
    Advance to head office                                             -          (259,515)        (377,696)
    Repayment of long-term debt                                  (18,889)                -                -
    Decrease in bank indebtedness                               (131,447)                -                -
                                                             -----------------------------------------------
    Net cash used in financing activities                       (150,336)         (259,515)        (377,696)
                                                             -----------------------------------------------

INVESTING ACTIVITIES
    Cash acquired on reverse acquisition                         561,801                 -                -
                                                             -----------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT EFFECT ON
    CASH BALANCES                                                  2,747                 -                -
                                                             -----------------------------------------------
INCREASE IN CASH AND EQUIVALENTS DURING THE PERIOD               465,193                 -                -

CASH AND EQUIVALENTS, beginning of period                              -                 -                -
                                                             -----------------------------------------------
CASH AND EQUIVALENTS, end of period                          $   465,193     $           -    $           -
============================================================================================================

(a) Represents the cash flows of the Wonder Tool Inc. predecessor Orbital Polishing Operations (Note 1).
(b) Represents the cash flows of Wonder Tool Inc. and Glas-Aire Industries Group Ltd. for the period from December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                        (STATED IN U.S. DOLLARS)


                                                            PERIOD FROM        Period from
                                                      DECEMBER 21, 2001    January 1, 2001        Year ended
                                                         TO DECEMBER 31     to December 20       December 31
                                                                2001(B)            2001(a)           2000(a)
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:

    Interest received                                    $        2,722      $           -       $         -

    Interest paid                                        $        4,168      $           -       $         -

NON-CASH INVESTING AND FINANCING ACTIVITY:

    Net assets of Glas-Aire Industries
    Group Ltd. on reverse acquisition (Note 1)           $    1,190,082      $           -       $         -
============================================================================================================

(a) Represents the cash flows of the Wonder Tool Inc. predecessor Orbital Polishing Operations (Note 1).
(b) Represents the cash flows of Wonder Tool Inc. and Glas-Aire Industries Group Ltd. for the period from December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION              These financial statements have been prepared
                                   in accordance with accounting principles generally accepted in the United States.
                                   These financial statements include the
                                   accounts of the Company and its wholly-owned subsidiaries, Wonder Tool Inc. ("WTI"),
                                   Multicorp Holdings Inc., Glas-Aire Industries
                                   Ltd., Glas-Aire Industries Inc., and 326362
                                   B.C. Ltd.

                                   The Company acquired 100% of the voting stock of WTI on December 21, 2001. WTI was previously owned by Cyclo Manufacturing Company ("Cyclo"). Just prior to the acquisition, Cyclo had transferred certain assets of its Orbital Polishing Operations division ("Orbital") into WTI and concurrently sold its shares of WTI to the Company. The assets transferred included inventory, fixed assets, patents and trademarks. The assets were recorded by WTI on a carry over basis because of common control. The only asset with any carry over value was inventory valued at $223,904. The amounts receivable from head office, trade accounts receivable and goodwill were not included as part of this transaction. Upon consummation of this transaction the former stockholders of WTI obtained 50.7% voting rights of the Company. Although the Company is the legal acquirer, the transaction has been accounted for as a reverse acquisition and WTI is considered the acquirer for accounting purposes. Accordingly, the financial statements for the Company for the periods prior to the acquisition are those of WTI (and its predecessor Orbital). As WTI and its predecessor Orbital were taxed under the provisions of Subchapter S of the Internal Revenue Code, no income taxes were payable. For purposes of the comparative statement of operations income taxes have been provided on a pro forma basis at 34%. All inter-company transactions and accounts have been eliminated.

                                   The financial statements of Orbital, prior to December 21, 2001, include an amount that management considers to be a reasonable allocation of general corporate expenses. Direct expenses for such periods were allocated based upon the ratio of Orbital's gross sales to total consolidated sales. General and administrative expenses were allocated based on a rate of 5%.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001
--------------------------------------------------------------------------------

INVENTORIES                        Inventories are recorded at the lower of
                                   cost, on a first-in, first-out basis, or market value. Market value for raw materials is defined as replacement cost and for work-in-process and finished goods as net realizable value.

FIXED ASSETS                       Fixed assets are recorded at cost less
                                   accumulated depreciation. With the exception of leasehold improvements, depreciation is calculated using the declining-balance method, at the following annual rates over the estimated useful lives:

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

                                   All the dies and molds are owned by the
                                   Company. For leasehold improvements,
                                   depreciation is calculated using the
                                   straight-line method over the shorter of the estimated economic life or the lease term.

PER SHARE INFORMATION              The Company has adopted Financial Accounting
                                   Standards Board ("FASB") Statement of
                                   Financial Accounting Standards ("SFAS") No.
                                   128, Earnings Per Share ("EPS") which
                                   requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised.
                                   For the Company, stock options to purchase
                                   180,000 shares of the Company's common stock were anti-dilutive during the period ended
                                   December 31, 2001. Treasury stock held by the Company (Note 7) is not included in the number of shares outstanding, for earnings per share purposes.

CASH EQUIVALENTS                   Cash equivalents consist of short-term
                                   deposits with maturity of ninety days or less.

RESEARCH AND DEVELOPMENT           Research and development costs are expensed
                                   as incurred.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001
--------------------------------------------------------------------------------

INCOME TAXES                           The Company accounts for income taxes in
                                       accordance with SFAS No. 109, which
                                       requires the liability method of
                                       accounting for income taxes. The
                                       liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

STOCK BASED COMPENSATION               The Company applies Accounting Principles
                                       Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB Opinion No.
                                       25, compensation cost is recognized for
                                       stock options granted at prices below
                                       market price of the underlying common
                                       stock on date of grant.

                                       SFAS No. 123, "Accounting for Stock-Based
                                       Compensation", requires the Company to
                                       provide pro forma information regarding
                                       net income and earnings per share as if
                                       compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

                                       Stock options granted to non-employees
                                       are accounted for in accordance with SFAS
                                       No. 123. There were no stock options
                                       granted to non-employees during the
                                       periods covered by these financial
                                       statements.

FOREIGN CURRENCY TRANSLATION
    AND TRANSACTIONS                   The Company conducts business in both
                                       Canada and the United States and uses the U.S. dollar as its reporting currency.
                                       The functional currency of the Canadian
                                       subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries have been translated under
                                       SFAS No. 52. Assets and liabilities are
                                       translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separate component of stockholders' equity.

                                       Transactions conducted in foreign
                                       currencies are translated as follows:

                                       At the transaction date, each asset,
                                       liability, revenue and expense is
                                       translated by the use of the exchange
                                       rate in effect at that date. At the
                                       period end date, monetary assets and
                                       liabilities are translated by using the
                                       exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in income in the current period.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

FINANCIAL INSTRUMENTS                  The Company's financial assets and
                                       liabilities consist of cash and
                                       equivalents, accounts receivable, bank
                                       indebtedness, accounts payable, accrued
                                       liabilities and long-term debt. Unless
                                       otherwise noted, it is management's
                                       opinion that the Company is not exposed
                                       to significant interest, currency or
                                       credit risks arising from these financial instruments. The fair value of these financial instruments, excluding long-term debt, approximate their carrying values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value because these interest rates float with market rates.

CONCENTRATION OF
    EXCHANGE RISK                      As a Canadian manufacturer, the Company
                                       has a significant volume of expense
                                       transactions denominated in Canadian
                                       currency.

CONCENTRATION OF CREDIT RISK           As a manufacturer of automotive
                                       accessories, the Company grants credit to customers exclusively within the automotive manufacturing industry.

REVENUE RECOGNITION                    The Company recognizes revenue on the
                                       sale of products at the time the products are shipped to its customers.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001
--------------------------------------------------------------------------------

NEW ACCOUNTING
    PRONOUNCEMENTS                     SFAS No. 133, "Accounting for Derivative
                                       Instruments and Hedging Activities" is
                                       effective for all fiscal quarters of
                                       fiscal years beginning after June 15,
                                       2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January
                                       1, 2001 did not have any effect on the
                                       Company's financial statements.

                                       In June 2001, SFAS No. 141 "Business
                                       Combinations" was issued. SFAS No. 141
                                       requires that all business combinations
                                       be accounted for using the purchase
                                       method and that one of two specified
                                       criteria be met in identifying intangible assets apart from goodwill. Additional disclosures are required in respect to the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company applied the provisions of SFAS No. 141 for the reverse acquisition that took place on December 21, 2001 (Note 1).

                                       In June 2001, SFAS No. 142 "Goodwill and
                                       Other Intangible Assets" was issued.
                                       Under the provisions of SFAS No. 142
                                       goodwill and other intangible assets with an indefinite life are no longer amortized but will be tested at least annually for impairment. The statement provides a two step process for estimating fair value of the reporting units and measuring the amount of impairment, if any, of goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

                                       The Company does not expect SFAS No. 142 to have a material impact on its financial statements because it does not have any recorded goodwill or other intangible assets.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001
--------------------------------------------------------------------------------

NEW ACCOUNTING
    PRONOUNCEMENTS (CONTINUED)         In August 2001, SFAS No. 144 "Accounting
                                       for the Impairment or Disposal of Long-
                                       Lived Assets" was issued. This statement establishes a single model based upon SFAS No. 121 for accounting for the impairment or disposal of long-lived assets. It supersedes FASB Statement No.
                                       121 and the reporting provisions of APB
                                       Opinion No. 30 for the disposal of a
                                       segment of a business and also amends
                                       certain provisions of Accounting Research
                                       Bulletin No. 51. SFAS No. 144 is
                                       effective for financial statements issued for fiscal years beginning after December
                                       15, 2001. Management believes that the
                                       adoption of SFAS No. 144 will have no
                                       material effect on the Company's
                                       financial statements.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------
1.    REVERSE ACQUISITION

      Effective December 21, 2001, the Company closed a Merger Purchase Agreement to acquire all of the issued and outstanding shares of Wonder Tool Inc. ("WTI"), in exchange for 1,250,000 shares of the Company's common stock. WTI (and historically through its predecessor, Orbital Polishing Operations ("Orbital")) manufactures and distributes a twin-head orbital polisher known as the Wonder Tool for the automotive and aircraft industry. The Company acquired WTI to exploit the market synergies between the polisher and its own products. Immediately following the acquisition, the former stockholders of WTI controlled the Company. The transaction was accounted for using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of WTI. The value assigned to the common stock of the Company on acquisition, based on the fair market value of the Company's outstanding common stock on the date the terms were agreed to, was $1,190,082. Net assets of the Company at the acquisition date excluding deferred taxes of $359,792 were $1,917,625. The difference in value of $727,543 is negative goodwill, and has been assigned to a reduction in the book value of fixed assets.


           Current assets                                       $  3,771,276
           Fixed assets                                            1,935,419
                                                                ------------
           Total assets                                            5,706,695
           Liabilities assumed                                    (3,789,070)
                                                                ------------
           Net assets acquired                                     1,917,625

           Excess of net assets acquired over
           consideration paid                                       (727,543)
                                                                ------------
           Consideration paid                                   $  1,190,082
                                                                ============


           Fair value of fixed assets                           $  1,935,419

           Less: "Negative goodwill", net of
                 addition to net assets              727,543
                                                     (82,937)        644,606
                                                    --------    ------------
           Net value assigned to fixed assets                      1,290,813
                                                                ============

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

1.    REVERSE ACQUISITION (continued)

      Unaudited pro forma information assuming the transaction had been completed on January 1, 2000 is as follows:

                                                                               Period from
                                                                           January 1, 2001         Year ended
                                                                            to December 20        December 31
                                                                                      2001               2000
                                                                          -----------------------------------
      Sales                                                               $     12,558,076      $  12,867,009

      Net (loss) income for the period                                    $     (3,355,605)     $     997,031

      (Loss) earnings per share                                           $          (0.98)     $        0.28

      (a) Includes a loss on write-off of equity investment of $4,233,835

--------------------------------------------------------------------------------

2.    INVENTORIES
                                                  DECEMBER 31        December 20
                                                         2001               2001
                                             -----------------------------------
      Raw materials and supplies             $        936,195      $     201,064
      Work-in-process                                 121,487                  -
      Finished goods                                  151,376             22,840
                                             -----------------------------------
                                             $      1,209,058      $     223,904
                                             ===================================

--------------------------------------------------------------------------------

3.    FIXED ASSETS

                                                       DECEMBER 31, 2001                   December 20, 2001
                                       ---------------------------------------------------------------------

                                                             ACCUMULATED                         Accumulated
                                                   COST     DEPRECIATION              Cost      Depreciation
                                       ---------------------------------------------------------------------
      Office equipment                 $        192,362  $           579  $              -  $              -
      Manufacturing equipment                   131,978              397            53,091            53,091
      Computer equipment                         76,830              347                 -                 -
      Dies and molds                            515,045            1,552            39,790            39,790
      Automotive                                 16,270            1,967                 -                 -
      Leasehold improvements                    150,308              548                 -                 -
      Equipment under capital
         lease                                  208,020              363                 -                 -
                                       ---------------------------------------------------------------------

      Total                            $      1,290,813  $         5,753  $         92,881  $         92,881
                                       =====================================================================

      Net book value                                     $     1,285,060                    $              -
                                                         ===============                    ================

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

4.    BANK INDEBTEDNESS

                                                  DECEMBER 31       December 20
                                                         2001              2001
                                                  -----------------------------

      Revolving bank loan                         $   169,463       $         -
      Cheques issued in excess of deposit             239,853                 -
                                                  -----------------------------

                                                  $   409,316       $         -
                                                  =============================

      The revolving bank loan is a Cdn. $2,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (4.0% - December 31, 2001; 4.0% - December 20, 2001) plus 1/2%. This line of credit is renewable annually in April of each year. At December 31, 2001, the Company had undrawn credit capacity under this facility of Cdn. $1,348,047 (U.S. $846,345).

      The following have been provided as collateral for the overdraft facility and long-term debt:

      (a)  general assignment of accounts receivable and inventories;

      (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company;

      (c) an unlimited guarantee by the Company and its subsidiaries, Glas-Aire Industries Ltd. and Multicorp Holdings Inc.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

5.    LONG-TERM DEBT

                                                      DECEMBER 31  December 20
                                                             2001         2001
                                                      ------------------------
      HSBC loan payable - interest at prime plus
      1%, due September 28, 2005, monthly
      principal payments of $18,314 plus interest     $   824,021  $         -

      HSBC loan payable - interest at prime plus
      0.5%, due November 14, 2006, monthly
      principal payments of $3,061 plus interest          180,609            -
                                                      ------------------------
                                                        1,004,630            -

      Less current portion                                256,499            -
                                                      ------------------------

                                                      $   748,131  $         -
                                                      ========================

      The Company has a Cdn. $1,000,000 equipment purchase facility and a Cdn. $1,400,000 acquisition facility. These facilities bear interest at Canadian bank prime rate plus 1/2% to 1%. At December 31, 2001, the Company had undrawn credit capacity under these facilities of Cdn. $712,328 (U.S. $447,221) for equipment purchases and Cdn. $87,510 (U.S. $54,941) for acquisitions.

      The collateral provided for the HSBC loans payable is described in Note 4.

      Principal payments required on long-term debt over the remaining terms of the debt are as follows:

                      YEAR                             AMOUNT

                      2002                     $      256,499
                      2003                            256,499
                      2004                            256,499
                      2005                            201,462
                      2006                             33,671
                                               --------------

                                               $    1,004,630
                                               ==============

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

6.    OBLIGATIONS UNDER CAPITAL LEASE

      The minimum annual lease payments required under capital leases of manufacturing equipment expiring in December 2004 together with the balance of the obligation are as follows:

                                   YEAR                         AMOUNT

                                   2002                     $   34,515
                                   2003                         34,329
                                   2004                         34,234
                                                            ----------

      Total minimum lease payments                             103,078
      Less amounts representing interest at 8.6%
         per annum                                              13,192
                                                            ----------

      Present value of minimum lease payments                   89,886
      Less current portion                                      26,775
                                                            ----------

                                                            $   63,111
                                                            ==========

--------------------------------------------------------------------------------

7.    COMMON STOCK

      Authorized

         30,000,000  Common shares with a par value of $0.01 each

         1,000,000  Preferred stock with a par value of $0.01 each

         Share of common stock held in treasury at December 31, 2001 totaled 1,375,677 with a nil value

================================================================================


                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

8.    STOCK OPTIONS

      INCENTIVE AND NON-QUALIFIED PLANS
      During the year ended January 31, 1997, Glas-Aire's Board of Directors approved an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. Each plan provides for granting options to purchase not more than 160,000 shares of the Company's common stock. The Incentive Stock Option Plan is to be available to management and employees of the Company. The Non-Qualified Stock Option Plan is to be available to certain key employees, independent contractors, technical advisors and directors of the Company. Vesting for both plans will be determined at the date of grant. Upon granting, the options will have a five year life.

      At December 31, 2001 no options had been granted under either plan.

      DIRECTOR COMPENSATION
      In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of December 31, 2001 is as follows:




                                                                Number of         Exercise
                                                                 Options             Price
                                                               -----------------------------
      Granted - November 4, 1999                                  60,000  $           4.50
      Granted - December 4, 2000                                  60,000  $           2.75
      Granted - December 4, 2001                                  60,000  $           1.00
                                                               -----------------------------
                                                                 180,000
                                                               =========


      All options have vested except for 60,000 which vest on June 4, 2002.

      Under the accounting provisions of SFAS No. 123, pro forma information regarding Net Loss and loss per share is required as if the Company had accounted for the stock options under the fair value method. Under SFAS No. 123, the Company's Net Loss and loss per share would have increased to the pro forma amounts indicated below:

                                                                               PERIOD FROM
                                                                          DECEMBER 21 2001
                                                                            TO DECEMBER 31
                                                                                      2001
                                                                               AS REPORTED        PRO FORMA
                                                                          ----------------------------------
      Net loss for the period                                             $        (48,010)  $      (71,173)

      Loss per share - basic and diluted                                  $          (0.01)  $        (0.02)

      No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

9.    INCOME TAXES

      A reconciliation of expected income taxes using the federal U.S. statutory tax rate to the tax expense recorded in these finanacial statements is as follows:

                                                            PERIOD FROM        Period from
                                                      DECEMBER 21, 2001    January 1, 2001        Year ended
                                                         TO DECEMBER 31     to December 20       December 31
                                                                   2001               2001              2000
                                                         ---------------------------------------------------
      Federal tax at the U.S. federal statutory rate     $      (25,651)   $             -       $         -
      Canadian income taxes at a higher rate                     (3,809)                 -                 -
                                                         ---------------------------------------------------
                                                         $      (29,460)   $             -       $         -
                                                         ===================================================

      The components of deferred taxes are as follows:

                                                             DECEMBER 31                         December 20
                                                                    2001                                2001
                                         -------------------------------------------------------------------
                                                               TEMPORARY                           Temporary
                                             DIFFERENCE       TAX EFFECT        Difference        Tax Effect
      Deferred tax assets
         Accrued liabilities             $      148,982    $      50,654      $          -      $          -
         Stock compensation                     189,528           64,440                 -                 -
         Capital loss carry forward           3,327,340        1,131,296                 -                 -
                                         -------------------------------------------------------------------
                                              3,665,850        1,246,390                 -                 -
         Valuation allowance                 (3,327,340)      (1,131,296)                -                 -
                                         -------------------------------------------------------------------
                                                338,510          115,094                 -                 -
                                         -------------------------------------------------------------------
      Deferred tax liability
         Fixed assets                           582,490          198,031                 -                 -
                                         -------------------------------------------------------------------
      Net deferred tax liability         $      243,980    $      82,937      $          -      $          -
                                         ===================================================================

      The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of future tax assets, the impact of the change in the valuation allowance is reflected in current income.

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

10.   COMMITMENTS

      The Company is committed to minimum lease payments of $110,155 for each of the next three years with a five year renewal option, under an operating lease for its current premises. Rent expense was $4,821 for the period from December 21, 2001 to December 31, 2001 and $Nil for the period from January 1, 2001 to December 20, 2001 and for the year ended December 31, 2000. The Company is in the process of subletting its current premises in order to occupy its new premises.

      The Company has entered into an operating lease agreement for new premises commencing May 1, 2002 for a term of seven years with a five year renewal option. The landlord has provided the first three months of the lease rent free. The company is committed to the following minimum lease payments plus proportionate common area costs:

                                   YEAR                               AMOUNT

                                   2002                         $     73,774
                                   2003                              177,057
                                   2004                              182,678
                                   2005                              185,488
                                   2006                              185,488
                             Thereafter                              449,668
                                                                ------------

                                                                $  1,254,153
                                                                ============


--------------------------------------------------------------------------------

11.   SEGMENTED INFORMATION

      The Company has determined that it operates in two business segments, the automotive accessories segment and the orbital polishing segment. Information pertaining to the business segments are as follows:


                                                            PERIOD FROM        Period from
                                                      DECEMBER 21, 2001    January 1, 2001        Year ended
                                                         TO DECEMBER 31     to December 20       December 31
                                                                   2001               2001              2000
                                                         ---------------------------------------------------
           Automotive accessories

               Assets                                    $     4,713,745    $             -    $          -
               Sales                                     $        53,774    $             -    $          -

           Orbital polishing

               Assets                                    $       223,904    $      864,722     $          -
               Sales                                     $             -    $      822,386     $    947,234
               Sales to customers that accounted
               for more than 10% of sales                $             -    $      148,029     $    227,336

================================================================================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------

12.   CONTINGENCIES

      Following his termination for cause from his position as President of the Company on September 12, 2001, the Company's former president filed a Writ of Summons on September 13, 2001 in the Supreme Court of British Columbia. The former president asserted among other things that the repurchase of the Company's shares involved a breach of agreements with HSBC Bank of Canada, securities and corporate laws. The former president has not filed a Statement of Claim. The Company intends to vigorously contest the writ and believes that it is without merit. In the opinion of management, the outcome of this case is not determinable. Should any loss result from the resolution of this writ, such loss will be charged to operations in the year of resolution.

--------------------------------------------------------------------------------

13.   PROFIT SHARING PROGRAM

      In 1994, Glas-Aire adopted a profit sharing program which provides that 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company.