Form 10QSB
period 2002-03-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2002-05-15
CIK 911441

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                ---------------


              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                      For the transition period from        to
                                                     ------    -----
                      Commission file number 1-14244
                                            --------

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

         Yes  [ ]     No  [X]


Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 3,849,006 shares with 1,375,677 shares in Treasury as of March 31, 2002.

        Transitional Small Business disclosure Format      Yes  [ ]      No  [X]

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----

                                                                                Page
                                                                                ----
PART I.           FINANCIAL INFORMATION
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets                           1
                   March 31, 2002 and December 31, 2001

                  Consolidated Condensed Statements of Operations                 2
                    For the three months ended March 31, 2001 and 2002

                  Consolidated Condensed Statement of Stockholder's Equity        3
                    For the three months ended May 31, 2002

                  Consolidated Condensed Statements of Cash Flow
                    For the three months ended March 31, 2001 and 2002          4-5

                  Notes to Consolidated Condensed Financial Statements          6-8

                  Forward Looking Statement                                       9

     Item 2.      Management Discussion and Analysis of
                    Financial Condition and Results of Operations               9-10

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                        12

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                  March 31,         December 31,
                                                    2002                2001
                                                 (Unaudited)         (Audited)
                                                 -----------        ------------
Assets
Current
     Cash and equivalents                        $   608,892        $    465,193
     Accounts receivable, net of allowance for     1,690,493           1,836,077
     doubtful accounts of $21,588 (2001 - $21,588)
     Inventories                                   1,408,604           1,209,058
     Income taxes recoverable                         72,729
     Prepaid expenses                                167,582             142,261
     Deferred income taxes                            50,654              50,654
                                                 -----------        ------------
                                                   3,998,954           3,703,243
Fixed assets, net                                  1,276,038           1,285,060
                                                 -----------        ------------
                                                 $ 5,274,992        $  4,988,303
                                                 ===========        ============
Liabilities and Stockholders' Equity
Current
     Bank indebtedness                           $   922,352        $    409,316
     Accounts payable                              1,037,448             776,584
     Accrued liabilities                             950,327           1,205,859
     Incomes taxes payable                                 -                 416
     Current portion - long term debt                256,248             256,499
     Current portion - capital lease                  27,844              26,775
                                                 -----------        ------------
                                                   3,194,219           2,675,449
Long term debt                                       683,424             748,131
Obligation under capital lease                        54,698              63,111
Deferred income taxes                                133,171             133,591
                                                 -----------        ------------
                                                   4,065,512           3,620,282
                                                 -----------        ------------
Stockholders' equity
     Common stock                                     24,733              24,643
     Additional paid-in capital                    1,398,682           1,389,343
     Accumulated Deficit                            (213,304)            (48,010)
     Accumulated other comprehensive income (loss)      (631)              2,045
                                                 -----------        ------------
     Foreign currency translation adjustment       1,209,480           1,368,021
                                                 -----------        ------------
                                                 $ 5,274,992        $  4,988,303
                                                 ===========        ============

                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                   Three Months Ended
                                                       ------------------------------------------
                                                       March 31,        March 31,      March 31,
                                                        2002(c)          2001(a)        2001(b)
                                                       ----------       ---------      ----------
Sales                                                  $2,860,620       $ 172,375      $2,962,047
Cost of sales                                           2,361,582          96,850       2,220,552
                                                       ----------       ---------      ----------
Gross profit                                              499,038          75,525         741,495
                                                       ----------       ---------      ----------
Expenses

     Depreciation                                          50,884           1,689          67,129
     Research and development                             164,251                         119,550
     Selling and distribution                             209,781              57         207,218
     General and administrative                           288,939          22,741         189,979
     Provision for profit sharing                               -                          21,771
     Interest income                                         (543)                        (15,333)
     Interest expense                                      24,421                           6,478
                                                       ----------       ---------      ----------
                                                          737,733          24,487         596,792
                                                       ----------       ---------      ----------
Income (loss) before income from equity
  investment and income tax expense                      (238,695)         51,038         144,703

Income from equity investment                                                             106,420
                                                       ----------       ---------      ----------
Income (loss) before income taxes                        (238,695)         51,038         251,123
Income taxes - current (recovery)                         (73,401)                         68,923
Income taxes - deferred                                                        -           34,000
                                                       -----------      ---------      ----------
Net (loss) income for the period                       $ (165,294)      $  51,038      $  148,200
Pro forma income taxes                                          -          17,353               -
                                                       ----------       ---------      ----------
Pro forma net (loss income                             $ (165,294)      $  33,685      $  148,200
   for the period                                      ==========       =========      ==========

Net (loss) earnings per share of common stock          $   (0.066)      $   0.041      $    0.061
                                                       ----------       ---------      ----------
Weighted average common shares outstanding
(after deducting 1,375,677 shares of treasury stock
  held by the Company)                                  2,472,630       1,250,000       2,431,154
                                                       ----------       ---------      ----------

(a) Represents the results of operations of Wonder Tool, Inc. predecessor Orbital Polishing Operations.
(b) Represents the results of operations of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd. (predecessor Company).
(c) Represents the results of operations of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd. for period January 01, 2002 to March 31, 2002.

                 See accompanying notes to financial statements

Glas-Aire Industries Group Ltd.         -2-                 Form 10-QSB 05/15/02

                         Glas-Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                       Three Months Ended March 31, 2002

-------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                         Additional                         Other             Total
-------------------------------------------------------------------------------------------------------------------------
                                 Common       Stock        Paid-in        Accumulated    Comprehensive     Stockholders'
                                 Stock        Amount       Capital        Deficit        Income(loss)         Equity
-------------------------------------------------------------------------------------------------------------------------
Balance -
   December 31, 2001           2,464,349    $ 24,643     $ 1,389,343     $ (48,010)       $ 2,045          $ 1,368,021
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                (165,294)                           (165,294)
-------------------------------------------------------------------------------------------------------------------------
Stock issued for services (Note 2) 8,980          90           9,339                                             9,429
-------------------------------------------------------------------------------------------------------------------------
Stock dividends
-------------------------------------------------------------------------------------------------------------------------
Foreign currency
 Translation
 adjustment                                                                                (2,676)              (2,676)
-------------------------------------------------------------------------------------------------------------------------
Balance -
   March 31, 2002              2,473,329    $ 24,733     $ 1,398,682    $ (213,304)        $ (631)         $ 1,209,480
-------------------------------------------------------------------------------------------------------------------------

Comprehensive loss consists of the following
                                                2002
                                                ----
    Net loss                                  (213,304)
    Foreign currency translation adjustment       (631)
                                              --------
                                              (213,935)
                                              ========

Glas-Aire Industries Group Ltd.         -3-                 Form 10-QSB 05/15/02

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                       March 31,       March 31,         March 31,
                                                                        2002(c)         2001(a)           2001(b)
                                                                       ---------       ---------        ----------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net (loss) income for the period                                  $(165,294)       $ 51,038        $  148,200
     Adjustment to reconcile net income (loss)
      for the period to net cash provided by
      (used in) operating activities
     Depreciation                                                         50,884           1,689            67,129
     Deferred income taxes                                                                                  34,000
     Non cash compensation expense                                         9,429
     Income from equity investment                                                                        (106,420)
     (Increase) decrease in assets
     Accounts receivable                                                 145,584                           603,347
     Inventories                                                        (199,546)                           33,110
     Income taxes recoverable                                            (72,729)                          (27,816)
     Prepaid expenses                                                    (25,321)                          (56,533)
     Accounts payable                                                    260,864                          (333,445)
     Accrued liabilities                                                (255,532)                           86,177
     Income taxes payable                                                   (416)                           94,102
                                                                       ---------        --------        ----------
     Net cash provided by operating activities                          (252,077)         52,727           541,857
                                                                       ---------        --------        ----------
Financing activities
     Advance to head office                                                              (52,727)
     Repayment of capital lease obligation                                (7,344)                          (24,794)
     Repayment of long-term debt                                         (64,958)
     Increase in bank indebtedness                                       513,036
     Common stock issued                                                       -                           300,000
                                                                       ---------        --------        ----------
     Net cash provided by (used in) financing activities                 440,734         (52,727)          275,206
                                                                       ---------        --------       ----------
Investing activities
     Purchase of fixed assets                                            (41,862)                          (45,469)
                                                                       ---------                        ----------
     Net cash (used in) investing activities                             (41,862)                          (45,469)
                                                                       ---------                        ----------
Foreign currency translation adjustment
      effect on cash balances                                             (3,096)                          (49,983)
                                                                       ---------        --------        -----------
Increase in cash during the period                                       143,699                           721,605

Cash and equivalents, beginning of period                                465,193                           805,743
                                                                       ---------        --------        ----------
Cash and equivalents, end of period                                    $ 608,892        $               $1,527,348
                                                                       =========        ========        ==========

(a) Represents the cash flows of Wonder Tool, Inc. predecessor Orbital Polishing Operations.
(b) Represents the results of operations of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd. (predecessor Company).
(c) Represents the results of operations of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd. for period January 01, 2002 to March 31, 2002.

                 See accompanying notes to financial statements

Glas-Aire Industries Group Ltd.          -4-                Form 10-QSB 05/15/02

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                     Three months ended
                                                           -------------------------------------
                                                           March 31,     March 31,     March 31,
                                                            2002(c)       2001(a)       2001(b)
                                                           ---------     ---------     ---------
Supplemental disclosure of cash flow relating to:

     Interest expense                                      $24,422       $-            $ 6,478


     Income taxes                                          $41,178       $-            $86,695


Non-cash investing activities

     Common Stock issued in                                $ 9,429       $-            $-
     exchange for compensation

(a) Represents the cash flows of Wonder Tool, Inc. predecessor Orbital Polishing Operations.
(b) Represents the results of operations of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd. (predecessor Company).
(c) Represents the results of operations of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd. for period January 01, 2002 to March 31, 2002.

                 See accompanying notes to financial statements

Glas-Aire Industries Group Ltd.          -5-                Form 10-QSB 05/15/02

                         Glas-Aire Industries Group Ltd.
               Notes to Consolidated Condensed Financial Statements

                                 March 31, 2002

1.   Nature Of Business And Basis Of Presentation

     Glas-Aire Industries Group Ltd., a Nevada corporation (the "Company") was incorporated on September 29, 1992. The Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan. Additionally, the Company manufactures orbital polishers for use on aircraft and automobiles.

     The interim financial statements included herein, are presented in accordance with United States generally accepted accounting principles and stated in United States dollars, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not necessarily indicative of annual results.

     These interim financial statements include the amounts of its wholly-owned subsidiaries, Wonder Tool, Inc. ("WTI"), Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries Inc., and 326362 B.C. Ltd.

     On December 21, 2001 the Company acquired 100% of the voting stock of WTI through the issuance of 1,250,000 shares of the Company's common stock. Upon consummation of the transaction the former stockholders of WTI obtained 50.7% voting rights of the Company. Although the Company is the legal acquirer, the transaction was accounted for as a reverse acquisition and WTI is considered the acquirer for accounting purposes. In accordance with provisions governing the accounting for reverse acquisitions, the figures presented as at December 31, 2001 and March 31, 2002 are those of WTI. The financial statement subsequent to the acquisition are presented as a continuation of WTI. The March 31, 2001 statement of operations and cash flows for the Company have also been presented as the Company is considered the predecessor business.

Glas-Aire Industries Group Ltd.          -6-                Form 10-QSB 05/15/02

2.   Share Capital

     On January 7, 2002 the Company issued 8,980 shares of its common stock to its management employees pursuant to employment agreements. The value assigned to the common stock issued was $9,429 based upon the trading price of the Company's common shares of the issuance dates. The Company had 180,000 stock options outstanding as at March 31, 2002 and December 31, 2001.

3.   Segmented information

     The Company has determined that it operates in two business segments, the automotive accessories segment and the orbital polishing segment. Information pertaining to the business segments are as follows:

                                Three Month                     Three Month     Three Month
                               Period Ended                     Period Ended    Period Ended
                                 March 31,      December 31,      March 31,       March 31,
                                   2002            2001            2001(a)         2001(b)
     Automotive
     accessories
       Assets                  $ 4,965,705      $ 4,713,745      $    N/A       $       N/A
       Sales                   $ 2,693,271      $       N/A      $    N/A       $ 2,962,047

     Orbital polishing
       Assets                  $   266,566      $   223,904      $     N/A      $       N/A
       Sales                   $   167,349      $       N/A      $ 172,375      $       N/A

     (a) Represents Wonder Tool, Inc. predecessor Orbital Polishing Operations
     (b) Represents Glas-Aire Industries Group Ltd.(predecessor Company)

4.   Pro Forma Information

     Pro forma information assuming the reverse acquisition had been completed January 1, 2001 is as follows:

                                                          March 31,
                                                              2001

     Sales                                              $3,134,422

     Net income for the period                            $209,728

     Earnings per share                                      $0.06


Glas-Aire Industries Group Ltd.       -7-                  Form 10-QSB 05/15/02

5.   Subsequent Event

     On April 12, 2002 the Company granted to its Chief Executive Officer and President warrants to acquire 255,000 shares of the Company's common stock at an exercise price of $0.01 per share, which expire on April 12, 2012. The Closing price of the Company's common stock on that date was $0.35 per share. The warrants vest as follows:

          85,000 - April 12, 2002
          85,000 - April 12, 2003
          85,000 - April 12, 2004

6.   Inventories by component are as follows:

                                 March 31,          December 31,
                                     2002                  2001
                                     ----                  ----
     Raw materials             $1,062,635            $  936,195
     Work-in-progress             214,421               121,487
     Finished goods               131,548               151,376
                               ----------            ----------
                               $1,408,604            $1,209,058


Glas-Aire Industries Group Ltd.       -8-                  Form 10-QSB 05/15/02

     FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations, events or those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets in the United States, Canada and in other foreign countries such as Japan. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


Glas-Aire Industries Group Ltd.       -9-                  Form 10-QSB 05/15/02

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
--------------------------------------------------------------------------------
         of Operations
         -------------

          In December 2001, Glas-Aire Industries Group Ltd. ("Glas-Aire" or the "Company") acquired Wonder Tool, Inc. ("WTI"), a wholly-owned subsidiary of Cyclo Manufacturing Company. Although Glas-Aire is the legal acquirer of WTI, the acquisition of WTI has been accounted for as a reverse acquisition under current accounting rules. Consequently, WTI is the accounting acquirer, and the financial statements for the three months ended March 31, 2002, reflect the results of operations for WTI and Glas-Aire. The financial statements that have been presented for the three month period ended March 31, 2001, include (i) the results of operations of WTI and its predecessor orbital polishing operations, and (ii) the results of operations of WTI and Glas-Aire (the predecessor Company). The Management's Discussion and Analysis information which follows compares the results of operations for the three months ended March 31, 2002, with the results of operations of WTI and Glas-Aire (the predecessor Company).

Changes in Results of Operations: Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

          The Company's sales decreased by 3.42% from $2,962,047 for the three months ended March 31, 2001, to $2,860,620 for the three months ended March 31, 2002. One of our major customers requested a temperature quality test of our products before shipment. This delayed the sales to this customer to April 2002, which was the primary cause of the decrease in sales for this period. Sales of the automotive accessories division for the three months ended March 31, 2002, were $2,693,271 (i.e., 94.1% of total sales) and sales of the orbital polishing division were $167,349 (i.e., 5.9% of total sales) in the same period.

         Gross profit margin, expressed as a percentage of sales, decreased from 25.03% for the three months ended March 31, 2001 to 17.45% for the three months ended March 31, 2002. This net decrease of 7.59% was due primarily to (i) a 3.26% increase in material costs, and delivery charges for replacement of products without charge, (ii) an increase in direct labor and overhead cost of 3.47% due to certain products failing the temperature quality test and defective components received from a supplier, and (iii) an increase of 0.86% in travel and other operating costs. Cost of sales for the automotive accessories division for the three months ended March 31, 2002, was $2,222,957, and cost of sales for the orbital polishing division was $138,625 in the same period. Gross profit for the automotive accessories division for the three months ended March 31, 2002, was $470.314, and gross profit for the orbital polishing division was $128,724 in the same period. Accordingly, the gross profit margin for the automotive accessories division was approximately 17.5% and for the orbital polishing division was 17.2% for the three months ended March 31, 2002.

          Depreciation expense decreased 24.20% from $67,129 for the three months ended March 31, 2001, to $50,884 for the three months ended March 31, 2002. The primary cause of this decrease was a decline in the value of assets subject to depreciation due to negative goodwill being recorded in 2001 regarding the share exchange with WTI.

         Expenses for research and development increased by 37.39% from $119,550 for the three months ended March 31, 2001 to $164,251 for the three months ended March 31, 2002. This increase resulted primarily from an increase in research and development activities relating to new projects. This increase can be attributed to (i) an increased of $33,706 or 28.19% in the number of engineering personnel conducting in-house research and development activities, (ii) an increase of $7,747 or 6.48% in travel expenses and extra services related to new designs, and (iii) an increase of $3,248 or 2.72% in research and development supplies and delivery charges relating to research and development activities.

         Selling and distribution expenses increased by 1.24%, from $207,218 for the three months ended March 31,2001, to $209,781 for the three months ended March 31, 2002. This increase was primarily due to (i) an increase of $13,362 or 6.45% in travel expense relating to extra services for customers, (ii) an increase of $8,578 or 4.14% related to marketing services, (iii) a decrease of $4,040

Glas-Aire Industries Group Ltd.       -10-                  Form 10-QSB 05/15/02
or 1.95% in commission expenses, (iv) a decrease of $7,942 or 3.83% in warranty expenses due to a decline in the amount of claims, (v) a decrease of $4,467 or 2.16% of advertising & promotion expenses which were deferred to the summer, and (vi) a decrease of $2,928 or 1.41% due to other operating and personnel expenses.

         General and administrative expenses increased by 52.09% from $189,979 for the three months ended March 31, 2001, to $288,939 for the three months ended March 31, 2002. This increase is primarily due to (i) an increase of $63,867 or 33.62% related to the employment of a new Executive Officer, (ii) an increase of $12,000 or 6.32% in director's insurance, (iii) an increase of $32,543 or 17.13% in legal, consulting and accounting fees related to the preparation of annual reports, (iv) an increase of $4,988 or 2.62% related to director's management and travel expenses, (v) an increase of $9,429 or 4.96% due to shares bonus to employees, (vi) a decrease of $15,967 or 8.40% in consulting fees related to public relations, and (vii) a decrease of $7,900 or 4.16% in other operating costs.

         The provision for profit sharing decreased from $21,771 for the three months ended March 31, 2001, to $0 for the three months ended March 31, 2002, as a result of decline in income.

         Interest income decreased 96.46% from $15,333 for the three months ended March 31, 2001, to $543 for the three months ended March 31, 2002, as a result of declining interest rates and the use of cash deposits to fund in part the redemption of Glas-Aire's common stock from Regency Affiliates, Inc.

         Interest expense increased by 276.99% from $6,478 for the three months ended March 31, 2001, to $24,421 for the three months ended March 31, 2002, this resulted from the increased borrowing incurred in part to finance the redemption of Glas-Aire's common stock from Regency Affiliates, Inc.

         Income from equity investment decreased by 100%. The Company accrued $106,420 of income as a result of its investment in Regency Affiliates, Inc. reflecting the Company's share of Regency's net income for the three months ended March 31, 2001 to $0.00 for the three months ended March 31, 2002. The change occurred because the Company exchanged all of the shares of Regency Affiliates, Inc. that it owned in connection with the redemption of Glas-Aire's common stock from Regency Affiliates, Inc.

          As a result of the foregoing, the net loss for the three month period was $165,294 compared to net income of the Company of $148,200 for the comparative period 2001.

Liquidity and Capital Resources

         Working capital at March 31, 2002 was $804,735 as compared to $1,027,794 at December 31, 2001. This decline was primarily the result of lower sales, the expenditure of funds to finance the redemption of Glas-Aire's common stock from Regency Affiliates, Inc., and from the increase of inventory due to a high volume of back orders that will be shipped in the next quarter. During the current fiscal year, Glas-Aire anticipates making total capital expenditures of approximately $650,000 for the following: (i) $50,000 for mechanized material handling, (ii) $200,000 for thermoforming equipment to facilitate the recently developed Matched Compression Molding process, $100,000 for design/upgrade of software and related hardware, $300,000 for moving expenses and for leasehold


Glas-Aire Industries Group Ltd.     -11-                    Form 10-QSB 05/15/02
improvements to enable capacity increase and to accommodate new processes in a bigger buildings.




                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


a) Exhibits: There are no exhibits for the three months ended March 31, 2002.


b) Reports on Form 8-K: A Form 8-K was filed on January 7, 2002 and February 11, 2002.






Glas-Aire Industries Group Ltd.     -12-                    Form 10-QSB 05/15/02

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002
      ------------
                                           GLAS-AIRE INDUSTRIES GROUP LTD.



                                           /s/ Craig Grossman
                                           ------------------
                                           Craig Grossman
                                           President and Chief Executive Officer








Glas-Aire Industries Group Ltd.     -13-                    Form 10-QSB 05/15/02