Form 10QSB/A
period 2002-03-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2002-05-16
CIK 911441

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----

                                                                                Page
                                                                                ----
PART I.           FINANCIAL INFORMATION
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets                           1
                   March 31, 2002 and December 31, 2001

                  Consolidated Condensed Statements of Operations                 2
                    For the three months ended March 31, 2001 and 2002

                  Consolidated Condensed Statement of Stockholder's Equity        3
                    For the three months ended March 31, 2002

                  Consolidated Condensed Statements of Cash Flow
                    For the three months ended March 31, 2001 and 2002          4-5

                  Notes to Consolidated Condensed Financial Statements          6-8

                  Forward Looking Statement                                       9

     Item 2.      Management Discussion and Analysis of
                    Financial Condition and Results of Operations              10-11

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                        13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                March 31,         December 31,
                                                                  2002                2001
                                                               (Unaudited)         (Audited)
                                                               -----------        ------------
Assets
Current
     Cash and equivalents                                      $   608,892        $    465,193
     Accounts receivable, net of allowance for                   1,690,493           1,836,077
       doubtful accounts of $21,588 (2001 - $21,588)
     Inventories                                                 1,408,604           1,209,058
     Income taxes recoverable                                       72,729
     Prepaid expenses                                              167,582             142,261
     Deferred income taxes                                          50,654              50,654
                                                               -----------        ------------
                                                                 3,998,954           3,703,243
Fixed assets, net                                                1,276,038           1,285,060
                                                               -----------        ------------
                                                               $ 5,274,992        $  4,988,303
                                                               ===========        ============
Liabilities and Stockholders' Equity
Current
     Bank indebtedness                                         $   922,352        $    409,316
     Accounts payable                                            1,037,448             776,584
     Accrued liabilities                                           950,327           1,205,859
     Incomes taxes payable                                               -                 416
     Current portion - long term debt                              256,248             256,499
     Current portion - capital lease                                27,844              26,775
                                                               -----------        ------------
                                                                 3,194,219           2,675,449
Long term debt                                                     683,424             748,131
Obligation under capital lease                                      54,698              63,111
Deferred income taxes                                              133,171             133,591
                                                               -----------        ------------
                                                                 4,065,512           3,620,282
                                                               -----------        ------------
Stockholders' equity
     Common stock                                                   24,733              24,643
     Additional paid-in capital                                  1,398,682           1,389,343
     Accumulated Deficit                                          (213,304)            (48,010)
     Accumulated other comprehensive income (loss)
       Foreign currency translation adjustment                        (631)              2,045
                                                               -----------        ------------
                                                                 1,209,480           1,368,021
                                                               -----------        ------------
                                                               $ 5,274,992        $  4,988,303
                                                               ===========        ============

                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                                   Three Months Ended
                                                       ------------------------------------------
                                                       March 31,        March 31,      March 31,
                                                        2002(c)          2001(a)        2001(b)
                                                       ----------       ---------      ----------
Sales                                                  $2,860,620       $ 172,375      $2,962,047
Cost of sales                                           2,361,582          96,850       2,220,552
                                                       ----------       ---------      ----------
Gross profit                                              499,038          75,525         741,495
                                                       ----------       ---------      ----------
Expenses

     Depreciation                                          50,884           1,689          67,129
     Research and development                             164,251                         119,550
     Selling and distribution                             209,781              57         207,218
     General and administrative                           288,939          22,741         189,979
     Provision for profit sharing                               -                          21,771
     Interest income                                         (543)                        (15,333)
     Interest expense                                      24,421                           6,478
                                                       ----------       ---------      ----------
                                                          737,733          24,487         596,792
                                                       ----------       ---------      ----------
Income (loss) before income from equity
  investment and income tax expense                      (238,695)         51,038         144,703

Income from equity investment                                                             106,420
                                                       ----------       ---------      ----------
Income (loss) before income taxes                        (238,695)         51,038         251,123
Income taxes - current (recovery)                         (73,401)                         68,923
Income taxes - deferred                                                        -           34,000
                                                       -----------      ---------      ----------
Net (loss) income for the period                       $ (165,294)      $  51,038      $  148,200
Pro forma income taxes                                          -          17,353               -
                                                       ----------       ---------      ----------
Pro forma net (loss) income                            $ (165,294)      $  33,685      $  148,200
   for the period                                      ==========       =========      ==========

Net (loss) earnings per share of common stock          $   (0.066)      $   0.041      $    0.061
                                                       ----------       ---------      ----------
Weighted average common shares outstanding
(after deducting 1,375,677 shares of treasury stock
  held by the Company)                                  2,472,630       1,250,000       2,431,154
                                                       ----------       ---------      ----------

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
-------------------------------------------------------------------------------------------------------------------------

Comprehensive loss consists of the following:
                                                            2002
                                                            ----
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

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                       March 31,       March 31,         March 31,
                                                                        2002(c)         2001(a)           2001(b)
                                                                       ---------       ---------        ----------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net (loss) income for the period                                  $(165,294)       $ 51,038        $  148,200
     Adjustment to reconcile net income (loss)
       for the period to net cash provided by
       (used in) operating activities
     Depreciation                                                         50,884           1,689            67,129
     Deferred income taxes                                                                                  34,000
     Non cash compensation expense                                         9,429
     Income from equity investment                                                                        (106,420)
(Increase) decrease in assets
     Accounts receivable                                                 145,584                           603,347
     Inventories                                                        (199,546)                           33,110
     Income taxes recoverable                                            (72,729)                          (27,816)
     Prepaid expenses                                                    (25,321)                          (56,533)
     Accounts payable                                                    260,864                          (333,445)
     Accrued liabilities                                                (255,532)                           86,177
     Income taxes payable                                                   (416)                           94,102
                                                                       ---------        --------        ----------
     Net cash provided by operating activities                          (252,077)         52,727           541,851
                                                                       ---------        --------        ----------
Financing activities
     Advance to head office                                                              (52,727)
     Repayment of capital lease obligation                                (7,344)                          (24,794)
     Repayment of long-term debt                                         (64,958)
     Increase in bank indebtedness                                       513,036
     Common stock issued                                                       -                           300,000
                                                                       ---------        --------        ----------
     Net cash provided by (used in) financing activities                 440,734         (52,727)          275,206
                                                                       ---------        --------       ----------
Investing activities
     Purchase of fixed assets                                            (41,862)                          (45,469)
                                                                       ---------                        ----------
     Net cash (used in) investing activities                             (41,862)                          (45,469)
                                                                       ---------                        ----------
Foreign currency translation adjustment
      effect on cash balances                                             (3,096)                          (49,983)
                                                                       ---------        --------        -----------
Increase in cash during the period                                       143,699                           721,605

Cash and equivalents, beginning of period                                465,193                           805,743
                                                                       ---------        --------        ----------
Cash and equivalents, end of period                                    $ 608,892        $               $1,527,348
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

     On December 21, 2001 the Company acquired 100% of the voting stock of WTI through the issuance of 1,250,000 shares of the Company's common stock. Upon consummation of the transaction the former stockholders of WTI obtained 50.7% voting rights of the Company. Although the Company is the legal acquirer, the transaction was accounted for as a reverse acquisition and WTI is considered the acquirer for accounting purposes. In accordance with provisions governing the accounting for reverse acquisitions, the figures presented as at December 31, 2001 and March 31, 2002 are those of WTI. The financial statement subsequent to the acquisition are presented as a continuation of WTI. The March 31, 2001 statement of operations and cash flows for Glas-Aire have also been presented as Glas-Aire is considered the predecessor business.

Glas-Aire Industries Group Ltd.          -6-                Form 10-QSB 05/15/02

2.   Share Capital

     On January 7, 2002 the Company issued 8,980 shares of its common stock to its management employees pursuant to employment agreements. The value assigned to the common stock issued was $9,429 based upon the trading price of the Company's common shares on the issuance dates. The Company had 180,000 stock options outstanding as at March 31, 2002 and December 31, 2001.

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

         Gross profit margin, expressed as a percentage of sales, decreased from 25.03% for the three months ended March 31, 2001 to 17.45% for the three months ended March 31, 2002. This net decrease of 7.59% was due primarily to (i) a 3.26% increase in materials costs, and delivery charges for replacement of products without charge, (ii) an increase in direct labor and overhead cost of 3.47% due to certain products failing the temperature quality test and defective components received from a supplier, and (iii) an increase of 0.86% in travel and other operating costs. Cost of sales for the automotive accessories division for the three months ended March 31, 2002, was $2,222,957, and cost of sales for the orbital polishing division was $138,625 in the same period. Gross profit for the automotive accessories division for the three months ended March 31, 2002, was $470,314, and gross profit for the orbital polishing division was $128,724 in the same period. Accordingly, the gross profit margin for the automotive accessories division was approximately 17.5% and for the orbital polishing division was 17.2% for the three months ended March 31, 2002.

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

          As a result of the foregoing, the net loss for the three month period was $165,294 compared to net income of the Company of $148,200 for the comparative period in 2001.

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

Date: May 16, 2002
      ------------
                                           GLAS-AIRE INDUSTRIES GROUP LTD.



                                           /s/ Craig Grossman
                                           ------------------
                                           Craig Grossman
                                           President and Chief Executive Officer








Glas-Aire Industries Group Ltd.     -13-                    Form 10-QSB 05/15/02