Form 10-K/A
period 2001-12-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2002-05-17
CIK 911441

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

Transitional Small Business Disclosure Format. Yes[ ] No [X]

                                TABLE OF CONTENTS

                                                                               PAGE
PART I

   Item 1.    Description of Business........................................    1
   Item 2.    Description of Property........................................   19
   Item 3.    Legal Proceedings..............................................   20
   Item 4.    Submission of Matters to a Vote of Security Holders............   21

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters.......   21
   Item 6.    Management's Discussion and Analysis or Plan of Operation......   23
   Item 7.    Financial Statements...........................................   35
   Item 8.    Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.........................   35

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act..   35
   Item 10.   Executive Compensation.........................................   39
   Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management..................................................   43
   Item 12.   Certain Relationships and Related Transactions.................   45

PART IV

   Item 13.   Exhibits and Reports on Form 8-K...............................   46

SIGNATURES...................................................................   47

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

     In December 2001, Glas-Aire Industries Ltd. ("Glas-Aire" or the "Company") acquired Wonder Tool, Inc. ("Wonder Tool"), a wholly-owned subsidiary of Cyclo Manufacturing Company ("Cyclo"). Under current accounting rules, the acquisition of Wonder Tool must be accounted for as a reverse acquisition. Wonder Tool manufactures orbital polishers for use on aircraft and automobiles. The Company acquired all of Wonder Tool's machinery, equipment, inventory and intellectual property rights including one patent and three trademarks.

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

BUSINESS STRATEGY

     Management's strategies for future operations and expansion are as follows:

     INTEGRATION OF ORBITAL POLISHING DIVISION AND IMPLEMENTATION OF MARKETING STRATEGY TO INCREASE SALES. The Company will integrate the Orbital Polishing Division into the Company's business operations. Integration will include moving the orbital polishing operations from Denver, Colorado to the Company's facility in Vancouver, B.C., and development and execution of a marketing strategy to increase sales, both domestically and internationally. Management believes that effective integration of the orbital polishing operations in Canada should result in reduced costs and improved margins. Further, management is optimistic that the Company will be able to increase sales of the orbital polishers into the aircraft and automotive industries.

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

          OBSOLESCENCE/DESIGN CHANGES. Due to automobile design changes by automobile manufacturers, the Company's automotive products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. The Company will continue improving its lead times by using more efficient design software and innovative prototype tools fabricated in-house, and changes in the design process in keeping with the Cell Manufacturing method. This process will further reduce lead times by facilitating remote fittings of prototypes anywhere in the world.

     ORBITAL POLISHING

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

     AUTOMOTIVE ACCESSORIES

     During the year ended December 31, 2001, approximately 99% of the Automotive Accessories Division's sales were to automobile manufacturers. The Company's clients/joint product development partners include DaimlerChrysler Corporation, Daewoo Motor America

Inc., Daihatsu Motor Co., General Motors Corporation, Gulf States Toyota, Inc., Honda Access America, Inc., Hyundai Motor America, KIA Motors America, Inc., Mazda North America Corporations, Nissan Canada, Inc., Nissan North America, Inc., Saturn Corp., Southeast Toyota Distributors, Inc., Subaru of America, Inc., Toyota Canada Inc., Ltd. and others. The Company manufactures products according to specifications either developed jointly with or provided by its clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that the Company offers its customers high quality product design and development capabilities.

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

DISTRIBUTION

     AUTOMOTIVE ACCESSORIES

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

     AUTOMOTIVE ACCESSORIES

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

     ORBITAL POLISHERS

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

COMPETITION

     AUTOMOTIVE ACCESSORIES

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

     ORBITAL POLISHERS

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

MANUFACTURING

     The Company currently manufactures its automotive accessories products at its plant in Vancouver, B.C., Canada. Orbital polishing products are being manufactured in Denver, Colorado; however, the Company anticipates moving that manufacturing operation to Vancouver, B.C., Canada, prior to the end of the third quarter.

     AUTOMOTIVE ACCESSORIES

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

     ORBITAL POLISHERS

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

     AUTOMOTIVE ACCESSORIES

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

     ORBITAL POLISHER

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

PATENTS, TRADEMARKS, LICENCESS, FRANCHISES, CONCESSIONS OR ROYALTY AGREEMENTS

     AUTOMOTIVE ACCESSORIES

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

     POLISHING DIVISION

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

GOVERNMENT/ENVIRONMENT REGULATION

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

     DEPENDENCE UPON INDUSTRIES

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

     AUTOMOTIVE ACCESSORIES PRODUCT OBSOLESCENCE AND DESIGN CHANGES. Due to automobile design changes by automobile manufacturers, the Company's products will become obsolete and/or require modification. Continued utilization of the Company's products by the OEMs is substantially dependent upon the Company's ability to quickly and reliably adjust the design of its products to conform to design changes by the automobile manufacturers. Design changes and product obsolescence could have a material adverse effect on the Company's profitability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Period Ended December 20, 2001 Compared to Eleven Month Period Ended December 31, 2000

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

     Selling and Distribution. Selling and distribution expenses increased by 44.89%, from $768,557 for the eleven months ended December 31, 2000 to $1,113,534 for the period ended December 20, 2001. This increase was primarily due to (i) an increase of $24,358 or 3.17% in commission expenses resulting from volume increase in sales, (ii) an increase in warranty claims of $334,511 or 43.52% due to a major design change requested by Glas-Aire's largest customer and claims of defective material (extrusion) from one of our suppliers, (iii) an increase of $7,911 or 1.03% in travel and promotion expenses, and (iv) an increase of $1,111 or 0.15% resulting from other operating costs, and (v) a decrease of $22,914 or 2.98% in consulting and other operating costs due to cost reduction from the closing of Glas-Aire's office in Japan.

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

     Interest Expense. Interest expense increase by 152.38% from $20,968 for the eleven months ended December 31, 2000 to $53,378, This resulted from increased borrowing to fund the redemption of Glas-Aire's common stock from Regency Affiliates, Inc. For additional information concerning the redemption, please see "Item 12, Certain Relationships and Related Transactions-Regency Redemption."

     Income from Operations. Glas-Aire's income from operations decreased by 30.14% from $836,521 for the eleven months ended December 31, 2000 to $584,019 for the period ended December 20, 2001. This decrease in income was primarily due to (i) a 6.5% price reduction as requested by Glas-Aire's largest customer effective April 2000, (ii) higher warranties claim, (iii) higher administration costs, and (iv) higher interest expenses.

     Interest Income. Interest income increased by 35.29% from $34,066 for the eleven months ended December 31, 2000 to $45,594 for the period ended December 20, 2001, as a result of interest earnings on temporary term deposit, and delayed payments to suppliers.

     Income/Loss from Equity Investment. Income accrued from the equity investment decreased by 46.12% from $392,356 for the eleven months ended December 31, 2000 to $211,420 for the period ended December 20, 2001. Equity income accrued as a result of Glas-Aire's investment in Regency Affiliates, Inc. Glas-Aire wrote off its equity investment in Regency Affiliates, Inc. in connection with the redemption of its common stock on October 1, 2001. As a result Glas-Aire will not realize income or loss in the future from that investment. For further information concerning the redemption please see, "Item
11. Security Ownership of Certain Beneficial Owners and Management--Change of Control," "Item 12, Certain Relationships and Related Transactions-Regency Redemption," and Footnote 3 to Glas-Aire's Financial Statements. Further, as a result of redemption transaction and a decline in the market value of Regency's common stock, Glas-Aire recorded a loss of $4,233,835 on its investment in 4,040,375 shares of Regency Affiliates Inc. 's common stock. Please see "Item 12, Certain Relationships and Related Transactions-Regency Redemption." The redemption was consummated on October 1, 2001.

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

ITEM 7.  FINANCIAL STATEMENTS

     Included beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  Applicable.

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

BOARD COMMITTEES

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Grossman and Mendrop. Mr. Grossman is the Company's Chief Executive Officer and a director and Mr. Mendrop is a non-management directors. The members of the Audit Committee are Messrs. Mendrop and Baldinger, both of whom are non-management directors. The Compensation Committee did not have any formal meetings during the last fiscal year. The Audit Committee met via telephone conference three (3) times during the last fiscal year.

ITEM 10.  EXECTIVE COMPENSATION

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

     EXECUTIVE INCENTIVE COMPENSATION PLAN. On August 1, 2000, the Compensation Committee of the Board of Directors approved and established an Executive Incentive Compensation Plan (the "Executive Compensation Plan"). The purpose of this Executive Compensation Plan is to help the Company employ and retain key executive officers. The Executive Compensation Plan has three components--base salary, cash incentive, and an incentive stock option award. The cash incentive portion is based upon the Company achieving annual earnings goals ("Incentive Goal") based upon earnings before income taxes including only the earnings derived from the Company and its consolidated subsidiaries. If 100% of the Incentive Goal is achieved then the eligible executives each will receive a cash bonus equal to 38.5% of their base salary. If 125% of the Incentive Goal is achieved then each will receive a cash bonus equal to 57.75% of their base salary, and if 150% of the Incentive Goal is achieved then each will receive a cash bonus equal to 77% of their base salary. Under no circumstances will actual bonuses for any fiscal year exceed 25% of the Company's Net Income (after taxes) or Earnings Applicable to Common Stock (as appropriate). The Incentive Stock Option Award portion of the Executive Compensation Plan provides for the award of incentive options to the eligible executive officers based upon the Company achieving 100% of the Incentive Goal. If the Incentive Goal is achieved, then the Compensation Committee shall cause to be set aside options equal to 5% of the Company's outstanding shares for awards to employees, with 70% of those options being available to the eligible executive officers. 10% of the entire option pool is available for issuance to the Chairman provided that the Chairman is not compensated by a salary. Any options granted will vest as follows: one-third (1/3) on the date of grant, one-third (1/3) on the first anniversary of the date of grant, and one-third (1/3) on the second anniversary of the date of grant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Documents filed as part of this Form 10-K:

     (a) List of Exhibits.

          i. Financial Statements: The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-54) are filed as part of this Annual Report on Form 10-KSB.

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

                                  GLAS-AIRE INDUSTRIES GROUP LTD.


Date:  May 10, 2002              By: /s/ Craig Grossman
                                     -------------------------------------------
                                      Craig Grossman, Chief Executive Officer,
                                      President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 10, 2002
                                  ----------------------------------------------
                                  Willam R. Ponsoldt, Sr. Chairman of the Board


Date: May 10, 2002
                                  ----------------------------------------------
                                  Robert C. Johnson, Director


Date: May 10, 2002
                                  ----------------------------------------------
                                  Raymond Gherardini, Director


Date: May 10, 2002                /s/ Linda Kwan
                                  ----------------------------------------------
                                  Linda Kwan, Chief Financial Officer


Date: May 10, 2002                /s/ Chris G. Mendrop
                                  ----------------------------------------------
                                  Chris G. Mendrop, Director


Date: May 10, 2002                /s/ Marc Baldinger
                                  ----------------------------------------------
                                  Marc Baldinger, Director


Date: May 10, 2002                /s/ Todd M. Garrett
                                  ----------------------------------------------
                                  Todd M. Garrett, Director

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