Form 10QSB
period 2002-06-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2002-08-19
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 1-14244
                                               --------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                       84-1214736
 ------------------------------                -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                  3137 GRANDVIEW HIGHWAY, VANCOUVER, BC V5M 2E9
                      -------------------------------------
                     (Address of principal executive office)

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

                                Yes  X  No
                                   -----  -----


Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 3,860,982 shares with 1,375,677 shares in Treasury as of June 30, 2002

         Transitional Small Business disclosure Format    Yes     No
                                                             -----  -----

                         Glas-Aire Industries Group Ltd.

                                      INDEX


                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets -
                    June 30, 2002 and December 31, 2001                    3

                  Consolidated Condensed Statements of Operations
                    for the three months ended June 30, 2002 and 2001
                    and the six months ended June 30, 2002 and 2001        4

                  Consolidated Condensed Statement of changes in
                    Stockholder's Equity for the six months ended
                    June 30, 2002                                          5

                  Consolidated Condensed Statements of Cash Flows
                    for the six months ended June 30, 2002 and 2001        6-7

                  Notes to Consolidated Condensed Financial Statements     8-10

                  Forward Looking Statements                               11

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          12-16

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                         17


SIGNATURES                                                                 18



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                          Glas-Aire Industries Group Ltd.
                       Consolidated Condensed Balance Sheet



                                                           June 30,     December 31,
                                                            2002            2001
                                                         (Unaudited)     (Audited)
                                                         -----------    -----------
                                      Assets
Current
     Cash and equivalents                                $   572,299        465,193
     Accounts receivable, net of allowance                 1,967,239      1,836,077
       for doubtful accounts of $21,588 (2001-$21,588)
     Inventories                                           1,657,910      1,209,058
     Income taxes recoverable                                 55,736              0
     Prepaid expenses                                        216,132        142,261
     Deferred income taxes                                    50,654         50,654
                                                         -----------    -----------
                                                           4,519,970      3,703,243
                                                                        -----------
Fixed assets, net                                          1,523,072      1,285,060
                                                         -----------    -----------
                                                         $ 6,043,042    $ 4,988,303
                                                         ===========    ===========

                        Liabilities and Shareholders' Equity

Current
     Bank indebtedness                                   $ 1,350,788    $   409,316
     Accounts payable                                      1,349,321        776,584
     Accrued liabilities                                     848,031      1,205,859
     Incomes taxes payable                                         0            416
     Current portion - long term debt                        269,424        256,499
     Current portion - capital lease                          21,827         26,775
                                                         -----------    -----------
                                                           3,839,391      2,675,449
Long term debt                                               849,088        748,131
Obligation under capital lease                                57,580         63,111
Deferred income taxes                                        157,529        133,591
                                                         -----------    -----------
                                                           4,903,588      3,620,282
                                                         -----------    -----------
Stockholders' Equity
     Common Stock                                             24,852         24,643
     Additional paid-in capital                            1,515,263      1,389,343
     Deferred Compensation (Note 2(c))                       (47,653)             0
     Accumulated Deficit                                    (380,053)       (48,010)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                27,045          2,045
                                                         -----------    -----------
                                                         $ 6,043,042    $ 4,988,303
                                                         ===========    ===========


           See Accompanying notes to consolidated financial statements



                                                   Glas-Aire Industries Group Ltd.
                                           Consolidated Condensed Statements of Operations
                                                             (Unaudited)



                                                          Three Months Ended                            Six Months Ended
                                                 June 30,       June 30,      June 30,       June 30,       June 30,      June 30,
                                                 2002(c)        2001(a)       2001(b)        2002(c)        2001(a)       2001(b)
                                               -----------    -----------   -----------    -----------    -----------   -----------
Sales                                          $ 3,579,986    $   261,354   $ 2,728,516    $ 6,440,606    $   433,729   $ 5,690,563
Cost of sales                                    2,685,668        180,905     1,864,505      5,047,250        278,725     4,085,057
                                               -----------    -----------   -----------    -----------    -----------   -----------
Gross profit                                       894,318         80,449       864,011      1,393,356        155,004     1,605,506
                                               -----------    -----------   -----------    -----------    -----------   -----------
Expenses
     Depreciation                                   55,031          1,689        67,436        105,915          3,378       134,565
     Research and development                      150,968           --          87,905        315,219           --         207,455
     Selling and distribution                      308,094          4,417       338,327        517,875          6,299       545,545
     General and administrative                    493,472         36,585       315,196        782,411         56,531       505,175
     Provision for profit sharing                    5,068           --           4,433          5,068           --          26,204
     Interest income                                (5,123)          --         (17,915)        (5,666)          --         (33,248)
     Interest expense                               18,617           --           9,988         43,038           --          16,466
                                               -----------    -----------   -----------    -----------    -----------   -----------
                                                 1,026,127         42,691       805,370      1,763,860         66,208     1,402,162
                                               -----------    -----------   -----------    -----------    -----------   -----------
Income (loss) before income from equity
     investment and income tax expense            (131,809)        37,758        58,641       (370,504)        88,796       203,344
Income from equity investment                         --             --         105,000              0           --         211,420
                                               -----------    -----------   -----------    -----------    -----------   -----------
Income (loss) before income taxes                 (131,809)        37,758       163,641       (370,504)        88,796       414,764
Income taxes - current (recovery)                   34,940           --          16,396        (38,461)          --          85,319
Income taxes - deferred                               --             --          35,700           --             --          69,700
                                               -----------    -----------   -----------    -----------    -----------   -----------
Net (loss) income for the period               ($  166,749)   $    37,758   $   111,545    ($  332,043)   $    88,796   $   259,745
Pro forma income taxes                                --            6,755          --             --           14,538          --
                                               -----------    -----------   -----------    -----------    -----------   -----------
Pro forma net (loss) income for the period     ($  166,749)   $    31,003   $   111,545    ($  332,043)   $    74,258   $   259,745
                                               -----------    -----------   -----------    -----------    -----------   -----------
Basic and fully diluted net (loss) earnings
     per share of common stock                 $    (0.673)   $    0.0248   $     0.046    ($    0.134)   $    0.0594   $     0.107
                                               -----------    -----------   -----------    -----------    -----------   -----------
Weighted average number of shares
 outstanding (after deducting 1,375,677
 shares of treasury stock held by the Company)   2,479,252      1,250,000     2,431,154      2,475,960      1,250,000     2,431,154
                                               -----------    -----------   -----------    -----------    -----------   -----------


(a)  Represents the results of operations of Wonder Tools, Inc. predecessor
     Orbital Polishing Operations.

(b)  Represents the results of operations of Glas-Aire Industries Group Ltd.
     (Predecessor Company).

(c)  Represents the results of operations of Wonder Tools, Inc. and Glas-Aire
     Industries Group Ltd.

          See accompanying notes to consolidated financial statements



                                                 Glas-Aire Industries Group Ltd.
                         Consolidated Statement of Changes in Stockholders' Equity Second Quarter Ended June 30, 2002


                                                                                                    Accumulated
                                                         Additional                                    Other         Total
                                   Common  Stock          Paid-in      Accumulated     Deferred    Comprehensive  Stockholder's
                               Stock        Amount        Capital        Deficit     Compensation  Income (loss)     Equity
-------------------------   -----------   -----------   -----------    -----------    -----------   -----------    -----------
Balance -
   December 31, 2001          2,464,349   $    24,643   $ 1,389,343   $   (48,010)   $      --      $     2,045   $ 1,368,021
-------------------------   -----------   -----------   -----------    -----------    -----------   -----------    -----------
Net (loss)  income                 --            --            --        (332,043)          --             --        (332,043)
-------------------------   -----------   -----------   -----------    -----------    -----------   -----------    -----------
Stock issued for services        20,956           209        39,220          --             --             --          39,429
(Note 2)
-------------------------   -----------   -----------   -----------    -----------    -----------   -----------    -----------
Deferred Compensation
(Note 2(c))                        --            --            --            --             --             --            --

Stock warrants issued              --            --          86,700          --          (86,700)          --            --

Amortization of deferred           --            --            --            --           39,047           --          39,047
Compensation
------------------------    -----------   -----------   -----------   -----------    -----------    -----------   -----------
Foreign currency
 Translation adjustment            --            --            --             --             --          25,000         25,000
------------------------    -----------   -----------   -----------    -----------    -----------   -----------    -----------
Balance -
   June 30, 2002              2,485,305   $    24,852   $ 1,515,263   $  (380,053)   $   (47,653)   $    27,045   $ 1,139,454
------------------------    -----------   -----------   -----------    -----------    -----------   -----------    -----------


Comprehensive loss consists of the following:

                                                             2002
                                                             ----
Net Loss                                                  ($ 332,043)
Foreign currency transaction adjustment                       25,000
                                                          ----------
                                                          ($ 307,043)


                                  See accompanying notes to consolidated financial statements


                                          Glas-Aire Industries Group Ltd.
                                  Consolidated Condensed Statements of Cash Flows
                                                    (Unaudited)


                                                                                   Six Months Ended
                                                                          June 30,      June 30,       June 30,
                                                                          2002 (c)      2001(a)        2001 (b)
                                                                        -----------   -----------    -----------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net (loss) income for the period                                  $  (332,043)   $    88,796    $   259,745
     Adjustment to reconcile net income (loss) for the
       period to net cash provided by (used in) operating activities
     Depreciation                                                          105,915          1,689        134,565
     Deferred income taxes                                                    --             --           66,232
     Income from equity investment                                            --             --         (211,420)
     Stock issued for services                                              39,429           --             --
     Deferred compensation expense                                          39,047           --             --

(Increase) decrease in assets
     Accounts receivable                                                  (131,162)          --          347,522
      Inventories                                                         (448,852)          --          161,405
     Income taxes recoverable                                              (55,736)          --          (85,568)
     Prepaid expenses                                                      (73,871)          --          (13,354)
(Increase) decrease in liabilities
     Accounts payable                                                      572,735           --         (110,880)
     Accrued liabilities                                                  (357,828)          --          254,902
     Income taxes payable                                                     (416)          --           43,577
     Net cash provided by (used in) from operating activities             (642,782)        90,485        846,726
                                                                       -----------    -----------    -----------
Financing Activities
     Advance to head office                                                   --          (90,485)          --
     Increase in long term debt                                            213,224           --             --
     Repayment of obligation under capital lease                           (10,479)          --          (31,569)
     Repayment of long-term debt                                           (99,342)          --             --
     Increase in bank indebtedness                                         941,472           --             --
                                                                       -----------    -----------    -----------

     Net cash provided by (used in) financing activities                 1,044,875        (90,485)       (31,569)
                                                                       -----------    -----------    -----------

Investing Activities
     Purchase of fixed assets                                             (343,925)          --          (39,031)
                                                                       -----------    -----------    -----------
     Net cash used in investing activities                                (343,925)          --          (39,031)
                                                                       -----------    -----------    -----------

Foreign currency translation adjustment effect
     on cash balances                                                       48,938           --            1,509
                                                                       -----------    -----------    -----------
Increase in cash during the period                                         107,106           --          777,635

Cash and equivalents, beginning of period                                  465,193           --          805,743
                                                                       -----------    -----------    -----------

Cash and equivalents, end of period                                    $   572,299    $      --      $ 1,583,378
                                                                       ===========    ===========    ===========

(a)  Represents the cash flows of Wonder tool, Inc. predecessor Orbital
     Polishing Operations.

(b)  Represents the cash flows of operations of Glas-Aire Industries Group Ltd.
     (predecessor Company).

(c)  Represents the cash flows of operations of Wonder Tool, Inc. and Glas-Aire
     Industries Group Ltd.


                                  See accompanying notes to financial statements



                            Glas-Aire Industries Group Ltd.
                    Consolidated Condensed Statements of Cash Flows
                                      (Unaudited)



                                                              Six Months Ended
                                                       June 30,   June 30,   June 30,
                                                       2002(c)    2001(a)    2001(b)
                                                      --------   --------   --------

Supplemental disclosure of cash flow relating to:

     Interest expense                                 $ 18,617    $   --    $ 16,466

     Income taxes                                     $ 28,945    $   --    $202,393

Non-cash investing activities

     Common Stock issued
         for compensation services                     $ 39,429   $   --    $   --
     Stock warrant compensation, of which
          $47,653 has been deferred                    $ 86,700   $   --    $   --

(a)  Represents the cash flows of Wonder Tool, Inc. predecessor Orbital
     Polishing Operations.

(b)  Represents the cash flows of Glas-Aire Industries Group Ltd. (Predecessor
     Company).

(c)  Represents the cash flows of operations of Wonder Tools, Inc. and Glas-Aire
     Industries Group Ltd.


                 See accompanying notes to financial statements

                                        7

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2002


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

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not necessarily indicative of annual results.

     These interim financial statements include the amounts of its wholly-owned subsidiaries, Wonder Tool, Inc. ("WTI"), Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries Inc., and 326362 B.C. Ltd.

     On December 21, 2001 the Company acquired 100% of the voting stock of WTI through the issuance of 1,250,000 shares of the Company's common stock. Upon consummation of the transaction the former stockholders of WTI obtained 50.7% voting rights of the Company. Although the Company is the legal acquirer, the transaction was accounted for as a reverse acquisition and WTI is considered the acquirer for accounting purposes. In accordance with provisions governing the accounting for reverse acquisitions, the figures presented as at December 31, 2001 and June 30, 2002 are those of WTI. The financial statements subsequent to the acquisition are presented as a continuation of WTI. The June 30, 2001 statement of operations and cash flows for Glas-Aire have also been presented as Glas-Aire is considered the predecessor business.



2.   Share capital issued during the period is as follows:

          a) On January 7, 2002, the Company issued 8,980 shares of its common stock to its management employees pursuant to employment agreements for the year ended January 31, 2000. The value assigned to the common stock issued was $9,429 based upon the trading price of the Company's common shares on the issuance dates. The Company had 180,000 stock options as at March 31, 2002 and December 31, 2001.

          b) On May 15, 2002, the Company issued 11,976 shares of its common stock to its directors for the year ended December 31, 2001 as compensation for serving as directors. Common stock and additional paid in capital increased by $119 and $29,881 respectively.

          c)   On April 12, 2002 the Company granted to its Chief Executive
               Officer and President warrants to acquire 255,000 shares of the Company's common stock at an exercise price of $0.01 per share, which expire on April 12, 2012. The Closing price of the Company's common stock on that date was $0.35 per share. The warrants vest as follows:

                  85,000 - April 12, 2002
                  85,000 - April 12, 2003
                  85,000 - April 12, 2004

               For the quarter ended June 30, 2002, the Company recorded deferred compensation of $86,700 based upon the difference between the exercise price and market price for the warrants granted. The deferred compensation was amortized over the vesting period of the warrants with compensation expense of $39,047 recognized for the period ended June 30, 2002.

3.   Segmented information

     The Company has determined that it operates in two business segments, the automotive accessories segment and the orbital polishing segment.
     Information pertaining to the business segments is as follows:


                                    Six Month                       Six Month       Six Month
                                  Period Ended                    Period Ended     Period Ended
                                     June 30,     December 31,       June 30,         June 30,
                                      2002            2001           2001(a)          2001(b)

        Automotive accessories
           Assets                 $ 5,681,314     $ 4,764,399     $     N/A       $     N/A
           Sales                  $ 6,024,981     $     N/A       $     N/A       $ 5,690,563

        Orbital polishing
           Assets                 $   361,728     $   223,904     $     N/A       $     N/A
           Sales                  $   415,625     $     N/A       $   433,729     $     N/A

     (a)  Represents Wonder Tool, Inc. predecessor Orbital Polishing Operations

     (b)  Represents Glas-Aire Industries Group Ltd. (Predecessor Company)

                                        9

4.   Pro Forma Information

     Pro forma information assuming the reverse acquisition had been completed January 1, 2001 is as follows:

                                                     June 30,
                                                      2001

Sales                                              $6,124,292
Net income for the period                             334,003
Basic and fully diluted earnings per share              $0.09

5.   Inventories by component are as follows:

                                        June 30,               December 31,
                                         2002                     2001
                                         ----                     ----
         Raw materials                 $1,145,399                $936,195
         Work-in-progress                 320,067                 121,487
         Finished goods                   192,444                 151,376
                                       ----------              ----------
                                       $1,657,910              $1,209,058
                                       ----------              ----------


6.   Bank indebtedness and long term debt.

     The Company's banking facilities agreement contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. The Company is in violation of certain covenants contained in the facilities agreement at June 30, 2002.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     In December 2001, Glas-Aire Industries Group Ltd. ("Glas-Aire" or the "Company") acquired Wonder Tool, Inc. ("WTI"), a wholly owned subsidiary of Cyclo Manufacturing Company. Although Glas-Aire is the legal acquirer of WTI, the acquisition of WTI has been accounted for as a reverse acquisition under current accounting rules. Consequently, WTI is the accounting acquirer, and the financial statements for the three months and six months ended June 30, 2002, reflect the results of operations for WTI and Glas-Aire. The financial statements that have been presented for the three months and the six months period ended June 30, 2001, include (i) the results of operations of WTI and its predecessor orbital polishing operations, and (ii) the results of operations of WTI and Glas-Aire (the predecessor Company). The Management's Discussion and Analysis information which follows compares the results of operations for the three months and six months ended June 30, 2002, with the results of operations Glas-Aire (the predecessor Company).

Changes in Results of Operations: Three Months Ended June 30, 2002 compared to
--------------------------------------------------------------------------------
Three Months Ended June 30, 2001
--------------------------------

     The Company's sales increased 31.21% from $2,278,516 for the three months ended June 30, 2001, to $3,579,986 for the three months ended June 30, 2002. This increase of sales was due to (i) orders that existing customers deferred from the first quarter of this year to the second quarter, and (ii) sales of new parts and volume increases in sales orders from existing customers. Sales of the automotive accessories division for the three months ended June 30, 2002, were $3,331,710 (i.e., 93.06% of total sales) and sales of the orbital polishing division were $248,276 (i.e., 6.94% of total sales) in the same period.

     Gross profit margins, expressed as a percentage of sales, decreased from 31.67% for the three months ended June 30, 2001, to 24.98% for the three months ended June 30, 2002. This net decrease of 6.69% was due to (i) an increase in material cost, and delivery charges for replacement of products without charges of 4.9%, (ii) an increase in direct labor and overhead cost of 3.53% for replacement of products due to quality control problems associated with the process of manufacturing acrylic deflectors, (iii) an increase in rent expense of 0.81% for our new factory location currently undergoing renovation , (iv) a decrease of 1.88% in consulting fee for the QS9001 preparation in 2001 and (iv) a decrease of 0.67% in operating cost. Cost of sales for the automotive accessories division for the three months ended June 30, 2002, was $2,476,849 and cost of sales for the orbital polishing division was $208,819 in the same period. Accordingly, the gross profit margin for the automotive accessories division was approximately 25.66% and for the orbital polishing division was 15.89% for the three months ended June 30, 2002.

     Depreciation expense decreased by 18.4% from $67,436 for the three months ended June 30, 2001, to $55,031 for the three months ended June 30, 2002. This decrease was the result of (i) an increase of 5.29% due to new equipment being brought into service. (ii) a decrease of 23.69% due to negative goodwill being recorded in 2001 regarding the share exchange with WTI.

     Expenses for research and development increased by 71.74% from $87,905 for the three months ended June 30, 2001 to $150,968 for the three months ended June 30, 2002. This increase was a direct result of R&D activities relating to new projects. This increase can be attributed to (i) an increase of $32,419 or 36.88% in the number of engineering personnel conducting in-house research and development activities, (ii) an increase of $4,557 or 5.18% in travel expenses and extra services to customers to identify and exploit new product opportunities, and (iii) an increase of $15,204 or 17.30% in engineering supplies and R & D supplies, (iv) an increase of $9,268 or 10.54% in consultant (engineer) fee to test and root cause analysis requested by one of our major customers, (v) an increase of $1,615 or 1.84% in delivery charges relating to research and development activities.

     Selling and distribution expenses decreased by 8.94%, from $338,327 for the three months ended June 30, 2001, to $308,094 for the three months ended June 30, 2002. This decrease was due to (i) an increase of $18,184 or 5.37% in commission expenses associated with the increase in sales, (ii) a decrease of $57,560 or 17.01% in warranty expense, (iii) a decrease of $10,921 or 3.23% in travel & promotion expenses, (iv) an increase of $35,095 or 10.37% in consulting fees related to the Company's marketing efforts in Japan, and (v) a decrease of $15,031 or 4.44% in payroll and operating cost due to the closure of the office in Japan as of April 2002.

     General and administrative expenses increased by 56.56% from $315,196 for the three months ended June 30, 2001, to $493,472 for the three months ended June 30, 2002. This increase was primarily due to (i) an increase of $71,129 or 22.57% related to the employment of a new Executive Officer, (ii) an increase of $39,047 or 12.39% related to compensation expense for stocks warrants granted to the company's Chief Executive Officer and President (iii) an increase of $12,000 or 3.81% in director's insurance, (iv) an increase of $15,885 or 5.04% in legal fees and $3,186 or 1.01% in consulting and accounting fees related to the preparation of quarterly and annual reports, (v) an increase of $12,793 or 4.06% related to director's management and travel expenses, and (vi) an increase of $24,236 or 7.68% due to the addition of an in-house computer employee to eliminate the use of outside computer consultants.

     The provision for profit sharing increased by 14.32% from $4,433 for the three months ended June 30, 2001, to $5,068 for the three months ended June 30, 2002. This increase was the result of a decrease in operating income of its subsidiaries.

     Interest income decreased from $17,915 for the three months ended June 30, 2001, to $5,123 for the three months ended June 30, 2002, as a result of declining interest rates and the decrease of cash deposits which were used to redeem the Company's common stock from Regency Affiliates, Inc. in 2001.

     Interest expense increased by 86.39% form $9,988 for the three months ended June 30, 2001, to $18,617 for the three months ended June 30, 2002. This resulted from the increase borrowing incurred in part to finance the redemption of Glas-Aire's common stock from Regency Affiliates, Inc in October 2001.

     Income from equity investment decreased by 100%. The Company accrued $105,000 of income as a result of its investment in Regency affiliates, Inc. reflecting the Company's share of Regency's net income for the three months ended June 30, 2001 to $0.00 for the three months ended June 30, 2002. The decrease is a result of the Company's disposition of its investment in October 2001.

     As a result of these factors net loss for the three months ended June 30, 2002 was $166,749 compared to the net income of the Company of $111,545 for the comparative period in 2001.

Six Months Ended June 30, 2002 Vs Six Months Ended June 30, 2001
----------------------------------------------------------------

     The Company's sales increased by 13.18% from $5,690,563 for the six months ended June 30, 2001, to $6,440,606 for the six months ended June 30, 2002. This increase resulted primarily from (i) sales of new parts, and (ii) additional orders from existing customers. Sales of automotive accessories division for the six months ended June 30, 2002, were $6,024,981 (i.e., 93.55% of total sales) and sales of the orbital polishing division were $415,625 (i.e., 6.45% of total sales) in the same period.

     The gross profit margins expressed as a percentage of sales, decreased from 28.21% for the six month period ended June 30, 2001, to 21.63% for the six months period ended June 30, 2002, This net decrease of 6.58% was primarily due to (i) an increase of 4.94% in material cost and delivery charges for replacement of products without charges, (ii) an increase of 4.47% in direct labor and overhead cost for replacements of products due to quality control problems associated with the process of manufacturing acrylic deflectors, (iii) an increase in rent expense of 0.65% for our new factory location currently undergoing renovation, (iv) a decrease of 1.25% in consulting fee due to the QS9001 preparation in 2000, and (v) a decrease of 2.23% in repair and maintenance and other operating costs. Cost of sales for the automotive accessories division for the six months ended June 30, 2002, was $4,709,707 and cost of sales for the orbital polishing division was $337,543 in the same period. Accordingly, the gross profit margin for the automotive accessories division was approximately 21.83% and for the orbital polishing division was 18.79% for the six months ended June 30, 2002.

     Depreciation expense decreased by 21.29% from $134,565 for the six months ended June 30, 2001, to $105,915 for the six months ended June 30, 2002. This decrease was the result of (i) increase of 2.45% due to new equipment being brought into service, (ii) a decrease of 23.74% due to negative goodwill being recorded in 2001 regarding the share exchange with WTI.

     Expenses for research and development increased by 51.95% from $207,455 for the six months ended June 30, 2001 to $315,219 for the six months ended June 30, 2002. This increase was a direct result of R & D activities relating to new projects. This increase can be attributed to (i) an increase of $28,418 or 13.7% in the number of engineering personnel conducting in-house research and development activities, (ii) an increase of $56,324 or 27.15% in labor, research and development supplies for the Company's proprietary thermoforming process known as the Matched Compression Molding, (iii) an increase of $9,634 or 4.64% in consultant (engineer) fee for tests performed at the request of the Company's largest client to determine the cause of defective products , (iv) an increase of $7,236 or 3.49% in travel expenses and extra services to customers to identify and exploit new product opportunities, and (v) an increase of 6,152 or 2.97% in other operating costs.

     Selling and distribution expenses decreased by 5.07%, from $545,545 for the six months ended June 30, 2001, to $517,875 for the six months ended June 30, 2002. This decrease was primarily due to (i) an increase of $19,247 or 3.52% in commission expenses associated with the increase in sales, (ii) a decrease of $65,532 or 12.01% in warranty expenses, (iii) an increase of $40,125 or 7.36% in consulting fees related to the Company's marketing efforts in Japan, and (iv) a decrease of $21,510 or 3.94% in payroll and operating cost due to the closure of the office in Japan as of April 2002.

     General and administrative expenses increased by 54.88% from $505,174 for the six months ended June 30, 2001, to $782,411 for the six months ended June 30, 2002. This increase was primarily due to (i) an increase of $125,412 or 24.83% related to the employment of a new Executive Officer, (ii) an increase of $39,047 or 7.73% related to compensation expense for stock warrants granted to the company's Chief Executive Officer and President (iii) an increase of $24,000 or 4.75% in director's insurance, (iv) an increase of $25,277 or 5.0% in legal fees, $20,391 or 4.04% in accounting fees and $3,044 or 0.6 % related to the preparation of quarterly and annual reports, (v) an increase of $21,070 or 4.17% related to director's management and travel expenses, (vi) an increase of $30,215 or 5.98% due to the addition of an in-house computer employee to eliminate the use of outside computer consultants, (vii) a decrease of $25,952 or 5.14% in legal fees relating to potential financing activities and an acquisition, and (viii) an increase of $14,733 or 2.92% in other miscellaneous administrative costs.

     The provision for profit sharing decreased by 80.66% from $26,204 for the six months ended June 30, 2001, to $5,068 for the six months ended June 30, 2002. This decrease was a result of a decrease in operating income of its subsidiaries.

     Interest income decreased from $33,248 for the three months ended June 30, 2001, to $5,666 for the six months ended June 30, 2002, as a result of declining interest rates and the decrease in cash deposits which were used to redeem the Company's common stock from Regency Affiliates, Inc. in October 2001.

     Interest expense increased by 161.37% form $16,466 for the three months ended June 30, 2001, to $43,038 for the six months ended June 30, 2002. This resulted from the increase borrowing incurred in part to finance the redemption of the Company's common stock from Regency Affiliates, Inc. in October 2001.

     Income from equity investment decreased 100% as the investment was disposed of in 2001.

     As a result of these factors net loss for the six months ended June 30, 2002 was $332,043 compared to the net income of the Company of $259,745 for the same period in 2001.

Financial Condition and Liquidity

     Working capital was $680,579 at June 30, 2002 compared to $1,027,794 at December 31, 2001. The decline was primarily due to (i) the expenditure of funds to finance the redemption of Glas-Aire's common stock from Regency affiliates, Inc., ii) an increase in inventory due to a high volume of back orders that will be shipped in the next quarter, and (iii) an increase in renovation and improvement cost relating to our new factory location . During the next six months the Company anticipates making total capital expenditures of approximately $500,000 for the following: $50,000 for mechanized material handling, $50,000 for design/upgrade of software and related hardware, $400,000 for moving expenses and for leasehold improvements to increase capacity to accommodate new processes in rental building. The company will continue to fund its operations from bank loans and through internally generated funds and available cash and cash equivalents.

     We are dependent upon our existing banking facilities. Currently, these banking facilities and our financial position are under review. The Company's banking facilities agreement contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. The Company is in violation of certain of covenants contained in the facilities agreement at June 30, 2002. However, the lender has not declared an event of default, and has agreed to forebear from taking any action until September 30, 2002, while the review referenced above is being completed. Management believes that the Company's banking facilities will be not be revoked; however if the facilities are revoked, management believes that the Company will be able to enter into alternative financing arrangements. The Company could be materially and adversely affected if its banking facilities are revoked and alternative financing arrangements are not obtained.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.


Item 2.  Changes in Securities and Use of Proceeds

         On January 07, 2002, the Company issued 8,980 shares of its common stock to its management employees pursuant to employment agreements. The value assigned to the common stock issued was $9,429 based upon the trading price of the Company's common shares on the issuance dates. On May 15, 2002, the Company issued 11,976 shares of its common stock to its directors as compensation for serving as directors.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 5, 2002, the Company held its Annual Meeting of Shareholders. The matters considered at the meeting were the election of directors, and the ratification of auditors. The following individuals were elected to the Board of Directors and the results of the voting for those individuals was as follows:

         Director             Votes For        Votes Against    Votes Abstaining

Raymond Gherardini            2,305,090           52,211            145,100

Craig Grossman                2,320,853           35,448            145,100

Robert C. Johnson             2,303,819           52,211            145,371

Robert D. Johnson             2,303,819           52,211            146,371

Harry B. Mosgrove             2,303,819           52,211            146,371

Robert J. Zarlengo            2,303,819           52,211            146,371



BDO Dunwoody was ratified as the Company's auditors for the fiscal year ending December 31, 2002, and the results of the voting was as follows:

                               Votes For       Votes Against    Votes Abstaining

                              2,307,492           49,469            145,440


Item 5.  Other Information

         Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)       Exhibits:  a)

         99.01 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       There were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 19, 2002                      GLAS-AIRE INDUSTRIES GROUP LTD.
       ---------------




                                            /s/  Craig Grossman
                                            -----------------------------------
                                                 Craig Grossman
                                                 President and
                                                 Chief Executive Officer