Form 10QSB
period 2002-09-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2002-11-19
CIK 911441

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from                                  to

Commission file number 1-14244

GLAS-AIRE INDUSTRIES GROUP LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1214736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7791 Alderbridge Way, Richmond, B.C. V6X 2A4
(Address of principal executive office)

            (604) 207-0221
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
3137 Grandview Highway Vancouver B.C. Canada V5M 2E9

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Issuer’s Common Stock:

Common Stock, $0.01 par value-Issued 3,876,348 shares with 1,375,677 shares in Treasury as of September 30, 2002

Transitional Small Business disclosure Format            Yes  ☐    No  ☒

Glas-Aire Industries Group Ltd.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets September 30, 2002 and December 31, 2001	3

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001	4

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2002	5

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	7-8

	Notes to Consolidated Condensed Financial Statements	9-13

Forward Looking Statements		14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Glas-Aire Industries Group Ltd.
Consolidated Condensed Balance Sheet

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Current
Cash and equivalents	$353,390	$465,193
Accounts receivable, net of allowance for doubtful accounts of $21,588 (2001-$21,588)	1,427,982	1,836,077
Inventories (Note 5)	1,644,319	1,209,058
Income taxes recoverable	188,436	—
Prepaid expenses	70,529	142,261
Deferred income taxes	50,654	50,654

	3,735,310	3,703,243
Fixed assets, net	1,786,450	1,285,060

	$5,521,760	$4,988,303

Liabilities and Shareholders’ Equity
Current
Bank indebtedness	$1,145,531	$409,316
Accounts payable	1,541,513	776,584
Accrued liabilities	778,330	1,205,859
Incomes taxes payable	—	416
Current portion—long term debt (Note 6)	1,004,126	256,499
Current portion—capital lease	25,651	26,775

	4,495,151	2,675,449
Long term debt (Note 6)	—	748,131
Obligation under capital lease	42,690	63,111
Deferred income taxes	135,259	133,591

	4,673,100	3,620,282

Stockholders’ Equity
Common Stock	25,007	24,643
Additional paid-in capital	1,519,719	1,389,343
Deferred Compensation (Note 2(c))	(36,815)	—
Accumulated Deficit	(652,953)	(48,010)
Accumulated other comprehensive income
Foreign currency translation adjustment	(6,298)	2,045

	848,660	1,368,021

	$5,521,760	$4,988,303

See Accompanying notes to consolidated financial statements

Glas-Aire Industries Group Ltd.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2002(c)	September 30, 2001(a)	September 30, 2001(b)	September 30, 2002(c)	September 30, 2001(a)	September 30 2001(b)
Sales	$2,997,604	$205,853	$2,687,639	$9,438,210	$631,550	$8,378,202
Cost of sales	2,544,799	111,267	1,912,373	7,592,049	389,993	5,997,430

Gross profit	452,805	94,586	775,266	1,846,161	241,557	2,380,772

Expenses
Depreciation	65,885	1,689	68,767	171,800	2,067	203,332
Research and development	178,120	—	108,654	493,339	—	316,109
Selling and distribution	232,034	5,288	221,960	749,909	10,437	767,505
General and administrative	333,100	25,262	108,864	1,120,579	85,944	614,038
Provision for profit sharing	—	—	27,928	—	—	54,132
Interest income	(934)	—	(17,734)	(6,600)	—	(50,982)
Interest expense	32,218	—	11,132	75,256	—	27,598

	840,423	32,239	529,571	2,604,283	98,448	1,931,732

Income (loss) from operations	(387,618)	62,347	245,695	(758,121)	143,109	449,040
Income from equity investment						211,420
Loss on investment	—	—	(2,692,303)	—	—	(2,692,303)

Income (loss) before income taxes	(387,618)	62,347	(2,446,608)	(758,121)	143,109	(2,031,843)
Income taxes – current (recovery)	(114,717)	—	102,892	(153,178)	—	188,211
Income taxes – deferred	—	—	(246,889)	—	—	(177,189)

Net (loss) income for the period	(272,901)	62,347	(2,302,611)	(604,943)	143,109	(2,042,865)
Pro forma income taxes	—	11,222	—	—	25,760	—

Pro forma net (loss) income for the period	$(272,901)	$51,125	$(2,302,611)	$(604,943)	$117,349	$(2,042.865)

Basic and diluted (loss) earnings per share of common stock	$(0.109)	$0.041	$(0.947)	$(0.244)	$0.094	($0.840)

Weighted average number of shares outstanding (after deducting 1,375,677 shares of treasury stock held by the Company)	2,495,827	1,250,000	2,431,069	2,482,775	1,250,000	2,431,069

(a)	Represents the results of operations of Wonder Tools, Inc. predecessor Orbital Polishing Operations.
(b)	Represents the results of operations of Glas-Aire Industries Group Ltd. (Predecessor Company).
(c)	Represents the results of operations of Wonder Tools, Inc. and Glas-Aire Industries Group Ltd.

See accompanying notes to consolidated financial statements

Glas-Aire Industries Group Ltd.
Consolidated Statement of Changes in Stockholders’ Equity Third Quarter Ended September 30, 2002

	Common Stock	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation		Accumulated Other Comprehen-sive Income (loss)	Total Stockholders’ Equity
Balance—December 31, 2001	2,464,349	$24,643	$1,389,343	$(48,010)	$		$2,045	$1,368,021

Net (loss) income				(604,943)				(604,943)

Stock issued for services (Note 2)	36,322	364	43,676					44,040

Deferred Compensation (Note 2(c))			86,700			(86,700)		—
Stock warrants issued (Note 2(d))						49,885		49,885
Amortization of deferred Compensation

Foreign currency Translation adjustment							(8,343)	(8,343)

Balance—September 30, 2002	2,500,671	$25,007	$1,519,719	$(652,953)		$(36,815)	$(6,298)	$848,660

Comprehensive loss consists of the following:

	Three months ended September 2002(c)	Three months ended September 2001(a)	Three months ended September 2001(b)	Nine months ended September 2002(c)	Nine months ended September 2001(a)	Nine months ended September 2001(b)
Net (loss) income	($272,901)	$62,347	($2,302,611)	($604,943)	$143,109	($2,042,865)
Foreign currency transaction adjustment	(33,343)	—	(46,916)	(8,343)	—	(138,847)

	($306,244)	$62,347	$2,349,527)	($613,286)	$143,109	($2,181,712)

(a)	Represents the results of operations of Wonder Tools, Inc. predecessor Orbital Polishing Operations.
(b)	Represents the results of operations of Glas-Aire Industries Group Ltd. (Predecessor Company).
(c)	Represents the results of operations of Wonder Tools, Inc. and Glas-Aire Industries Group Ltd.

See accompanying notes to consolidated financial statements

Glas-Aire Industries Group Ltd.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2002 (c)	September 30, 2001(a)	September 30, 2001 (b)
Increase (decrease) in cash
Cash flows from:
Operating activities
Net (loss) income for the period	$(604,943)	$143,109	$(2,042,865)
Adjustment to reconcile net income (loss) for the period to net cash provided by (used in) operating activities
Depreciation	171,800	1,689	203,333
Deferred income taxes	—	—	(199,536)
Income from equity investment	—	—	(211,420)
Loss on investment			2,692,303
Stock issued for services	44,040	—	—
Deferred compensation expense	49,885	—	—
(Increase) decrease in assets
Accounts receivable	408,095	—	160,772
Inventories	(435,261)	—	191,648
Income taxes recoverable	(188,436)	—	(137,803)
Prepaid expenses	71,732	—	(4,163)
Increase (decrease) in liabilities
Accounts payable	764,929	—	(265,707)
Accrued liabilities	(427,529)	—	248,063
Income taxes payable	(416)	—	108,495

Net cash provided by (used in) operating activities	(146,104)	144,798	743,120

Financing Activities
Deposit on share redemption			(2,500,000)
Advance to head office	—	(144,798)	—
Increase in long-term debt	213,224	—	886,917
Repayment of obligation under capital lease	(21,545)	—	(38,937)
Repayment of long-term debt	(213,728)	—	—
Purchase of treasury stock	—	—	(2,661)
Increase in bank indebtedness	736,215	—	842,229

Net cash provided by (used in) financing activities	714,166	(144,798)	(812,452)

Investing Activities
Purchase of fixed assets	(673,186)	—	(104,861)

Net cash used in investing activities	(673,186)	—	(104,861)

Foreign currency translation adjustment effect on cash balances	(6,679)	—	(41,885)

Decrease in cash during the period	(111,803)	—	(216,078)
Cash and equivalents, beginning of period	465,193	—	805,743

Cash and equivalents, end of period	$353,390	$—	$589,665

(a)	Represents the cash flows of Wonder tool, Inc. predecessor Orbital Polishing Operations.
(b)	Represents the cash flows of Glas-Aire Industries Group Ltd. (predecessor Company).
(c)	Represents the cash flows of Wonder Tool, Inc. and Glas-Aire Industries Group Ltd.

See accompanying notes to financial statements

Glas-Aire Industries Group Ltd.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2002(c)	September 30, 2001(a)	September 30, 2001(b)
Supplemental disclosure of cash flow relating to:
Interest paid	$75,256	$—	$27,598
Income taxes paid	$38,127	$—	$285,943
Non-cash investing activities
Common Stock issued for services	$44,040	$—	$—
Stock warrant compensation, of which $36,815 has been deferred	$86,700	$—	$—

(a)	Represents the cash flows of Wonder Tool, Inc. predecessor Orbital Polishing Operations.
(b)	Represents the cash flows of Glas-Aire Industries Group Ltd. (Predecessor Company).
(c)	Represents the cash flows of operations of Wonder Tools, Inc. and Glas-Aire Industries Group Ltd.

See accompanying notes to financial statements

Glas-Aire Industries Group Ltd.
Notes to Consolidated Condensed Financial Statements
September 30, 2002

1.	Nature Of Business And Basis Of Presentation

Glas-Aire Industries Group Ltd., a Nevada corporation (the “Company”) was incorporated on September 29, 1992. The Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan. Additionally, the Company manufactures orbital polishers for use on aircraft and automobiles.

The interim financial statements included herein, are presented in accordance with United States generally accepted accounting principles (“GAAP”) and are stated in United States dollars. The financial statements have been prepared by the Company, without audit, and pursuant to the rules and regulations of the United States Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented accurate.

Management feels the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation in conformity with GAAP.

Interim results are not necessarily indicative of annual results. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements included in the Company’s Form 10-KSB for the years ended December 31, 2001 and 2000. The Company follows the same accounting policies in the preparation of interim reports.

These interim financial statements include the amounts of the Company’s wholly-owned subsidiaries, Wonder Tool, Inc. (“WTI”), Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries Inc., and 326362 B.C. Ltd.

On December 21, 2001, the Company acquired 100% of the voting stock of WTI through the issuance of 1,250,000 shares of the Company’s common stock. Upon consummation of the transaction the former stockholders of WTI obtained 50.7% voting rights of the Company. Although the Company is the legal acquirer, the transaction was accounted for as a reverse acquisition and WTI is considered the acquirer for accounting purposes, in accordance with provisions governing the accounting for reverse acquisitions. The financial statements subsequent to the acquisition are presented as a continuation of WTI. The September 30, 2001 statement of operations and cash flows for Glas-Aire have also been presented as Glas-Aire is considered the predecessor business.

2.	Share capital issued during the period is as follows:

a)
On January 7, 2002, the Company issued 8,980 shares of its common stock to its management employees pursuant to employment agreements for the year ended January 31, 2000. The value assigned to the common stock issued was $9,429 based upon the trading price of the Company’s common shares on the issuance date.

b)
On May 15, 2002, the Company issued 11,976 shares of its common stock to its directors for the year ended December 31, 2001 as compensation for serving as directors The value assigned to the common stock issued was $30,000 based upon the trading price of the Company’s common shares on the issuance date.

c)
On July 30, 2002, the Company issued 15,366 shares of its common stock to its management employees pursuant to employment agreements entered into during the 2001 fiscal year. The value assigned to the common stock issued was $4,611 based upon the trading price of the Company’s common shares on the issuance date.

d)
On April 12, 2002 the Company granted to its Chief Executive Officer and President warrants to acquire 255,000 shares of the Company’s common stock at an exercise price of $0.01 per share, which expire on April 12, 2012. The Closing price of the Company’s common stock on that date was $0.35 per share. The warrants vest as follows:

85,000 – April 12, 2002
85,000 – April 12, 2003
85,000 – April 12, 2004

For the quarter ended June 30, 2002, the Company recorded deferred compensation of $86,700 based upon the difference between the exercise price and market price for the warrants granted. The deferred compensation is being amortized over the vesting period of the warrants with compensation expense of $49,885 recognized to September 30, 2002.

e)	The Company had 180,000 stock options outstanding as at September 30, 2002 and December 31, 2001.

3.	Segmented information

The Company operates in two business segments, the automotive accessories segment and the orbital polishing segment. Information pertaining to the business segments is as follows:

Company Segment	Three month Period Ended September 30, 2002		Nine month Period Ended September 30, 2002	December 31, 2002	Three month Period Ended September 30, 2001		Nine Month Period Ended September 30, 2001
Automotive Accessories

Assets	5,176,990		5,176,990	4,764,399	N/A		N/A

Sales	2,802,100		8,827,081	N/A	2,687,639	(1)	8,378,202	(1)

Net Income (loss)	(282,250	)(1)	(671,535)	N/A	(2,302,611)		(2,042,865)

Orbital Polishing

Assets	344,770		344,770	223,904	N/A		N/A

Sales	195,504		611,129	N/A	205,853	(2)	631,550	(2)

Net Income (loss)	9,350		66,592	N/A	62,347		143,109

(1)	Represents Glas-Aire Industries Group Ltd. (Predecessor Company)
(2)	Represents Wonder Tool, Inc. predecessor Orbital Polishing Operations

4.	Pro Forma Information

Pro forma information assuming the reverse acquisition had been completed January 1, 2001 is as follows:

	Three months ended September 30, 2001	Nine Months ended September 30, 2001
Sales	$2,893,492	$9,009,752
Net loss for the period	$(2,258,241)	$(1,925,516)

Basic and diluted loss per share	$(0.613)	$(0.523)

5.	Inventories.

Inventories by component are as follows:

	September 30,	December 31,
	2002	2001
Raw materials	$1,095,433	$936,195
Work-in-progress	350,237	121,487
Finished goods	198,649	151,376

	$1,644,319	$1,209,058

6.	Bank indebtedness and long term debt.

The Company’s banking facilities agreement contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. The Company was in violation of certain covenants contained in the facilities agreement at September 30, 2002. Management believes that the Company’s banking facilities will not be revoked; however if the facilities are revoked, management believes that the Company will be able to enter into alternative financing arrangements. The Company could be materially and adversely affected if its banking facilities are revoked and alternative financing arrangements are not obtained. Pursuant to GAAP, as a result of the covenant breach invoking the bank’s right to call the long-term debt on demand, the long term debt has been internally reclassified as a current liability. However, the lender has not declared an event of default, and has agreed to forbear from taking any action until December 15, 2002.

7.	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of

FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146 (“SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Earlier application is encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

8.	Subsequent Event

On November 13, 2002, the Company entered into a non-binding Letter of Intent to sell substantially all of the assets and certain liabilities of Wonder Tool, Inc. (“WTI”), the Company’s orbital polishing segment to an individual for $1,025,000, subject to certain adjustments. The Letter of Intent calls for the parties to enter into a definitive purchase agreement and calls for a closing effective January 1, 2003. The execution of the definitive purchase agreement is contingent upon the negotiation of a definitive purchase agreement satisfactory to both parties and to the satisfaction of a standard due diligence investigation.

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company’s markets in the United States, Canada and in other foreign countries such as Japan. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in Results of Operations: Three Months Ended September 30, 2002 vs Three Months Ended September 30, 2001

The Company’s sales increased by 11.53% from $2,687,639 for the three months ended September 30, 2001, compared to $2,997,604 for the three months ended September 30, 2002. This increase was primarily due to (i) sales from the orbital polishing operations, and (ii) sales of new parts and volume increase in sales order from existing customers. The automotive accessories division’s sales for the three months ended September 30, 2002 were $2,802,100 (i.e., 93,48% of total sales) and the orbital polishing division’s sales were $195,504 (i.e.6.52% of total sales) in the same period.

Gross profit margins expressed as a percentage of sales, decreased from 28.85% for the three months ended September 30, 2001, to 15.11% for the three months ended September 30, 2002. This net decrease of 13.74% was due to: (i) an increase in material cost of 4.41% resulting from changes to new materials as specified by various major customers, (ii) an increase of 4.06% in direct labor and overhead cost resulting from the cost for replacement of products and the addition of two quality control employees to oversee problems associated with the processing of manufacturing acrylic deflectors, (iii) an increase in rent expense of 2.75% for the new Richmond facilities, (iv) an increase of 1% in consultant and lab test fees for quality control on productions, (v) an increase of 0.95% in medical benefits, and (vi) an increase of 0.57% in other operating cost. Cost of sales for the automotive accessories division for the three months ended September 30, 2002, was $2,391,786 and cost of sales for the orbital polishing division was

$153,013 in the same period. Accordingly, the gross profit margin for the automotive accessories division was approximately 14.64% and for the orbital polishing division was 21.73% for the three months ended September 30, 2002.

Depreciation expense decreased by 4.19% from $68,767 for the three months ended September 30, 2001, to $65,885 for the three months ended September 30, 2002. This decrease was the result of (i) an increase of 5.29% due to new equipment being brought into service and(ii) a decrease of 9.48% due to negative goodwill reducing the carrying amount of fixed assets being recorded in 2001 regarding the share exchange with WTI.

Expenses for R&D increased by 63.93% from $108,654 for the three months ended September 30, 2001 to $178,120 for the three months ended September 30, 2002. This increase was a direct result of R&D activities relating to new projects. This increase can be attributed to (i) an increase of $31,394 or 28.89% in the number of engineering personnel conducting in-house R&D activities, (ii) an increase of $5,588 or 5.14% in travel expenses and extra services to customers to identify and exploit new product opportunities, and (iii) an increase of $19,416 or 17.87% in engineering and R&D supplies, (iv) an increase of $14,370 or 13.23% in consultant (engineering) fee to test and root cause analysis requested by one of our major customers, and (v) a decrease of $1,302 or 1.2% in delivery charges relating to R&D activities.

Selling and distribution expenses increased by 4.54%, from $221,960 for the three months ended September 30, 2001, to $232,034 for the three months ended September 30, 2002. This increase was due to (i) an increase of $4,739 or 2.14% in warranty expense, (ii) an increase of $14,284 or 6.44% in travel & promotion expenses, (iii) an increase of $16,010 or 7.21% in consulting fees related to the Company’s marketing efforts in Japan, and (iv) a decrease of $24,959 or 11.25% in payroll and operating cost due to the closure of the office in Japan as of April 2002.

General and administrative expenses increased by 205.98% from $108,863 for the three months ended September 30, 2001, to $333,100 for the three months ended September 30, 2002. This increase was primarily due to (i) an increase of $126,364 or 116.08% related to the increase in wages from the employment of new executive officers, (ii) an increase of $10,838 or 9.96% related to compensation expense for warrants granted to the Company’s Chief Executive Officer and President, (iii) an increase of $12,000 or 11.02% in director’s insurance, (iv) an increase of $8,519 or 7.83% in legal fees and $25,425 or 23.35% in consulting and accounting fees related to the preparation of quarterly and annual reports, (v) an increase of $29,793 or 27.37% related to director’s management and travel expenses, and (vi) an increase of $5,227 or 4.8% due to the addition of an in-house computer employee to eliminate the use of outside computer consultants, and (vii) an increase $6,471 or 5.94% in rent expenses for our new factory facilities and decrease of $400 or 0.37% due to other miscellaneous administration costs.

The provision for profit sharing decreased by 100% from $27,928 for the three months ended September 30, 2001, to $0 for the three months ended September 30, 2002. This decrease was the result of a decrease in operating income of the Company’s subsidiaries.

Interest income decreased from $17,734 for the three months ended September 30, 2001, to $934 for the three months ended September 30, 2002, as a result of declining interest rates and the decreased of cash deposits which were used to redeem the Company’s common stock from Regency Affiliates, Inc. in 2001.

Interest expense increased by 189.42% from $11,132 for the three months ended September 30, 2001, to $32,218 for the three months ended September 30, 2002. This resulted from the increased borrowing incurred in part to finance the redemption of Glas-Aire’s common stock from Regency Affiliates, Inc in October 2001.

The Company’s income from operations decreased 257.76% from $245,695 for the three months ended September 30, 2001, to a loss of $387,618 for the three months ended September 30, 2002. This decrease in income resulted primarily from lower sales and higher operating costs.

The Company accrued income taxes recoverable of $114,717 for the three months ended September 30, 2002, compared to income tax expense of $102,892 for the three months ended September 30, 2001, reflecting the decrease in taxable income.

The Company wrote-down the value of its investment in 4,404,378 shares of Regency Affiliates, Inc. common stock by $2,692,303 at September 30, 2001, after the market value of the Regency shares fell to $0.35 per share. The Company had determined that it was disposing of those shares in connection with the redemption of its own shares that occurred on October 1, 2001.

As a result of the foregoing, the Company incurred a net loss of $304,603 for the three months ended September 30, 2002, compared to a net loss of $3,844,143 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 vs Nine Months Ended September 30, 2001

The Company’s sales increased by 12.65% from $8,378,202 for the nine months ended September 30, 2001, to $9,438,210 for the nine months ended September 30, 2002. This increase resulted primarily from (i) increase sales of new parts, and (ii) additional volume of orders from existing customers. Sales from the automotive accessories division for the nine months ended September 30, 2002, were $8,827,081 (i.e., 93.52% of total sales) and sales of the orbital polishing division were $611,129 (i.e., 6.48% of total sales) in the same period.

The gross profit margins expressed as a percentage of sales, decreased from 28.42% for the nine month period ended September 30, 2001, to 19.56% for the nine month period ended September 30, 2002. This net decrease of 8.86% was primarily due to (i) an increase of 4.21% in material cost and delivery charges for replacement of products without charges, (ii) an increase of 2.72% in direct labor and overhead cost for replacements of products due to quality control problems associated with the process of manufacturing acrylic deflectors, (iii) an increase in rent expense of 1.96% for the new Richmond facilities, (iv) an increase of 0.83% in labor due to the addition of personnel in quality control, (v) an increase of 0.74% in consultant and lab test fees for quality control on productions, (vi) an increase of 0.53% in medical benefits, and (v) a decrease of 2.13% in repair and maintenance and other operating costs. Cost of sales for the automotive accessories division for the nine months ended September 30, 2002, was $7,101,493 and cost of sales for the orbital polishing division was $490,556 in the same period.

Accordingly, the gross profit margin for the automotive accessories division was approximately 19.55% and for the orbital polishing division was 19.73% for the nine months ended September 30, 2002.

Depreciation expense decreased by 15.51% from $203,332 for the nine months ended September 30, 2001, to $171,800 for the nine months ended September 30, 2002. This decrease was the result of (i) increase of 8.06% due to new equipment being brought into service, and (ii) a decrease of 23.57% due to negative goodwill reducing the carrying amount of fixed assets being recorded in 2001 regarding the share exchange with WTI.

R&D expenses increased by 56.07% from $316,109 for the nine months ended September 30, 2001 to $493,339 for the nine months ended September 30, 2002. This increase was a direct result of R&D activities relating to new projects. This increase can be attributed to (i) an increase of $42,401 or 13.41% in the number of engineering personnel conducting in-house R&D activities, (ii) an increase of $100,684 or 31.85% in labor, research and development supplies for the Company’s proprietary thermoforming process known as the Matched Compression Molding, (iii) an increase of $13,442 or 4.25% in consultant (engineer) fees for tests performed at the request of the Company’s largest client to determine the root cause for defective products, (iv) an increase of $16,578 or 5.25% in travel expenses and extra services to customers to identify and exploit new product opportunities, and (v) an increase of 4,125 or 1.31% in other operating costs.

Selling and distribution expenses decreased by 2.29%, from $767,505 for the nine months ended September 30, 2001, to $749,909 for the nine months ended September 30, 2002. This decrease was primarily due to (i) an increase of $19,487 or 2.54% in commission expenses associated with the increase in sales, (ii) a decrease of $62,928 or 8.20% in warranty expenses, (iii) an increase of $20,572 or 2.68% in labor, benefits and other operating cost due to additional personnel, (iv) an increase of $33,564 or 4.37% in consulting fees related to the Company’s marketing efforts in Japan, and (v) a decrease of $28,291 or 3.68% in payroll and operating cost due to the closure of the office in Japan as of April 2002.

General and administrative expenses increased by 82.49% from $614,038 for the nine months ended September 30, 2001, to $1,120,579 for the nine months ended September 30, 2002. This increase was primarily due to (i) an increase of $224,367 or 36.54% related to the employment of two new executive officers, (ii) an increase of $49,885 or 8.12% related to compensation expense for warrants granted to the Company’s Chief Executive Officer and President (iii) an increase of $13,795 or 2.25% related to share bonuses issued to employees, (iv) an increase of $36,000 or 5.86% in director’s insurance, (v) an increase of $10,796 or 1.76% in legal fees, $25,737 or 4.18% in accounting fees resulting from an audit imposed by the bank to review the company’s financial position, and $15,391 or 2.51 % related to the preparation of quarterly and annual reports, (vi) an increase of $29,687 or 4.84% related to director’s management and travel expenses, (vii) an increase of $37,652 or 6.13% due to the addition of an in-house computer employee to eliminate the use of outside computer consultants, (viii) an increase of $10,523 or 1.72% due to General annual meeting expenses (ix) an increase of $8,575 or 1.4% in rent expenses related to the new Richmond facilities, (x) an increase of $36,895 or 6.0% related to the orbital polishing division and (xi) an increase of $7,238 or 1.18% in other miscellaneous administrative cost.

The provision for profit sharing decreased by 100% from $54,132 for the nine months ended September 30, 2001, to $0 for the nine months ended September 30, 2002. This decrease was a result of a decrease in operating income of its subsidiaries.

Interest income decreased from $50,982 for the nine months ended September 30, 2001, to $6,600 for the nine months ended September 30, 2002, as a result of declining interest rates and the decrease in cash deposits which were used to redeem the Company’s common stock from Regency Affiliates, Inc. in October 2001.

Interest expense increased by 172.69% from $27,598 for the nine months ended September 30, 2001, to $75,256 for the nine months ended September 30, 2002. This resulted from the increased borrowing incurred in part to finance the redemption of the Company’s common stock from Regency Affiliates, Inc. in October 2001.

Income from equity investment decreased 100% as the investment was disposed of in 2001.

The Company accrued income taxes recoverable of $153,178 for the nine months ended September 30, 2002, compared to income taxes expense of $188,211 for nine months ended September 30, 2001. This decrease in the tax provision was the result of the decrease in pre-tax income.

The Company wrote-down the value of its investment in 4,404,378 shares of Regency Affiliates, Inc. common stock by $2,692,303 at September 30, 2001, after the market value of the Regency shares fell to $0.35 per share. The Company had determined that it was disposing of those shares in connection with the redemption of its own shares that occurred on October 1, 2001.

Financial Condition and Liquidity

Working capital was at a deficiency of ($759,841) at September 30, 2002, compared to working capital of $1,027,794 at December 31, 2001. The decline was primarily due to (i) the reclassification of long-term debt as a current liability, (ii) an increase in inventory due to a high volume of back orders that will be shipped in the next quarter, and (iii) an increase in renovation and improvement cost relating to the Richmond facilities. During the next six months the Company anticipates making total capital expenditures of approximately $400,000 for the following: $100,000 for mechanized material handling, $100,000 for design/upgrade of software and related hardware, $200,000 for moving expenses and for leasehold improvements to increase capacity to accommodate new processes in rental building. The company will continue to fund its operations from bank loans and through internally generated funds and available cash and cash equivalents.

We are dependent upon our existing banking facilities. Currently, these banking facilities and our financial position are under review. The Company’s banking facilities agreement contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. The Company was in violation of certain of covenants contained in the facilities agreement at September 30, 2002. However, the lender has not declared an event of default, and has agreed to forbear from taking any action until December 15, 2002. Management believes that the Company’s banking facilities will not be revoked; however if the facilities are revoked, management believes that the Company will be able to enter into alternative financing arrangements. The Company could be materially and adversely affected if its banking facilities are revoked and alternative financing arrangements are not obtained. Pursuant to GAAP, as a result of the covenant breach invoking the bank’s right to call the long-term debt on demand, the long term debt has been internally reclassified as a current liability.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146 (“SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Earlier application is encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Within 90 days prior to the date of this Report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 3 is not applicable and has been omitted.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 31, 2002, the Company filed suit against Celco Plastics Ltd. (“Celco”) in the Supreme Court of British Columbia (Action No. SO24264). The Company alleges that Celco, the Company’s supplier of extrusions in the form of gaskets, supplied defective gaskets to the Company commencing in 2000. The Company is alleging breach of contract and the negligent manufacture of gaskets against Celco. Celco has commenced a counterclaim against the Company for outstanding invoices.

Item 5.  Other Information

On November 13, 2002, the Company entered into a non-binding Letter of Intent to sell substantially all of the assets of Wonder Tool, Inc. (“WTI”), the Company’s orbital polishing segment to an individual for $1,025,000, subject to certain adjustments. The Letter of Intent calls for the parties to enter into a definitive purchase agreement and calls for a closing effective January 1, 2003. Management believes entering into this transaction will improve the Company’s cash and working capital position. The execution of the definitive purchase agreement is contingent upon the negotiation of a definitive purchase agreement satisfactory to both parties and to the satisfaction of a standard due diligence investigation.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

99.1 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b)	There were no reports filed on Form 8-K.

Items	2, 3, and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2002	GLAS-AIRE INDUSTRIES GROUP LTD.

/s/ Craig Grossman
Craig Grossman President and Chief Executive Officer