Form 10KSB
period 2002-12-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2003-04-29
CIK 911441

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 001-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
                         -------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                         84-1072256
            ------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   7791 Alderbridge Way, Richmond B.C. V6X 2A4
                   -------------------------------------------
                (Mailing address of principal executive offices)

Issuer's telephone number:       (604) 207-0221
                                 --------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
Common Stock, $0.01 par value              NASDAQ Electronic Bulletin Board
-----------------------------              --------------------------------

Securities registered under Section 12(g) of the Exchange Act:      None
                                                              ------------------
                                                               (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $11,820,642

As of December 31, 2002, the aggregate market value for the 1,195,115 shares of the common stock, $0.01 par value per share, held by non-affiliates was approximately $179,267.

The number of shares of common stock of the registrant outstanding as of December 31, 2002 were 2,500,671, not including 93,718 shares of treasury stock held by the Company.

Transitional Small Business Disclosure Format:   Yes  /_/       No /X/

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
     Item 1.  Description of Business .....................................    1
     Item 2.  Description of Property .....................................   20
     Item 3.  Legal Proceedings ...........................................   20
     Item 4.  Submission of Matters to a Vote of Security Holders .........   22

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters ....   22
     Item 6.  Management's Discussion and Analysis or Plan of Operation ...   24
     Item 7.  Financial Statements ........................................   34
     Item 8.  Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure .......................   35

PART III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(A) of the Exchange Act .........   35
     Item 10. Executive Compensation ......................................   38
     Item 11. Security Ownership of Certain Beneficial Owners
                and Management ............................................   42
     Item 12. Certain Relationships and Related Transactions ..............   43

PART IV
     Item 13. Exhibits and Reports on Form 8-K ............................   44
     Item 14. Controls and Procedures .....................................   44

SIGNATURES ................................................................   45

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     We have based the Specialty Equipment Market Association ("SEMA") data and other statistical information in this Annual Report, on information supplied by SEMA and various public announcements and filings made by other industry associations. We have also relied on other sources that we believe are reliable. While we believe that the information is accurate, we have not independently verified any of this information or such announcements and filings, and it is possible they may not be accurate in all material respects. In addition, the Company's business is subject to continual changes, and because of these changes, our estimates of our expected industry position may become inaccurate at any time.

     As used in this Annual Report, the terms "our," "us" and "we" refer to Glas-Aire Industries Group Ltd.

OVERVIEW

     Glas-Aire Industries Group Ltd. ("Glas-Aire" or the "Company") was incorporated on September 29, 1992, pursuant to the laws of the State of Nevada. Glas-Aire designs, develops, manufactures and markets sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans. The Company uses plastics (as the major raw material) and thermoforming technology to produce these products. We supply our products principally to automotive original equipment manufacturers ("OEMs"). The OEMs we supply include: Honda, Nissan, General Motors, Hyundai Motor America, Inc. and other North American/Japanese automotive manufacturers.

     Our principal executive offices are located at 7791 Alderbridge Way, Richmond B.C., Canada V6X 2A4, and our telephone number is (604) 207-0221.

     In December 2001, Glas-Aire acquired Wonder Tool, Inc. ("Wonder Tool"), a wholly-owned subsidiary of Cyclo Manufacturing Company ("Cyclo"). The Wonder Tool acquisition was accounted for as a reverse acquisition because the shareholders of Wonder Tool became controlling shareholders of the Company. Cyclo received 1,250,000 shares of Glas-Aire's common stock (which constituted approximately 50.7% of the Company's total outstanding voting stock) in exchange for 1,000 shares of Wonder Tool's common stock. As a consequence of the acquisition, Wonder Tool became a wholly-owned subsidiary of the Company. Immediately following the consummation of the acquisition, Cyclo transferred the Glas-Aire shares it received in the acquisition to Robert C. Johnson and Raymond
J. Gherardini. Under these circumstances, United States Generally Accepted Accounting Principles ("GAAP") requires that Wonder Tool be identified as the accounting acquirer.

     On January 9, 2003, we completed the sale of substantially all of the assets and certain of the liabilities of Wonder Tool, pursuant to an Asset Purchase Agreement (the "WTI Asset Sale"). The transaction was effective as of January 1, 2003, although the Asset Purchase Agreement was executed and the closing occurred on January 9, 2003.

     The Company sold the assets associated with the Wonder Tool pneumatic polishers, electric polishers, double drum pole polishers, cleaning and polishing compounds, polishing bonnets, associated accessories, airline toilet deodorants, and wet/dry vacuum cleaning machines, including the intellectual property associated with these assets. The consideration for the WTI Asset Sale was $720,140 in cash, a $200,000 promissory note and up to $200,000 that may be earned pursuant to an earn out provision in the Asset Purchase Agreement.

     The Company's Consolidated Financial Statements included in this Annual Report on Form 10-KSB reflect the financial position, results of operations and cash flows of the Wonder Tool business as "discontinued operations." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-lived Assets," the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Wonder Tool business as "discontinued operations."

BUSINESS SEGMENTS

     Prior to the WTI Asset Sale, Glas-Aire operated two business segments - Automotive Accessories and Orbital Polishing. The operations of each of these segments were conducted in separate subsidiary companies.

AUTOMOTIVE ACCESSORIES

     Principal Products.

     We design, manufacture and market sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans. Management believes that we provide superior product quality to customers who are leaders within the OEM industry.

     Business Strategy.

     Management's strategies for future operations and expansion are as follows:

     Increasing Production Capacity/Efficiency. We have enhanced our production capacity by the use of additional capital equipment and leasing larger premises for operations. We are moving forward with our plan to incorporate the Cell method of manufacturing which is utilized by many large Japanese and American manufacturers. This concept involves conduct of the entire manufacturing process in units or cells on a flow basis in order to avoid delays related to staging. This concept provides for the layout of operating in a tight sequence to permit single piece flow and flexible deployment of human effort. A product proceeds from design to launch, order to delivery, and into the hands of customers with reduction of scrap, reduction of labor costs with little or no backflows or stoppages.

     Increasing Sales to Automobile Manufacturers. Virtually all of our sales are to automobile manufacturers. Management believes that increased sales to automobile manufacturers can be accomplished through sales of existing and new products to current as well as potential new clients in North America, Japan, South America and Europe.

     Continue Research and Development Activities. Management believes that a key to our future success is the continual development of new products and complimentary processes to meet the demands and needs of our clients. We continue to conduct research and development ("R&D") activities to enhance our existing products, design new products and develop associated manufacturing processes. Often, our clients participate in the development of the product as well as the process in which it is developed.

     Investment in or Acquisition of Complimentary Businesses, Technologies or Product Lines. We continue to evaluate opportunities for growth or expansion of our business through investment in or acquisition of complimentary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to us and intends to investigate opportunities that are consistent with our goals and expertise.

     Infrastructure Strengthening. We are actively pursuing the strengthening of our infrastructure by evaluating integrated, computerized information technology systems to facilitate effective control functions that we believe are important to efficiently operate and manage our operations. Management believes that solid internal controls combined with an integrated information technology system will ensure a strong infrastructure to run our organization and operations.

INDUSTRY OVERVIEW

     Our products are used in a diverse and growing market comprised of all automotive after market accessories, dealer installed accessories, car care products and other products purchased by consumers for the purpose of improving their vehicles' appearance and/or performance. SEMA is the automotive industry association involved in this particular market segment. The latest published data that the Company has from SEMA is presented below. Manufacturer's sales of specialty automotive products increased from $2.35 billion in 1985 to $8.6 billion in 2000. During this period, retail sales increased from $4.35 billion to $24.86 billion. Our products compete in the accessory/appearance segment of this market, estimated to be approximately $4.83 billion at the manufacturers' level in 2000. SEMA estimates that accessories/appearance products represent 55.6% of the total specialty equipment market. According to SEMA data, accessories/appearance is the only segment of products that has shown increased market share over the years increasing from 51.1% in 1996 to 55.6% in 2000.

     The following table shows the industry market share trend from 1990 to 2000 based upon the SEMA 2001 Market Study.

                                 Industry Segment Market Share Trend*
                          -------------------------------------------------
     Segment              2000     1999     1998     1997     1996     1990
     -------              ----     ----     ----     ----     ----     ----
Accessories and           55.6%    54.3%    53.2%    52.4%    51.1%    42.5%
Appearance

Racing and Performance    20.0%    21.2%    22.2%    22.9%    24.1%    30.6%

Wheels, Tires and         24.4%    24.5%    24.6%    24.7%    24.4%    26.9%
Suspension

* Source SEMA 2001 Market Study

     According to SEMA, for the period from 1990 to 2000, the accessory/appearance segment grew by 99.8%. Sales increased from $4.35 billion in 1990 to $8.69 billion in 2000.

     We operate in the OEM portion of the SEMA market segment, providing products to the automotive manufacturers who distribute these products to consumers through their dealer networks. Management believes that the parts accessory business has become an increasingly important profit center for the automotive manufacturers at their dealer level and will continue to become important based upon current economic conditions and consumer spending trends. With a strong interest in providing additional profit opportunities for their vast dealer networks, the manufacturers are increasing their own involvement in developing new and enhanced accessory products. These products are often included in "special trim packages" and offered during the sale of the vehicle, taking advantage of a natural sales channel (i.e., dealers) as well as vehicle financing which covers the accessory products with only a negligible increase in monthly payments. Management's studies indicate that the vast number of strategically located dealers (e.g., GM has approximately 9,500 dealers in North America), their background in parts/accessories, installation expertise and ability to offer almost instant financing will increase their market share at the expense of aftermarket channels.

     Products.

     The table set forth below shows our sales on a percentage basis by type of product sold during each of the periods indicated.

                                                  Year Ended
            Product Line                         December 31,
            ------------                   ------------------------
                                           2002                2001
                                           ----                ----
       Sunroof Wind Deflectors              56%                 54%
       Hood Protectors                      33%                 33%
       Rear Air Deflectors                  10%                 13%
       Door Visors                          1%                  N/A

     Sunroof Wind Deflectors. Sunroof wind deflectors reduce the noise and ear discomfort resulting from air turbulence created by open sunroofs. We manufacture sunroof wind deflectors for passenger cars, sport utility vehicles and mini-vans equipped with electric sliding sunroofs. We market our sunroof wind deflectors in the United States, Canada, Japan and the United Kingdom.

     Hood Protectors. Hood protectors are designed both to enhance the appearance of a vehicle and to protect the windshield and hood from insects, stones and other road debris. We manufacture hood protectors for crossover vehicles (vehicles designed to blend the ride and handling of cars with the people and cargo carrying capacity of sport utility vehicles), sport utility vehicles, light duty pickup trucks and mini-vans. We market our hood protectors in the United States, Canada and Japan.

     Rear Air Deflectors. Rear air deflectors are mounted on the roof of a sport utility vehicle or mini-van over the rear hatchback door. This product is designed to reduce dust and grime buildup on the rear window and improve visibility. We manufacture rear air deflectors for sport utility vehicles and mini-vans. We market our rear air deflectors in the United States and Canada.

     Door Visors. Door visors allow for air circulation, keep out the elements and reduce wind noise when windows are open.

     New Products. With every new model of automobile brought to market by our customers, we must design, develop and deploy our products to meet the design specifications of the new models. Thus, we are continually engineering and developing new molds and products to meet these specifications for these new products.

     In order to build on our basic product groups (i.e., sunroof wind deflectors, hood protectors, rear air deflectors and door visors), we continue to development new products in order to address our clients' and prospective clients' demands. We intend to continue producing our products on a cost-effective basis with unique designs, superior finishes, alternate attachment mechanisms and dimensional accuracy. This strategy is expected to increase our competitiveness and help expand our target markets.

     Obsolescence/Design Changes. Due to automobile design changes by automobile manufacturers, our automotive products will become obsolete and/or require modification. Continued utilization of our products by the OEMs is substantially dependent upon our ability to quickly and reliably adjust the design of our products to conform to design changes by the automobile manufacturers. We intend to continue improving our lead times by using more efficient design software and innovative prototype tools fabricated in house, and changes in the design process in keeping with the Cell manufacturing method. This process will further reduce lead times by facilitating remote fittings of prototypes anywhere in the world.

     Marketing and Sales.

     Sales are made directly by the Company. We promote the Company and our products primarily through personal contact, brochures, attendance at trade shows, press releases, etc. We provide access to information on our filings with the United States Securities and Exchange Commission and our products on our website www.glasaire.com.

     During the year ended December 31, 2002, approximately 100% of our sales were to OEMs. The Company's clients/joint product development partners include DaimlerChrysler Corporation, General Motors Corporation, Gulf States Toyota, Inc., Honda Access America, Inc., Hyundai Motor America, KIA Motors America, Inc., Mazda North America Corporations, Nissan Canada, Inc., Nissan North America, Inc., Saturn Corp., Southeast Toyota Distributors, LLC, Subaru of America, Inc., Toyota Canada, Inc. and others. We manufacture products according to specifications either developed jointly with, or provided by our clients, who in turn market the products, on a retail basis, under their own brand names through their dealership and distribution networks. Management believes that we offer our customers high quality product design and development capabilities.

     We received a number of awards from our customers and various business associations during the last ten years. The latest award was the "Valued Partner 2002" award from KIA Motors America, Inc.

     We sell our automotive accessories products in the United States, Canada and Japan. Net sales based upon total revenue to customers by geographic area consisted of the following for each of the two years ended December 31.

                                           December 31,
                                            (in 000's)
                            -----------------------------------------
                                  2002                     2001
                            ----------------        -----------------
      United States         $10,637      90%        $10,283       87%
      Canada                   $993     8.4%         $1,106       10%
      Japan                    $144       1%           $286        2%
      Other                     $47     0.6%           $115        1%

     We have contracts with two sales representative companies in the United States who have established relationships with large automobile manufacturers in North America as well as Japan. As our sales increase, we may hire additional personnel or may contract with other sales representatives.

     Management plans to expand our product offerings by increasing the number and type of products offered for sale, to expand our customer base and to penetrate into new market segments. (See "Item 1. Description of Business--Business Strategy.") Management's strategy to achieve these objectives is described below:

     o Representatives of the Company will continue traveling to the United States, Japan, Europe, South America, China, etc. to present the Company and its products to prospects or other potential strategic partners.

     o We will continue increasing our presence (attendance or participation) in major trade shows in North America, Europe and Japan associated with our products.

     o We will continue to evaluate opportunities for growth or expansion of our business through investment in current or emerging technologies or product lines. We believe that opportunities to expand will be available to us and intend to investigate opportunities that are consistent with our goals and our expertise.

     Distribution.

     We generally sell and ship our products "F.O.B. factory" and most of our customers are responsible for the transportation of finished products from our factory or warehouse facility to their final destination and bear the risk of loss during transportation. We commonly bulk ship ordered parts to the customers' parts distribution centers within a mutually acceptable lead time, varying from 59 minutes to 30 days.

     In the United States and Canada, we ship our products to customer's parts distribution centers and vehicle processing centers. For the Japanese market, the OEMs generally have one centralized distribution center. With General Motors, we drop ship the ordered parts on behalf of our client, directly to the General Motors' network of 9,500 dealers.

     We have Electronic Data Interchange ("EDI") capability which facilitates receipt of orders from customers and transmission of invoices to customers electronically after shipment of parts.

     Major Customers.

     We sell principally to automobile manufacturers in the United States, Canada and Japan. For the year ended December 31, 2002, sales based upon our revenue in the United States, accounted for 90% of the Company's revenues (including sales to United States subsidiaries of foreign automobile manufacturers), sales in Canada accounted for 8.4% of these revenues, and sales in other countries accounted for 1.6%.

     For most of our customers, particularly the importer and Japanese auto makers, we engage in a simultaneous design/sales process with the OEM's engineering and purchasing organizations that normally results in a series of purchase orders geared to coincide with the release of a particular car model.

     As reflected below, we have four major customers who, together, accounted for 82% or more of the Automotive Accessories Division's sales during the last fiscal year:

                                              Year ended          Year ended
   Customer                Products        December 31, 2002   December 31, 2001
   --------                --------        -----------------   -----------------
General Motors   Hood protectors and rear         28%                 23%
(USA & CDN)      air deflectors

Honda Access     Sunroof wind deflectors          27%                 21%
America, Inc.    and rear air deflectors

Nissan North     Sunroof wind deflectors,         17%                 25%
America, Inc.    hood protectors and rear
                 air deflectors

Hyundai Motor    Sunroof wind deflectors          10%                 N/A
America, Inc.

     We manufacture accessories for the majority of our customers on a purchase order/invoice basis. For General Motors Corporation in the United States, we have a virtual just-in-time drop shipment program utilizing our operating and warehousing facilities in Bellingham, Washington.

     Competition.

     We have several competitors who have substantially greater technical, financial and marketing resources. For the sunroof wind deflector market, the primary competitor has been Plastic Form, a subsidiary under the umbrella of Masco Tech. In the hood protector and rear air deflector market, our major competitor is Autotron, a subsidiary of LUND International Holdings ("Lund"). EGR, an Australian based company and Auto Ventshade, an additional subsidiary of Lund, produce hood protectors and door visors in competition with us.

     We believe that the principal competitive factors we face in the automobile accessories industry, in order of importance, are quality, customer service and price. Management believes that we can effectively compete with our competitors because of the high quality of our products and our commitment to customer service and product innovation.

     Manufacturing.

     In June 2002 we moved our operations to a larger facility in Richmond, B.C., Canada. Prior to this move, we conducted operations at the Vancouver, B.C., Canada facility. See "Item 2. - Description of Property."

     Our automotive accessories manufacturing operation consists of three major functions: (i) thermoforming, (ii) machining, and (iii) finishing. Thermoforming involves heating a sheet of acrylic to soften it and then molding the softened acrylic into the desired shape. We are able to meet auto manufacturers' stringent surface requirements by using proprietary thermoforming processes (e.g., Matched Compression Molding) and production tooling (including milled aluminum tools), in a clean-air facility. We currently utilize slide-tray and state-of-the-art in-line thermoformers, plus a three-station rotary thermoformer that performs several functions simultaneously without operator intervention. Machining operations are performed with three-axis as well as five-axis Computer Numeric Control ("CNC") routers to shape the blades of the wind deflectors. Finishing includes: (i) polishing the edges of the blades; (ii) stamping identifying marks on the product; (iii) application of gasket/extrusion/brackets; (iv) labeling; (v)-cleaning; and (vi) boxing.

     Raw Materials and Suppliers. Acrylic is the single most expensive raw material used in manufacturing our products. We currently purchase our acrylic from Acrylco Manufacturing Ltd. (a Canadian distributor for Mitsubishi Canada Limited), Aristech Acrylics LLC in Florence, Kentucky and Laird Plastics (a Canadian distributor for Atofina Chemicals, Inc. in Pennsylvania). We do not have a long-term contract with any of these suppliers. If these suppliers should become unavailable in the future, it is expected that other suppliers would be readily available.

     In additional to acrylic, the principal components in our products are extrusions (long plastic strips used in mounting the deflector blades to vehicles), gaskets for sealing deflector blades onto vehicles' roofs and corrugated boxes. Supplies of these components are readily available from various suppliers. We are exploring the possibility of acquiring supply sources for our major components, and are investigating development of our own manufacturing capability for certain of our major components.

     The price of acrylic is connected to the price of petroleum and other chemicals used in its construction. We are susceptible to the fluctuating price of acrylic and a significant increase in the price of petroleum and acrylic could have a material affect on of the price of acrylic.

     Quality Assurance. We are ISO9001/QS9000 registered and these international quality standards control virtually all of our business practices as well as our operations.

     Our mission includes providing our clients with quality products on time and cost effectively based on innovative engineering solutions and manufacturing processes. The fitness-for-use of products/services is the vital principle that guides all of our activities. Further, the application of this principle is demanded from all suppliers. One of our primary objectives is to support the need of our employees as well as suppliers to foster this principle.

     We warrant our products to coincide with the automobile warranty provided by the automobile manufacturer to the consumer, or in the case of replacement parts and accessories, for the balance of the life of the new vehicle warranty or a minimum of 36 months or 36,000 miles after the date of installation on the vehicle, whichever is greater. We are obligated to reimburse our OEM customers for all legitimate quality related warranty claims paid by them.

     With the exception of the fiscal years ending December 31, 2001 and 2002, our level of defective products has represented approximately 1% of annual net sales. During the last fiscal year it was approximately 2.37%. In 2001, it was 4.2% and the cause was the result of defective gaskets used on some sunroof wind deflectors. The increase in the fiscal year ended 2002 was deemed to be primarily the result of a chemical reaction between a specific type of acrylic and the gasket used on some sunroof wind deflectors. A significant amount of research has since been completed on the different types of gasket materials to determine compatibility and the problem has been eliminated. In response to such defects, we employed two outside consultants to evaluate our processes, procedures and supplies used in the manufacture of our products. Additionally, we employed a new quality control manager to manage the quality control process and we continuously test the processes, procedures and supplies used in the manufacture of our products to detect and correct any problems that may lead to defective products in the future. However, there can be no assurance that we will not incur increased defective products and increased warranty claims. See "Factors that May Affect Our Future Results - Increase in Warranty Claims."

     During the fiscal year ended December 31, 2002, we expensed $273,389 related to warranty claims as compared to $490,959 during the fiscal year ended December 31, 2001.

     Research and Development.

     We believe that our product development capabilities are important to the future success of our business. We have 14 permanent employees engaged in R&D at our Richmond facility. They conduct activities associated with development of new products, improvements to existing products and the development of new manufacturing processes. Management believes that spending on research and development activities will continue to support increased business. We expensed $481,195 on research and development activities during the year ended December 31, 2001, and $740,105 during the year ended December 31, 2002.

     Product Design.

     We have all the necessary soft and hard engineering tools to meet the exacting standards for product design imposed by our automobile manufacturer clients. Management is also optimistic that we will continue to shorten the product development cycle through more efficient design processes as well as enhanced tooling. We will continue improving our lead times by using more efficient design software and innovative prototype tools fabricated in house, and changes in the design process in keeping with the Cell manufacturing method.

     When the design of a vehicle model changes configuration, we must retool our products to insure proper fit to the new vehicle. Although frequent model or configuration changes would increase our costs, tooling costs are frequently passed on to the customer, often over a two-year period. Successful deployment of the new production process now under development is expected to result in improved quality, and less scrap/rework.

     Seasonality.

     Our products are not subject to significant seasonal variation. Our backlog as of any given date is not a meaningful measure of our future business because our customers generally require rapid shipment of orders.

     Patents, Trademarks, Licenses, Franchises, Concessions or Royalty
Agreements.

     Currently, we do not hold patents on any of our automotive accessory products, nor do we have any licenses, trademarks, franchises, concessions or royalty agreements. During the period ended December 2000, we filed patent applications for a proprietary molding process known as Match Compression Molding ("MCM.") In March 2003, our patent counsel was informed that these applications would be denied by the United States Patent and Trademark Office because of conflicts with other patent and trademarks. We also filed a trademark application for MCM in Canada, which has been approved for publication in the Trademark Journal and will be allowed for registration in due course in the absence of any third party opposition.

     We rely on a combination of trade secret laws, employee and third party disclosure agreements and other intellectual property protection methods to protect our proprietary rights. Although our competitive position may be adversely affected by unauthorized use of our proprietary information, management believes that the ability to fully protect our intellectual property is less significant to our success than other factors, such as the knowledge, ability and experience of our employees and our ongoing product development and customer support activities. There can be no assurance that the protections in place by us will be adequate.

     There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products, or that licenses would be available if any of our technology or products were successfully challenged by a third party, or if it became desirable to use any third party technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

     While we do not believe we are infringing upon the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to any of our existing or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licenses in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

     Government/Environment Regulation.

     We are subject to federal, provincial and local regulations concerning consumer products and occupational safety and health. We believe that our operations currently comply in all material respects with these laws and regulations. In general, we have not experienced any difficulty complying with such regulations and compliance has not had a material affect on our business.

     We are subject to various federal, provincial and local environmental laws and regulations. Management believes that our operations currently comply in all material respects with applicable laws and regulations. Management believes the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for us and our competitors. Such changes in the laws and regulations may require us to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material. Costs for environmental compliance and waste disposal have not been material in the past.

ORBITAL POLISHING

     Pursuant to the decision to sell the Wonder Tool assets in 2002, in January 2003, the Company sold the Wonder Tool assets. For this reason, Wonder Tool has been reflected as discontinued operations in our consolidated financial statements.

     Principal Products.

     During 2002, Wonder Tool, the Orbital Polishing segment manufactured and distributed a twin-head aircraft and automobile orbital polisher as well as polishing and detailing compounds, pads and additional supplies.

     Orbital Polishers. The aircraft and automobile polishers were manufactured by Cyclo under the name "Wonder Tool" since 1953. Management believed that prior to the WTI Asset Sale, Wonder Tool was one of the leading manufacturers of orbital polishers sold into the aircraft maintenance and automobile detailing markets. The polisher features dual orbital action heads, a lightweight balanced design and 4" heads to manage large areas and hard to reach contours with equal efficiency. The polisher is versatile, allowing the quick change of bonnets, discs, pads, and brushes to perform a variety of finishing jobs. Wonder Tool produced a variety of polishers including electric and pneumatic versions.

     Polishing Supplies. Wonder Tool also manufactured polishing and detailing compounds, pads and additional supplies for use with its orbital polisher. The supplies included bonnets, Velcro disks, pads, brushes, and a complete line of deoxidizing and polishing compounds.

     Industry Overview.

     The random orbit polisher dates back to the mid 1950's when Cyclo Manufacturing Company invented and developed the dual head orbital polisher. The original patents for single, dual and the triple head orbital polishers came from Cyclo. The orbital polisher plays a key role in the aircraft and automotive polishing and detailing industry by offering an alternative to polishing by hand. For over 45 years major airlines and the military have utilized the aircraft polisher in the appearance and maintenance of aircraft, missiles and ground support equipment. The polishers are a reliable tool for car dealerships, service stations, car washes and detail shops.

     Marketing and Sales.

     Wonder Tool sales were made directly by the Company. A limited amount of resources was spent in this effort.

     Distribution.

     We directly fulfilled all orders placed for orbital polishers and related suppliers to the auto detail industry via distributors and mail order catalogues. Shipments were made on either a prepayment basis or on a purchase order with terms for larger, more established customers.

     Major Customers.

     We had no contracts with any of its major customers for orbital polishers or products. We used multiple distributors of our orbital polisher products and a total of over 3,000 customers worldwide.

     Competition.

     We faced several competitors in the orbital polishing industry. Prior to the WTI Asset Sale, management believed that the primary competitors to be Gem Industries, Inc. and Waxcoa/Chamberlain, who both market only a single head orbital polisher.

     Manufacturing.

     Wonder Tool orbital polishing products were manufactured in Denver, Colorado.

     The orbital polisher manufacturing process consisted of machining, polishing, installation, finishing, assembling and testing of the orbital polisher. Prior to the WTI Asset Sale, we also manufactured in house the majority of the chemical product line as well as its bonnets and other orbital polisher accessories.

     Raw Materials and Suppliers. We purchased components including unfinished aluminum castings, gears, bearings, electrical cords and motors used in the manufacturing process of the orbital polisher and foam disks, wool pile and raw rubber used in the manufacturing of bonnets. We did not have any contracts with any of our suppliers.

     Quality Control. The orbital polisher was manufactured for over 45 years and we internally set its own specifications and high quality standards. Prior to the WTI Asset Sale, we performed a testing procedure to conduct individual inspections of each polisher to ensure proper functioning and compliance with its specifications. We did not experienced any significant problems with the orbital polishing products.

     Product Design.

     Tests were performed to determine if improvements could be made to either the orbital polisher or in the manufacturing and assembly process for the orbital polisher. Further, tests were performed on alternative components such as motors, bearings and pads in an attempt to improve upon the performance of the orbital polisher and related accessories. Adhesives were continuously tested to ensure orbital pads remain intact throughout their use with the orbital polisher.

     Seasonality.

     The orbital polishing products were not subject to significant seasonal variation.

     Patents, Trademarks, Licenses, Franchises, Concessions or Royalty
Agreements.

     In connection with the WTI Asset Sale, we sold our rights in one patent and three trademarks, including the Double Drum Polisher, Free-Flight, Soil-Zorb and Solv-it.

EMPLOYEES

     As of March 20, 2003, the Company employed 173 production workers, 14 research and development personnel, 12 clerical/administrative staff and three management staff members.

     On September 11, 2002, the Canadian Auto Workers Labor Union was certified by a vote that was monitored by the BC Labor Relations Board. We are now in the process of negotiating the first contract. We believe there is an adequate supply of suitable labor, as well as professionals, available.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

     You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects.

     Important Factors Related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that we will continue in business as a "going concern," that we will continue to develop, market and ship products on a timely basis, that competitive conditions within the automotive industry will not change materially or adversely, that demand for our products will remain strong, that we will retain existing customers and key management personnel, that our forecasts will accurately anticipate market demand, that our bank will continue to provide our various credit facilities and loans, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

     Dependence Upon Major Customers. Our Automotive Accessories division has four customers, which together, accounted for approximately 82% of our sales during the year ended December 31, 2002. See "Item 1. Description of Business - Major Customers." There can be no assurance that these customers will continue to purchase our products at these levels in the future. The loss of any one of these major customers, or a significant reduction in their purchases, would have a material adverse effect upon the Company.

     Dependence Upon Industries. Our current products consist exclusively of automobile accessories, specifically sunroof wind deflectors, hood protectors, rear air deflectors and door visors. Accordingly, the market for our products is tied to the success of the automobile industry, and our success is dependent upon this industry. Demand in the automotive industry is significantly dependent on the United States and global economies and our business and profitability are exposed to current and future uncertainties including a continuation of the current downturn in the economy.

     Our operations are dependent upon automotive production and consumer demand. The automotive market is highly cyclical and is dependent on consumer spending and is particularly sensitive to changes in interest rates, the level of consumer debt, and consumer confidence. The military conflict with Iraq and other recent political and economic developments have adversely affected consumer confidence throughout the United States and much of the world. Any sustained weakness in demand or continued downtown in the economy would have a material adverse effect upon our sales, profitability and cash flow.

     Dependence Upon Automobile Manufacturers in Japan and Related Risks. A significant percentage of our sales are to Japanese automobile manufacturers in the United States or Canadian subsidiaries of Japanese automobile manufacturers. The passage of protectionist legislation, including increased import tariffs, or public sentiment against imports could result in a decrease in sales of Japanese automobiles which would have a direct negative impact on our sales. In addition, the economic problems experienced in Japan could have a material and adverse effect upon Japanese customers, which could have a material and adverse effect on us. Further, the devaluation of the Japanese yen could result in Japanese automobile manufacturers looking to Japanese suppliers of automobile accessories that also could have a material adverse effect upon sales.

     Competition. Our sales and profitability should be considered in light of the competitive environments in which we operate. We operate in an industry that is highly competitive, and many of our competitors, both local and international, have substantially greater technical, financial and marketing resources than us. The principal factors that determine our competitive position include quality, customer care and price. Management believes that our research and development capabilities, concentration on increased production efficiencies and commitment to customer service and product innovation will enable the Company to continue to compete effectively. However, there can be no assurance that our products will be competitive in the face of advances in product technology developed by competitors or by automobile manufacturers themselves. In addition, there are no significant technological or manufacturing barriers to entry into the automobile accessories industry in which we operate.

     Currency Fluctuation. Our sales are principally transacted in United States dollars, whereas our labor, overhead and most component costs are paid in Canadian dollars. Recent fluctuations in the value of the United States dollar versus other currencies (primarily the Canadian dollar), and fluctuations in the relative values of those currencies, have had a negative impact upon our financial performance. During 2002, we did not engage in hedging activities with respect to currency fluctuations. However, management intends to take corrective action in an effort to attempt to minimize any negative impact foreign currency fluctuations may have upon us. However, if we are unsuccessful in hedging against currency fluctuations, it may have a material adverse effect on us.

     Dependence on Component and Raw Materials Suppliers. We purchase raw materials, primarily acrylic from various suppliers. Although we have long term relationships with our key suppliers we do not have long term supply agreements. We do not anticipate significant delays or disruption in the manufacture and delivery of our raw materials or components, but there can be no assurance that delays or disruptions will not occur. The loss or breakdown of our relationships with our suppliers could subject us to delays in the delivery of our product to customers and even the loss of customers. In addition, increased prices for raw materials or component parts could have a material adverse effect on profitability.

     Raw Materials Price Increase. We purchase acrylic for use in our products. The price of acrylic is connected to the price of petroleum and other chemicals used in its construction. Recently because of geo-political conditions, the price of petroleum has increased. We are susceptible to the fluctuating price of acrylic and a significant increase in the price of petroleum could significantly affect the price of acrylic. Any increase in the price of acrylic could have a material adverse effect upon us.

     Manufacturing Risks. Our business is subject to many of the risks inherent in manufacturing, including risks associated with production equipment failure, fluctuating costs of raw materials and component parts, shortages of raw materials, changes in governmental regulations, labor shortages, work stoppages and other labor difficulties. Any significant interruption of manufacturing activities could have a material adverse effect on us.

     Increase in Warranty Claims. With the exception of the fiscal years ending December 31, 2001 and 2002, our level of defective products has represented approximately 1% of annual net sales. During the last fiscal year it was approximately 2.37%. In 2001 it was 4.2% and the cause was the result of defective gaskets used on some sunroof wind deflectors. The increase in fiscal 2001 was deemed to be primarily the result of a chemical reaction between a specific type of acrylic and the gasket used on some sunroof wind deflectors. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves are sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

     Dependence on a Limited Number of Products. We manufacture and sell sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and mini-vans. Our sales of each of these products are dependent on the popularity of the type of vehicle or the vehicle accessory to which the product relates. For example, a decline in popularity of sunroofs would result in decreased sales of sunroof wind deflectors, while a decline in popularity of light trucks (which includes sport utility vehicles as well as pickup trucks) and mini-vans would result in decreased sales of hood protectors and rear air deflectors. Although not anticipated in the foreseeable future, such events could have a material adverse effect on our business.

     Automotive OEMs Have Historically Had Significant Leverage Over Their Outside Suppliers. The automotive industry is fragmented and serves a limited number of OEM's. As a result, OEMs have historically had and continue to have a significant amount of leverage over their outside suppliers. Our arrangements with our customers required us to supply our products at predetermined prices that may decline over time. The costs we incur to fulfill orders may vary from our initial estimates due to a number of factors, including changes in the costs of labor, components or raw materials. If we are unable to pass along these increased costs, our margins and profitability will be adversely affected.

     In April 2000 and April 2002, a major customer of the Company demanded price reductions on existing products from all its suppliers (worldwide) in three stages. These reductions became effective in April 2000 and the third stage started in April 2002. This customer has since required that its suppliers integrate this cost reduction program into all quotes for new products that are to be introduced over the next few years. In turn, we have been assured future business. Management has agreed to the reductions and is planning to compensate for them via value engineering activities expected from the development of the newly developed processes and the less expensive materials these processes will allow.

     However, since the Company has had limited commercial experience with these processes, at this time no assurance can be given that the price reductions can be counter balanced with the use of these new processes plus the less expensive materials. Further, there can be no assurance that the future business will actually result in firm orders from, or sales, to this customer. Our failure to realize sales from new and existing programs would have a material adverse effect on our net sales, income and cash flow.

     We Have Indebtedness. At December 31, 2002, our total indebtedness consisted of $1,975,964 under our banking facilities and $2,659,223 of other trade payables and accrued liabilities. Additionally, our banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. During the year ended

December 31, 2002, we were in violation of certain covenants contained in the facilities agreement. A breach in the facilities agreement may allow the bank to revoke the credit facilities. However, the Company remains in close contact with its lenders and has never been in default or breach of any payment and/or payment schedule set forth in its original loan agreements. Management believes that our banking facilities will not be revoked; however if the facilities are revoked, management believes that we will be able to enter into alternative financing arrangements. We could be materially and adversely affected if our banking facilities are revoked and alternative financing arrangements are not obtained. See "Item 6 - Capital Resources and Liquidity."

     Our indebtedness may:

     o    make us more vulnerable to unfavorable economic conditions;

     o make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

     o require us to dedicate or reserve a large portion of our cash flow from operations to make payments on our indebtedness, which would prevent us from using it for other purposes, such as capital expenditures for new product launches and other items which may be required in order for us to bid on or accept new business;

     o make us more susceptible to fluctuations in market interest rates that affect the cost of our borrowings; and

     o make it more difficult for us to pursue strategic acquisitions, alliances and partnerships.

     We Have Liquidity Problems Which May Require Further Financing. There can be no assurance that, if required, any additional bank financing will be available upon terms and conditions acceptable to us, if at all. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon us.

     Going Concern. The independent auditor's report accompanying our December 31, 2002 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. However, we have a significant working capital deficit and are in violation of certain loan covenants with our primary lender. Although we believe that we have reversed our operating losses and are currently operating at a profitable level, there can be no assurance that we will be able to generate sufficient positive cash flow from operations to address all of our cash flow needs. If our current lenders were to "call" our loans and we were not able to find alternative sources of cash, our shareholders would be materially and adversely affected.

OUR BUSINESS MAY BE SIGNIFICANTLY ADVERSELY AFFECTED BY WORK STOPPAGES AND OTHER LABOR MATTERS

     Our Employees. As of March 31, 2003, approximately 84.65% of our employees were unionized. We are currently negotiating our first agreement. If we are unsuccessful in negotiating with our union, we may encounter a strike as early as May 13, 2003, or binding contractual limitations, either of which could:

     o have an adverse effect on our ability to produce our products in accordance with customer contracts;

     o    interfere with the launch of new product programs;

     o    cause us to lose business to competitors; or

     o limit our flexibility in dealing with our workforce and promptly adjusting to changing economic conditions.

     Our inability to manufacture or deliver products as a result of strikes or binding contractual limitations could have a material adverse effect on our net sales, net income and cash flow.

     OEMs and Suppliers. Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or these suppliers could result in slow downs or closures of assembly plants where our products are included in assembled vehicles. For example, over the past four years, there have been labor strikes against General Motors that have resulted in work stoppages. Material work stoppages by one or more of our customers or these other suppliers could have a material adverse effect on our business. Furthermore, organizations responsible for shipping our customers' products may be impacted by occasional strikes staged by the unions representing transportation employees. Any interruption in the delivery of our customers' or their other suppliers' products would reduce demand for our products and could have a material adverse effect on our sales, profitability and cash flow.

     We Are Controlled by Our Management, Whose Interest May Differ From Those of The Other Shareholders. At the present time, Mr. Robert C. Johnson, the chairman of the board of directors, and Mr. Raymond Gherardini, a member of the board of directors, each are record owners of 625,000 shares of our common stock, collectively representing approximately 50% of the issued and outstanding shares of common stock. Due to their stock ownership, Mr. Robert C. Johnson and Mr. Raymond Gherardini are in a position to elect the board of directors and, therefore, to control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of our securities. Mr. Robert C. Johnson and Mr. Raymond Gherardini are able to prevent or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Mr. Robert C. Johnson's and Mr. Raymond Gherardini's consents. The interest of our largest shareholders may differ from the interests of other shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

     Richmond, British Columbia.

     We lease 52,080 square feet of office and warehouse space located at 7791 Alderbridge Way, Richmond, B.C., Canada. The lease term is for seven years, and is renewable for a five year term. The total rent per month of CDN $22,785 (i.e., US $14,754) during the first two years of the lease term. The total rent per month during the third, fourth and fifth year is CDN $23,870 (US $15,500) and the remaining two years rent is CDN $24,955 (US $16,205) per month.

     Vancouver, British Columbia.

     We are also responsible for the lease of our prior facility located at 3137 Grandview Highway, Vancouver, B.C., Canada V5M 2E9. This facility, leased from Rockmore Investments Ltd., consists of 27,777 square feet of factory, warehouse and office space. The lease term is five years and is due to expire in September 2004. The current total rent is CDN $13,270 (i.e., US $8,294 based upon current exchange rates) per month. The lease is a triple net lease, and the Company is responsible for its share of common area expenses and maintenance. We continue to attempt to sublease this space.

     Bellingham, Washington.

     We also lease 5,000 square feet of warehouse space in Bellingham, Washington, at a rental rate of US $1,800 per month on a month-to-month basis. This facility is used primarily for warehousing products for distribution to certain United States customers.

     Denver, Colorado.

     During 2002, we leased 3,400 square feet of warehouse space in Denver, Colorado at a rental rate of US $5,000 per month. This facility was used for the Wonder Tool operations prior to the WTI Asset Sale.

ITEM 3. LEGAL PROCEEDINGS

     Alex Ding Litigation.

     Following his termination for cause from his position as president of the Company on September 12, 2001, Alex Ding, a former director of the Company and the Company's former president filed a Writ of Summons on September 13, 2001, in the Supreme Court of British Columbia (Action No. S015104). Mr. Ding's claims were made against the Company, Multicorp Holdings Inc., Glas-Aire Industries Ltd., William R. Ponsoldt, Craig Grossman, Todd Garrett, Mark Baldinger, Regency Affiliates, Inc. and Speed.com, Inc. (collectively the "Defendants"). Mr. Ding asserted among other things that the redemption transaction involved a breach of agreements with HSBC Bank Canada ("Bank"), securities laws, corporate laws, and fiduciary duties owed by the Defendants to the Company's shareholders. Mr. Ding asserted that the court should enjoin various actions relating to the redemption and grant other relief. Mr. Ding has not served all of the Defendants personally, and has not filed a Statement of Claim. The Company discussed the redemption with its Canadian counsel prior to effecting the redemption, and determined that proceeding with the redemption would not be in violation of a court order or otherwise prohibited. Further, the Bank reviewed the proposed redemption transaction with both outside counsel and an outside accounting firm. After completion of these reviews, the Bank loaned the Company the funds necessary to effect the redemption. On January 14, 2003, Mr. Ding filed a notice of discontinuance against the Company, Multicorp Holdings Inc., Glas-Aire Industries Ltd., William R. Ponsoldt, Craig Grossman, Todd Garrett, Mark Baldinger, Regency Affiliates, Inc. and Speed.com, Inc.

     On November 14, 2001, the Company filed a Writ of Summons with a Statement of Claim against Mr. Ding in the Supreme Court of British Columbia alleging that Mr. Ding had breached his fiduciary duty of loyalty to the Company. The Statement of Claim alleges that Mr. Ding violated his fiduciary duty after he was terminated for cause by making false statements to HSBC Canada that the Company would be rendered insolvent by proceeding with the redemption and would be unable to repay the funds advanced by the Bank. Further, the Company alleges that as a result of Mr. Ding's actions the Company was forced to incur additional expense with the Bank for a separate accounting firm and the Bank's attorneys to review the proposed redemption transaction. Further, Mr. Ding after his dismissal retained a laptop computer that had been provided to him by the Company for approximately one week and during that time he improperly deleted communications to and from the Company's customers and other information that was on the laptop computer ("Data"). The Data deleted was important and sensitive information owned by the Company and critical to the ongoing operations of the Company. The Company alleges that it was temporarily deprived of the laptop computer, and permanently deprived of the Data since there are not other copies of the Data in the Company's files. The Company alleges that Mr. Ding's actions were in breach of his fiduciary duties to the Company and that the Company has suffered damages as a result of Mr. Ding's actions. The Company is seeking: (i) an order that Mr. Ding return all copies of the Data that he retained; (ii) damages and costs, and (iii) other relief. Mr. Ding has filed a counterclaim against the Company for wrongful dismissal. These matters are still pending.

     Celco Plastics, Ltd. Litigation.

     On July 31, 2002, we filed suit against Celco Plastics Ltd. ("Celco") in the Supreme Court of British Columbia (Action No. SO24264). We allege that Celco, our supplier of extrusions in the form of gaskets, supplied defective gaskets to us commencing in 2000. We are alleging breach of contract and the negligent manufacture of gaskets against Celco. We are seeking general damages, special damages, interests and costs. Celco has commenced a counterclaim against us for payment of outstanding invoices in the amount of CDN $32,521.24 as well as general damages, special damages, interests and costs.

     Universal Dynamics Limited Litigation.

     On February 14, 2003, Universal Dynamics Limited ("Universal") filed suit against us in the Supreme Court of British Columbia (Action No. S024878). The statement of claim alleges that we have refused or neglected to pay outstanding invoices to Universal for services provided in the design, preparation of drawings and consulting work with regard to our new facility in Richmond, B.C. Universal is seeking damages in the amount of approximately CDN $90,000, plus interest and costs. We have not yet filed a response to Universal's claims, however, we assert that Universal failed to perform pursuant to our agreement and we were forced to employ an additional consulting company to complete the tasks. We intend to vigorously defend against this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information.

     The Company's Common Stock is currently traded on the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol GLARE.OB.

     Our common stock was traded in the over-the-counter market on the NASDAQ Small Cap Market under the symbol "GLAR" until it was delisted in March 2002. Our common stock was delisted from the NASDAQ SmallCap Market for failure to comply with the requirement to hold an annual meeting of the Company's shareholders during the fiscal year ended December 31, 2001, and for failure to obtain the approval of our shareholders for the consummation of the acquisition of Wonder Tool.

     Our common stock was also listed on the Pacific Stock Exchange under the Symbol GLA until it was delisted on November 22, 2002. The Company's common stock was delisted from the Pacific Stock Exchange for failure to meet the minimum share bid price.

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of common stock, as reported by NASDAQ. The quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     Year Ended December 31, 2002                          High          Low
     ----------------------------                          ----          ---

     January 1, 2002 through March 31, 2002                $1.70         $0.75
     April 1, 2002 through June 30, 2002                   $1.00         $0.30
     July 1, 2002 through September 30, 2002               $0.60         $0.25
     October 1, 2002 through December 31, 2002             $0.30         $0.10

     Year Ended December 31, 2001                          High          Low
     ----------------------------                          ----          ---

     January 1, 2001 through March 31, 2001                $2.563        $1.375
     April 1, 2001 through June 30, 2001                   $3.10         $1.01
     July 1, 2001 through September 30, 2001               $1.97         $1.10
     October 1, 2001 through December 31, 2001             $1.35         $.77

     The closing price of the common stock on March 20, 2003 was $0.18 per share. As of March 20, 2003, the Company had approximately 33 shareholders of record and estimates that its common stock was beneficially owned by more than 500 shareholders based upon ownership in "street name."

     Securities Authorized for Issuance Under Compensation Plans.

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance:

                                    Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------
                                                                              Number of securities remaining
                              Number of securities to    Weighted-average     available for future issuance
        Plan Category         be issued upon exercise   exercise price of    under equity compensation plans
                              of outstanding options,  outstanding options,  (excluding securities reflected
                                warrants and rights    warrants and rights          in the 1st column)
---------------------------- ------------------------ ---------------------- -------------------------------
Equity Compensation Plans            180,000                 $ 2.75                         N/A
approved by security holders
---------------------------- ------------------------ ---------------------- -------------------------------
Equity compensation plans            255,000 (1)             $ 0.01                       320,000 (2)
not approved by security
holders
---------------------------- ------------------------ ---------------------- -------------------------------
                Total                265,000                 $ 2.76                       320,000
---------------------------- ------------------------ ---------------------- -------------------------------

(1) Includes 85,000 shares vested on April 12, 2002 pursuant to Mr. Grossman's employment agreement not issued pursuant to any equity compensation plan. Mr. Grossman has an addition 85,000 warrants which vest on April 12, 2003 and 85,000 warrants which vest on April 12, 2004.

(2) Includes 160,000 options that may be issued pursuant to the Incentive Compensation Plan and 160,000 options that may be issued pursuant to the Non-Qualified Option Plan.

     Sales of Unregistered Securities.

     On December 21, 2001, we consummated a reverse merger transaction whereby we acquired 100% of the issued and outstanding stock of Wonder Tool for 1,250,000 shares of our common stock. Prior to the merger, Wonder Tool's common stock was held by Cyclo, a private company owned by two shareholders each of whom management believes is an "accredited investor." Cyclo then distributed the Glas-Aire shares to its shareholders. As a result of this transaction, the owners of Cyclo acquired 50.7% of the Company's outstanding voting stock. The acquisition was a privately negotiated transaction, and management believes that this transaction was exempt from the registration provisions of the Securities Act of 1933, as amended (the "1933 Act") pursuant to Section 4(2) of the 1933 Act.

     Dividends.

     No dividends were declared or paid during the fiscal year ended December 31, 2002 and 2001. Although the board of directors may elect to declare stock dividends in the future, there are no present plans, arrangements, understandings or commitments to do so.

     The payment of cash dividends is within the discretion of the board of directors. The board of directors have advised that they do not anticipate declaring and paying cash dividends in the foreseeable future.

     Proceeds of Offering.

     The Company received net proceeds from a registered public offering amounting to approximately $2,773,000 in May 1996. The registration statement for that offering was declared effective on May 1, 1996, and the SEC File No. was 33-99258-LA. During 2002, we used the remaining $450,000 from this offering on moving expenses to our new facility in Richmond, B.C. Canada.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Selected Financial Data.

     The selected financial information set forth below is derived from the audited 2002 consolidated financial statements of Glas-Aire. On December 21, 2001, we completed a share exchange agreement with the stockholders of Wonder Tool which resulted in the former stockholders of Wonder Tool controlling our company. Accordingly, the transaction was accounted for in our consolidated financial statements as a reverse acquisition whereby Wonder Tool is the acquiring and continuing entity.

     Accordingly, comparative 2001 information in this annual report and the accompanying consolidated financial statements reflects:

     o the consolidated results of operations and cash flows of Wonder Tool and Glas-Aire for the period from December 21, 2001 (the date of acquisition and incorporation of Wonder Tool) to December 31, 2001;

     o the results of discontinued operations and cash flows of Wonder Tool's predecessor (the Orbital Polishing Division of Cyclo Manufacturing) for the period from January 1, 2001 to December 20, 2001; and

     o the results of operations and cash flows for Glas-Aire for period from January 1, 2001 to the date of the reverse acquisition (December 20, 2001) because Glas-Aire is considered the predecessor business.

     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and are stated in United States dollars. The selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes and the information set forth below under this Item 6.

     In January 2003, the Company sold the Wonder Tool assets, therefore, the assets, liabilities, results of operations and cash flows for Wonder Tool have been classified as Discontinued Operations in the consolidated financial statements (See Note 16).

     The independent auditors' reports appearing elsewhere in this document contain explanatory paragraphs that state that the Company's losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

     Overview.

     The Company's losses for the preceding year were substantial, and management believes that it is important to note that certain of the expenses incurred were one time expenses that impacted the Company's financial performance during the 2002 fiscal year. The Company experienced several one-time charges associated with a relocation of its manufacturing plant and costs associated with warranty claims for defective products introduced in 2001.

     The Company retrofitted and moved into a new manufacturing facility in Richmond, B.C. Canada. In the course of this move, the Company spent approximately $82,885 on moving expenses and equipment and truck rental. Further, the Company wrote off leasehold improvements on the Vancouver property in the amount of $114,105. Additionally, pursuant to GAAP, the Company has accrued for its rental obligations for the Vancouver facility in the amount of $253,696.

     During the year ended December 31, 2002, the Company experienced increased warranty claims related to defective products introduced to market in 2001. In connection with these claims, the Company hired consultants and performed laboratory tests to identify and resolve the problems associated with the defective products. The Company recognized expenses for the consultants and laboratory tests in the amount of $99,794.

     Management's Plan Going Forward.

     Management believes the Company can return to profitability in 2003 and will generate cash flow therefrom to meet cash requirements over the next twelve months. While the Company believes its plan to be achievable, there can be no assurance that it will generate sufficient cash flow from operations to address all cash flow needs. Additionally, the Company's primary lender has indicated that, although the loans remain on a demand basis, the loans may be repaid in accordance with the terms and conditions outlined in the banking agreement. This includes amortized payments on the non-revolving facilities. Thus, the Company will continue making period payments on the term debt. Management believes that the Company will be able to maintain these credit facilities on a going forward basis; however, there can be no assurance that this will occur. In addition, management is pursuing alternative financing arrangements. There can be no assurance that the Company will be able to secure alternative financing if needed or obtain alternative financing on terms satisfactory to the Company.

     Management has implemented a plan to increase sales and improve efficiencies while reducing labor costs. Management has added additional personnel to strengthen its manufacturing, engineering, quality control and research and development departments in an effort to improve efficiencies and increase the Company's profit margins. Management is optimistic that these steps will contribute to the Company's return to profitability and provide sufficient cash flow from operations, capital resources and liquidity to continue to operate into the future and continue as a going concern. However, there can be no assurance that the sales increase, improvement in efficiencies or reduction in labor costs will be successful.

     Balance Sheet Data.

                                                    Period From
                                       -------------------------------------
                                       December 31, 2002   December 31, 2001
                                       -----------------   -----------------

     Working Capital (deficiency)         $(1,647,951)        $   868,330
     Total Current Assets                 $ 3,024,068         $ 3,543,779
     Total Current Liabilities            $ 4,672,019         $ 2,675,449
     Total Assets                         $ 5,129,447         $ 5,052,743
     Total Long Term Debt                 $      --           $   748,131
     Capital Lease Obligations            $    51,050         $    63,111
     Deferred Income Taxes                $   170,975         $   198,031
     Stockholders' Equity                 $   222,151         $ 1,368,021


     Income Statement Data.

                                                        Period from
                                ------------------------------------------------------------
                                 Year Ended    December 21 to   January 1 to    January 1 to
                                December 31,    December 31,    December 20,    December 20,
                                    2002           2001(a)         2001(b)         2001(c)
                                ------------    ------------    ------------    ------------
Sales                           $ 11,820,642          53,774            --        11,735,690
Cost of Sales                      9,712,823          46,440            --         8,565,896
Gross Profit                       2,107,819           7,334            --         3,169,794
Research and Development             740,105          12,694            --           468,501
Selling and Distrib                  999,070             594            --         1,113,534
General and Admin                  1,788,305          70,070            --         1,003,740
(Loss) Income from Operations     (1,419,661)        (76,024)           --           584,019
Loss from Continuing
Operations                        (1,366,459)        (48,010)           --        (3,516,066)
Income from discontinued
operations                            84,684            --           178,662            --
Net (loss) Income from the
period                            (1,281,775)        (48,010)        178,662      (3,516,066)
(loss) earnings per share
- basic and diluted -
Continuing operations                  (0.55)          (0.02)           --             (1.64)

Discontinued Operations                 0.03            --              0.14            --
                                ------------    ------------    ------------    ------------
Net (loss) income per share            (0.52)          (0.02)           0.14           (1.64)

Weighted average number of
shares outstanding                 2,483,322       2,464,349       1,250,000       2,150,024

(a) Represents the results of operations of Wonder Tool and Glas-Aire Industries Group Ltd. for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).
(b) Represents the results of operations of Wonder Tool, which includes its predecessor Orbital Polishing Operations. (Note 1).
(c) Represents the results of operations of Glas-Aire Industries Group Ltd., the predecessor company.

     Results of Operations.

     The following table sets forth selected income data as a percentage of net sales for the periods indicated.

                                                   Period From
                                   -------------------------------------------
                                   Year Ended December     Year Ended December
                                        31, 2002               31, 2001(a)
                                   -------------------     -------------------
Net Sales                                  100%                    100%
Cost of Sales                             82.2%                   73.0%
Gross Profit                              17.8%                   27.0%
Research and Development                   6.3%                    4.1%
Selling and distribution                   8.5%                    9.5%
General and Administrative                15.1%                    9.1%
Income (loss) from operations           (12.0%)                    4.3%

(a) Represents the combined results of operations of Wonder Tool and Glas-Aire Industries Group Ltd. for the period January 1, 2001 to December 31, 2001.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     As a result of the sale of Wonder Tool net assets in January 2003, we now operate in one industry segment: the automotive accessories business. Results of operations of the orbital polishing business are segregated in our financial statements as discontinued operations. For the purposes of meaningful discussion, 2002 results of operations are compared to 2001, the 2001 amounts combine the results for 11.5 month period ended December 20, 2001 with the 10 day period from the date of reverse acquisition of Wonder Tool (December 21, 2001) to December 31, 2001. Such amounts corresponding to our consolidated financial statement presentation are properly segregated in the Selected Financial Data table.

     Sales. Sales increased by 0.58% from $11,789,464 for the year ended December 31, 2001 to $11,820,642 for the year ended December 31, 2002. The sales increase was primarily due to an increase in volume of products sold as a result of (i) a general increase in automotive sales, (ii) the addition of new customers, (iii) sales of new parts, and (iv) additional orders received from existing customers and offset in part from a 5.5% price reduction requested by our largest customer effective April 2002. Revenues from our four major automotive accessories customers accounted for approximately 82% of our sales during the year ended December 31, 2002.

     Gross Profit. Gross profit margins decreased from $3,177,128 or 27% when expressed as a percentage of sales for the year ended December 31, 2001 to $2,107,819 or 17.8% for the year ended December 31, 2002. This net decrease of $1,069,309 or 10.44% was due primarily to (i) an increase in direct labor and overhead costs for replacement of products in our automotive accessories segment due to quality control problems associated with the process of manufacturing acrylic deflectors, and (ii) an increase in material and labor cost for replacement of products without charge.

     Research and Development. Expenses for R&D increased by 53.81% from $481,195 for the year ended December 31, 2001 to $740,105 for the year ended December 31, 2002. The increase can be attributed to an increase in testing of materials used and product design modifications, an increase in number of engineering personnel, and an increase of ordinary research and development activities.

     Selling and Distribution. Selling and distribution expenses decreased by 10.32% from $1,114,128 for the year ended December 31, 2001 to $999,070 for the period ended December 31, 2002. This decrease of $115,058 was primarily due to
(i) a decrease of $217,570 or 19.53% in warranty claims expenses, (ii) an increase of $96,275 or 8.64% due to payroll accrual for a former officer of the Company, (iii) an increase of $37,580 or 3.37% in travel and promotion expenses, and (iv) a decrease of $31,342 or 2.81% in costs related to the elimination of a sales representative in Japan.

     General and Administrative. General and administration expenses increased by 66.5% from $1,073,810 for the year ended December 31, 2001 to $1,788,305 for the year ended December 31, 2002. This was a result of (i) a decrease of $117,209 or 10.50% due to a loss from operation with no bonuses being paid, (ii) an increase of $253,696 or 23.6% in rent and common areas costs due to the obligation for rent of the Vancouver facility until September 2004, (iii) an increase of $114,105 or 10.6% due to write-off of lease-hold improvements to the Vancouver facility, (iv) an increase of $241,419 or 22.5% related to the employment of two new managers, (v) an increase of $60,723 or 5.65% related to compensation expense for warrants granted to our Chief Executive Officer and President, (vi) an increase of $46,804 or 4.35% related to the preparation of quarterly and annual reports, and consulting fees related to public relations,
(vii) a decrease of $100,000 or 9.3% in administration staffing costs, (viii) an increase of $37,652 or 3.5% due to the addition of an in-house computer employee to eliminate the use of outside computer consultants, (ix) an increase of $13,795 or 1.3% related to bonuses to employees, (x) an increase of $36,224 or 3.4% in directors insurance, (xi) an increase of $39,454 or 3.6% in accounting fees resulting from an audit imposed by the bank to review the Company's financial position, (xii) an increase of $34,551 or 3.2% due to loss on foreign exchange, and (xiii) an increase of $15,262 or 1.4% in other miscellaneous administrative costs.

     Interest Expense. Interest expense increased by 83.8% from $57,546 for the year ended December 31, 2001 to $105,760 for the year ended December 31, 2002. This is the result of increased borrowing to fund (i) the moving expenses to the Richmond facility and the purchase of new equipment, and (ii) the redemption of our common stock from Regency Affiliates, Inc. in October 2001.

     Income from Operations. Our income from operations decreased by 288% from $507,995 for the year ended December 31, 2001 to a loss of $1,419,661 for the year ended December 31, 2002. This decrease in income was primarily due to (i) $95,850 or a 5.5% price reduction as requested by our largest customer effective April 2002, (ii) $253,696 related to the rent of the Vancouver facility, (iii) $168,462 related to the moving expenses, (iv) $114,105 due to write-off of lease-holder improvements to the Vancouver Facility, (v) increased R&D costs of $258,910, (vi) $143,295 provision for contract cost for an ex-officer of the Company, (vii) $558,715 increase in labor costs (viii) $285,577 of administration costs, and (ix) $48,214 increase of interest expenses.

     Interest Income. Interest income decreased by 84.6% from $48,316 for the year ended December 31, 2001 to $7,018 for the year ended December 31, 2002 due to the maturity of all term deposits to fund the moving expenses and new equipment cost.

     Income/Loss from Equity Investment. Income accrued from the equity investment decreased by 100% from $211,420 for the year ended December 31, 2001 to $0 for the year ended December 31, 2002. Equity income accrued as a result of our investment in Regency Affiliates, Inc. We wrote off our equity investment in Regency Affiliates, Inc. in connection with the redemption of its common stock on October 1, 2001. As a result we will not realize income or loss in the future from that investment.

     Income Taxes. In 2002, the expected tax recovery based on enacted tax rates is $516,258. The reduction in the recovery to $151,944 from continuing operations in the financial statements is due to Federal Subpart F Income Tax and under accruals.

     In 2001, the expected tax recovery based on enacted tax rates is $1,171,701. The reduction in the recovery to $69,886 was due to the increase in the valuation allowance related to capital losses available.

     Discontinued Operation. The results of Wonder Tool have been classified as a discontinued operation in accordance with accounting principles generally accepted in the United States. Income from operations of Wonder Tool decreased from $178,662 for the year ended December 31, 2001 to $84,684 for the year ended December 31, 2002, which was primarily attributable to a general downturn in the economy affecting the air travel and cargo industry.

     Capital Resources and Liquidity.

     Cash used in operating activities during 2002 was ($236,570), compared to $1,054,359 provided by operations during 2001, or a decrease of $1,290,928. This increase in the use of cash can be primarily attributed to fund losses of $1,366,459 from continuing operations. The source of funding was from collections of accounts receivable of $312,676 and an increase in accounts payable of $789,190. Our current cash requirements to sustain our operations for the next twelve months through December 2003 are estimated to be $13,200,000. We expect that these requirements will be provided by operations.

     Our investing activities included the purchase of fixed assets for the year ended December 31, 2002 of $810,021 compared to purchase of fixed assets in the prior year of $271,401, or an increase of $538,620, due to the addition of new equipment. Our bank debt increased by $811,346 and was used in part, to fund the reduced cash from operations, acquire fixed assets and pay down long term debt.

     As of December 31, 2002, we had a $1,273,723 (Cdn $2,000,000) line of credit for working capital, secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. As of December 31, 2002, the Company had overdrawn the line of credit by $109,778.

     On December 31, 2002, there was a working capital deficiency of ($1,647,951) as compared to working capital of $868,330 on December 31, 2001. This decline was primarily due to (i) the reclassification of long-term debt as a current liability, (ii) an increase in inventory due to a high volume of orders, (iii) an increase in renovation and improvement cost relating to the Richmond facilities, and (iv) an increase in equipment cost. We expect that working capital requirements and capital additions will continue to be funded through a combination of our existing funds, internally generated funds and existing bank facilities and capital leases. Our working capital requirements are expected to increase in line with the growth of our business. During the current fiscal year, we anticipate making total capital expenditures of approximately $650,000 as follows: (i) $250,000 for laser equipment for mechanized material handing, (ii) $200,000 for design/new software systems,
(iii) $150,000 for thermoforming equipment to facilitate the developed Matched Compression Molding process, and (iv) $50,000 for leasehold improvements to increase capacity to accommodate new processes in rental building.

     During 2002, we were in violation of certain of covenants contained in the banking facilities agreement. Pursuant to GAAP, as a result of the covenant breach invoking the bank's right to call the long-term debt on demand, the long term debt has been reclassified as a current liability. However, the Company remains in close contact with its lenders and has never been in default or breach of any payment and/or payment schedule set forth in its original loan agreements.

     We are dependent upon these existing banking facilities. Currently, these banking facilities and our financial position are under review. Our banking facilities agreement contains covenants that, among other things, requires the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. We were in violation of certain of the covenants contained in the facilities agreement at December 31, 2002. However, the lender has not declared an event of default, and has agreed to forbear from taking any action until April 30, 2003. Management believes that our banking facilities will not be revoked; however if the facilities are revoked, management believes that we will be able to enter into alternative financing arrangements. We could be materially and adversely affected if our banking facilities are revoked and alternative financing arrangements are not obtained.

     Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and, if we are unable to generate profitable operations, to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital and subsidiary capital requirements.

     Impact of Inflation.

     We believe that inflation has not had a material affect on our business. Although the cost to us of certain raw materials used in the manufacture of our products, primarily acrylic, has increased over the past few years, we have been able to increase the prices of our products accordingly.

     Exchange Rates.

     We sell most of our products to international customers. Our principal markets are the United States and Japan. We sell most of our products in United States Dollars, but pay for material components and labor principally in Canadian Dollars. During 2002, we did not engage in hedging activities with respect to currency fluctuations. However, management intends to take corrective action in an effort to attempt to minimize any negative impact foreign currency fluctuations may have upon us.

     Exchange rates between the United States and Canadian Dollar for the year ended December 31, 2002, and the year ended December 31, 2001, including the average exchange rate for the year, are as follows:

Fiscal year ended             Exchange Rate              Average for Period
-----------------             -------------              ------------------

December 31, 2002         1.U.S.$: 1.5776 Cdn.$         1 U.S.$: 1.5702 Cdn.$
December 31, 2001         1.U.S.$: 1.5873 Cdn.$         1 U.S.$: 1.5443 Cdn.$

     Recently Issued Accounting Standards.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections" ("SFAS No. 145"). Among other things, SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We did not extinguish any debt during the year. Accordingly, adoption of the new standards did not have any effect on our financial statements.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     FIN 46, "Consolidation of Variable Interest Entities," clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

     The implementation of these new standards is not expected to have a material effect on our financial statements.

     Critical Accounting Policies and Estimates.

Accounting Estimates.

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

Inventories.

     Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market value. Market value for raw materials is defined as replacement cost and for work-in-process and finished goods as net realizable value.

Revenue Recognition.

     We recognize revenue on the sale of products at the time the products are shipped to customers.

Allowance for Doubtful Accounts.

     The Company records an allowance for doubtful accounts based on specifically identifiable amounts that we believe to be uncollectible. The criteria for the allowance provision includes historical experience and the Company's assessment of the general financial conditions affecting its client base. If the Company's actual collections experience changes, revisions to the allowance may be required.

Research and Development.

     Research and development costs are expensed as incurred.

Warranty Accrual.

     The Company records a liability for estimated costs that may be incurred under its warranties at the time that product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Valuation of Long Lived Assets.

     The Company evaluated the future recoverability of its fixed assets when events or changes in business circumstances indicate that the carry amount of the assets may not be fully recoverable.

Contractual Obligations.

     The following table sets forth information with respect to our contractual obligations and commercial commitments as of December 31, 2002.

                             Contractual Obligations

                                            Payments due by Period
                              --------------------------------------------------
                                                                      More than
                                 Total    1 to 3 years  4 to 5 years   5 years
                                 -----    ------------  ------------   -------
Richmond Lease Payments (1)   $1,155,426   $  533,697    $  368,636   $  253,093
Vancouver Lease Payments(2)   $  253,696   $  253,696          --           --
Craig Grossman Employment     $  426,000   $  426,000          --           --
Contract (3)
Principal Payments on Debt
to HSBC (4)                   $  755,327   $  755,327                       --
Capital Lease Manufacturing   $   99,454   $   99,454          --           --
Equip. (5)

(1) We have a seven year lease agreement that began on October 1, 2002 for our facility located at 7791 Alderbridge Way, Richmond, B.C. Canada. See "Item 2--Description of Property."
(2) The lease for the Vancouver facility located at 3137 Grandview Highway, Vancouver, B.C. Canada expires in September 2004. See "Item 2--Description of Property."
(3) Mr. Grossman's base salary calculated as of December 31, 2002. Mr. Grossman's Employment Agreement terminates on December 31, 2004. See "Item 10 - Executive Compensation."
(4)  For further explanation, see Note 6 to the Financial Statements.
(5)  For further explanation, see Note 7 to the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

     Included beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, executive officers and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:

            Name                  Age                Position
            ----                  ---                --------

     Robert C. Johnson            58         Chairman of the Board

     Raymond Gherardini           57         Director

     Craig Grossman               40         President, Chief Executive Officer
                                             and Director

     Robert D. Johnson            56         Director

     Harry B. Mosgrove            58         Director

     Linda Kwan                   58         Chief Financial Officer

     Doug Preston                 53         General Manager

     Robert C. Johnson has served as a director of the Company since December 21, 2001 and is also Chairman of the Board. Mr. Johnson is currently the President and Chief Operating Officer of Cyclo Manufacturing Company, Denver, Colorado. Mr. Johnson is also Chairman, Chief Executive Officer and principal owner of Summit Mattress Co. in Denver, Colorado. He graduated as a petroleum engineer from the Colorado School of Mines in Golden, Colorado and attended the University of Virginia Management School in 1980. Prior to acquiring Cyclo in 1989, Mr. Johnson spent 23 years in the oil and gas industry. Mr. Johnson joined Amoco Production Co. after graduation in 1966 and served in various managerial, operating, technical, and financial capacities over his 19 year tenure.

     Raymond Gherardini has served as a director of the Company since December 21, 2001. Mr. Gherardini is currently Vice President for Sales/Marketing at Cyclo Manufacturing Co. Mr. Gherardini attended Colorado State University in Fort Collins, Colorado and majored in Business Administration. He is also Chairman of the Board of Shanghai-Cyclo, Cyclo's Chinese joint venture. Mr.

Gherardini has 34 years experience in the automotive industry. Mr. Gherardini has developed sales and marketing programs aimed at the automotive chain stores, automotive warehouse distributors, mass merchant chain accounts and automotive dealer networks. Mr. Gherardini has handled the diverse classes of automotive trades, either on a direct basis or through factory representatives. Immediately prior to acquiring Cyclo, Mr. Gherardini was Vice President of Sales and Marketing for Turbo Tek Enterprises, Inc., a California marketing firm with 1989 sales of $30 million. Mr. Gherardini was founder of Turbo Tek in 1984 and was responsible for its successful sales and marketing programs in the United States and overseas. Mr. Gherardini was a member of APAA for many years and is currently a member of SEMA through his company.

     Craig Grossman has served as a director of the Company since May 21, 1999. From September 12, 2001 until December 4, 2001, Mr. Grossman served as the acting President of the Company. On December 4, 2001, the board of directors appointed Mr. Grossman the Chief Executive Officer and President of the Company. From 1999 to the present Mr. Grossman has been the President of Allied Conservancy Group, Inc., a private hedge fund. Since 1999, Mr. Grossman has served as the managing partner of Tallman Gulch Development Group, LLC, an investment group funding a 500-acre residential land development in Douglas County, Colorado. From 1993 to 2001, he served as the Vice President of Saddleback Mountain Development, an investment group funding an 1800-acre residential development in Evergreen, Colorado. From 1998 to 1999, Mr. Grossman served as the Chief Executive Officer of On-line Mortgage Service, a licensed retail mortgage broker doing business in 11 states. From 1994 to 1995, Mr. Grossman also served as the President and a Director of Regency Affiliates, Inc.

     Robert D. Johnson has served as a director of the Company since June 5, 2002. Mr. Johnson currently oversees his personal investments. From 1986 to March 2001, Mr. Johnson was Chief Executive Officer and owner of Bannon Energy Incorporated, an independent oil and gas company located in Houston, Texas. In 1996, Bannon sold substantially all of its oil and gas assets. During the past five years, Bannon has focused on venture capital investments in start-up companies and trading of common stocks and options of publicly traded companies. Bannon owned a majority of the membership interest in Newton Healthcare Networks, LLC when it was acquired by Rockport Healthcare Group, Inc. Bannon owned a majority interest in InfraResources, LLC, a provider of information technology personnel on a contract basis, which was sold to ClearWorks.net, Inc. in April 1998. Mr. Johnson has a Bachelors degree in Engineering and 30 years of experience in the oil and gas industry in various management positions with major and independent oil and gas companies.

     Harry B. Mosgrove has served as a director of the Company since June 5, 2002. Mr. Mosgrove currently oversees his personal investments after culminating in 2000, a 19 year career with Copper Mountain, Inc. a fully integrated Ski and Golf Resort located in Summit County, Colorado. Mr. Mosgrove's last level of responsibility for Copper Mountain was as its President and Chief Executive Officer (13 years). He was responsible for all aspects of the resort including its real estate development. He successfully negotiated a merge of Copper Mountain, Inc. with Intrawest, a NYSE and Toronto listed company in 1997 at a value in excess of $100 million. Mr. Mosgrove's career prior to Copper Mountain, Inc. included 18 years in real estate and property management with Aristek Corporation, Tellus Realty Services of Colorado, Fulscher Company and Van Schaack & Co. where he started in 1963. Mr. Mosgrove was an Honors Graduate of Regis College in Denver, Colorado where he received a degree in accounting and finance.

     Linda Kwan was appointed as the Chief Financial Officer of the Company in 2001. In 1996 she assumed the position of Controller. From 1995 until 1996 she had served as the Accounting Manager. Mrs. Kwan is a member of the Certified Management Accountants of Canada. From 1992 to 1995, Mrs. Kwan operated as a private consultant, providing accounting consulting services to small businesses and individuals. From 1983 to 1992, Ms. Kwan worked with York-Hanover Developments, Ltd., a large real estate developer located in Toronto. While with York-Hanover, Mrs. Kwan held a number of positions eventually rising to the position of Corporate Controller with responsibility for all of the firm's accounting functions. Mrs. Kwan graduated from Hong Kong Technical College with a degree in commercial business and accounting.

     Doug Preston has been the General Manager of the Company since July 15, 2002. Prior to joining the Company, Mr. Preston was employed as the Plant Manager of Madill Equipment Canada, a major international manufacturer of forest industry machines. While at Madill, Mr. Preston was responsible for engineering, purchasing and manufacturing activities. From 1973 to 1996, Mr. Preston was employed by Freightliner of Canada (a wholly owned subsidiary of DaimlerChrysler), an international leader in the manufacture of heavy duty trucks. Mr. Preston holds a Business Management Certificate from the University of British Columbia and a Diploma in English Bible from Western Pentecostal Bible College.

     Pursuant to an underwriting agreement between the Company and Global Financial Group, Inc. ("Global") entered into on May 1, 1996, the Company granted Global the right to designate one person to either serve on the board of directors of the Company or to attend board of directors meetings as an observer. Global has never designated any such person, and no representative of Global has attended any of the meetings of the board of directors since 1999.

     At the present time no family relationship exists among any of the named directors and executive officers. No arrangement or understanding exists between any of our directors or officers and any other persons pursuant to which any director or executive officer was elected as a director or executive officer. Our directors are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the board of directors.

     Compliance With Section 16(A) of The Exchange Act.

     We believe with respect to each person that served during fiscal 2002 as an officer or member of the board of directors of the Company that there were no transactions that occurred during our most recent fiscal year end which required the filing of a Form 5.

     During 2002, Mr. Grossman filed an untimely Form 4 reporting one transaction. On June 17, 2002, Mr. Grossman filed an amended Form 4 disclosing the acquisition on April 12, 2002, of 255,000 warrants pursuant to his Employment Agreement.

     Board Committees.

     The board of directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Robert C. Johnson and Raymond Gherardini. The members of the Audit Committee are Messrs. Robert D. Johnson and Harry B. Mosgrove, both of whom are independent members of the board of directors. The Compensation Committee did not have any formal meetings during the last fiscal year. The Audit Committee met via telephone conference four times during the last fiscal year.

ITEM 10. EXECTIVE COMPENSATION

     The following table summarizes all compensation paid to the Chief Executive Officer, for services rendered during the last three fiscal years. No additional executive officers' compensation exceeded $100,000 during the year ended December 31, 2002.

                                 Annual Compensation
                   Fiscal Year                            Other      Securities
                      ended        Annual                 Annual     Underlying
                   December 31,    Salary     Bonus    Compensation   Warrants
                   ------------    ------     -----    ------------   --------
Craig Grossman,       2002        $213,000     --       $10,000(1)    255,000
President and CEO                                        11,400(2)
                      2001            --    100,000(3)  $ 6,000(4)     10,000(6)
                      2000(5)         --       --       $11,000(4)     10,000(6)

(1) Represents $5,000 paid to Mr. Grossman for services as a director in 2002 and 1,996 shares of common stock having a value of $5,000 based upon the trading value as fees were paid in connection with services as a director of the Company in 2000.
(2) Represents vehicle allowance provided pursuant to Mr. Grossman's Employment Agreement. (3) Mr. Grossman was paid this bonus for management services he provided to the Company for the year ended December 31, 2001.
(4) Represents fees paid in connection with services as a director of the Company.
(5) The Company changed its fiscal year end from January 31 to December 31 effective December 31, 2000, so that the information presented is actually for the 11 months ended December 31, 2000.
(6) Represents 10,000 options granted to Mr. Grossman for services as a director of the Company.

     Option Grants in the Last Fiscal Year.

     The following table sets forth information concerning options granted during fiscal year 2002 to the Named Executive Officers.

                                       % of Total Options
                 Number of Securities      Granted to
                  Underlying Options      Employees in     Exercise   Expiration
     Name              Granted             Fiscal Year       Price       Date
     ----              -------             -----------       -----       ----

Craig Grossman         255,000                100%            (1)         (1)

(1) Pursuant to Mr. Grossman's Employment Agreement 85,000 warrants vested on April 12, 2002, 85,000 warrants vested on April 12, 2003 and 85,000 warrants vest on April 12, 2004. All the warrants expire 10 years from the date of grant and are exercisable at $0.01. The trading price on the date of grant was $0.35.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

     During the fiscal year ended December 31, 2002, there were no options exercised by any of our officers, directors or employees. Further, on December 31, 2002, the exercise prices of all existing options were in excess of the market value of those options. The following table sets forth information concerning the number of shares that may be acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal year 2002 for the Named Executive Officers and members of the board of directors.

                                        Number of Securities Underlying
NAME                                    Unexercised Options at Year End
----                                    -------------------------------
                                        Exercisable       Unexercisable
                                        -----------       -------------
Craig Grossman                          115,000 (1)          170,000

(1) Includes 30,000 options granted to Mr. Grossman for his services as a member of the board of directors during 1999, 2000 and 2001.

     Employment Agreements.

     We have entered into two Employment Agreements with Mr. Craig Grossman, our Chief Executive Officer and a member of the board of directors. One employment agreement is between Mr. Grossman and the Company and the other agreement is between Mr. Grossman and the Company's Canadian operating subsidiary Glas-Aire Industries Ltd. The principal terms of the employment agreements are summarized below. The employment agreements are to be retroactively effective as of January 1, 2002, and terminate on December 31, 2004, unless earlier terminated by the Company or Mr. Grossman. The Employment Agreements are automatically renewable for three year terms.

     The Employment Agreements provide for aggregate annual salary of $213,000, a car allowance of $11,400 per year, medical insurance in both the United States and Canada for Mr. Grossman and his family, and an annual bonus. The annual bonus shall be equal to 10% of the increase in net shareholder's equity over the net shareholder's equity for the previous fiscal year with any incremental increase in shareholder's equity resulting from the issuance of any shares of preferred or common stock for cash or other property excluded in calculating the annual bonus. If a change of control occurs as defined in the agreement, Mr. Grossman may at his option elect to treat the change of control as termination for other than cause and be paid a severance payment equal to 18 months of his compensation. If Mr. Grossman is terminated for cause, Mr. Grossman is to be paid all salary and vacation days accrued, but is entitled to no severance compensation. Copies of Mr. Grossman's Employment Agreements were filed in our 10-KSB for the year ended December 31, 2001.

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

     Directors Fees.

     We paid $2,500 in cash to six former directors and $2,500 in cash to the current directors during the fiscal year ended December 31, 2002.

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

     Profit Sharing Program. We adopted a profit sharing program that provides that an amount equal to 10% of the Company's income before income taxes (subject to some adjustments) may be distributed to officers and employees of the Company. There were no distributions pursuant to the plan for the year ended December 31, 2002.

     Executive Incentive Compensation Plan. On August 1, 2000, the Compensation Committee of the Board of Directors approved and established an Executive Incentive Compensation Plan (the "Executive Compensation Plan"). The purpose of the Executive Compensation Plan is to help us employ and retain key executive officers. The Executive Compensation Plan has three components -- base salary, cash incentive, and an incentive stock option award. The cash incentive portion is based upon achieving annual earnings goals ("Incentive Goal") based upon earnings before income taxes including only the earnings derived from the Company and its consolidated subsidiaries. If 100% of the Incentive Goal is achieved then the eligible executives each will receive a cash bonus equal to 38.5% of their base salary. If 125% of the Incentive Goal is achieved then each will receive a cash bonus equal to 57.75% of their base salary, and if 150% of the Incentive Goal is achieved then each will receive a cash bonus equal to 77% of their base salary. Under no circumstances will actual bonuses for any fiscal year exceed 25% of the Company's Net Income (after taxes) or Earnings Applicable to Common Stock (as appropriate). The Incentive Stock Option Award portion of the Executive Compensation Plan provides for the award of incentive options to the eligible executive officers based upon the Company achieving 100% of the

Incentive Goal. If the Incentive Goal is achieved, then the Compensation Committee shall cause to be set aside options equal to 5% of our outstanding shares for awards to employees, with 70% of those options being available to the eligible executive officers, 10% of the entire option pool is available for issuance to the Chairman of the Board of Directors, provided that the Chairman is not compensated by a salary. Any options granted will vest as follows: one-third (1/3) on the date of grant, one-third (1/3) on the first anniversary of the date of grant, and one-third (1/3) on the second anniversary of the date of grant.

     Option Plans. The board of directors adopted an Incentive Stock Option Plan (the "Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 160,000 shares of our common stock. The purpose of the Qualified Plan is to make options available to management and employees in order to provide them with a more direct stake in the future of the Company and to encourage them to remain in the employ of the Company. The Qualified Plan provides for the granting to management and employees of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code").

     The board of directors adopted a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 160,000 shares of our common stock. The purpose of the Non-Qualified Plan is to provide certain key employees, independent contractors, technical advisors and directors with options in order to provide additional rewards and incentives for contributing to the success of the Company. These options are not incentive stock options within the meaning of
Section 422 of the Code.

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") will be administered by a committee (the "Committee") appointed by the board of directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee will terminate upon his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in our best interests not to terminate the options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 20, 2003, the beneficial ownership of the Company's common stock by each person known to the Company to own beneficially more than 5% of the Company's common stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of common stock.

     Name and Address of                                    Amount and Nature of
      Beneficial Owner            Beneficial Ownership        Percent of Class
-----------------------------     --------------------        ----------------
Raymond Gherardini                      625,000                    24.52%
2452 South Chase Lane
Lakewood, Colorado 80227

Robert C. Johnson                       625,000                    24.52%
7085 West Belmont Dr.
Littleton, Colorado 80123

Craig Grossman                          203,485(1)(2)               7.40%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X 2A4

Robert D. Johnson                        30,000                      1.2%
13606 Bermuda Dunes Ct.
Houston, Texas 77069

Harry Mosgrove                            5,300                     0.21%
8065 Iris Street
Arvada, Colorado 80005

Linda Kwan                               16,033                     0.63%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X 2A4

Doug Preston                                  0                        0%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X 2A4

Directors and executive officers
as a group (7 persons)                1,504,818                    54.75%

------------------------------
(1) Includes options to purchase 10,000 shares granted to directors on November 4, 1999, 10,000 shares granted to directors on December 4, 2000 and 10,000 shares granted to directors on December 4, 2001.
(2) Includes 85,000 shares vested on April 12, 2002 pursuant to Mr. Grossman's employment agreement and an additional 85,000 shares that shall become exercisable on April 12, 2003.

     Changes in Control.

     None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Wonder Tool, Inc. Manufacturing Facility Rent.

     During the year ended December 31, 2002, we leased the Wonder Tool manufacturing facility in Denver, Colorado from companies controlled by Robert
C. Johnson, the Company's Chairman of the board of directors and Raymond Gherardini, a member of the board of directors. Aggregate rental payments under this lease for 2002 totaled approximately $56,833.

     Electric Motors for Wonder Tool, Inc.

     During the year ended December 31, 2002, Wonder Tool purchased electric motors from two entities in which Robert C. Johnson, the Company's Chairman of the board of directors and Raymond Gherardini, a member of the board of directors, are the principal shareholders and members of these entities. During the year ended December 31, 2002, Wonder Tool paid these entities $15,520 in connection with the purchase of the motors. This amount represents the costs paid by these entities for the motors and neither of these entities made a profit on this transaction.

     Indemnification Agreement Glas-Aire and Asian-American.

     In connection with the WTI Asset Sale, Asian-American entered into a motor supply purchase agreement with the purchaser of the Wonder Tool assets. Pursuant to the motor supply purchase agreement, Asian-American will supply a maximum of 12,500 electric motors to the purchaser at a guaranteed price of $7.00 per motor through January 1, 2005. Glas-Aire has agreed to indemnify, defend and hold harmless Asian-American, and its respective managers, members, employees, consultants, agents, attorneys, successors, and assigns against any losses, costs, damages, liabilities, expenses, and claims or suits raising out of the motor supply purchase agreement. Robert C. Johnson, the Company's Chairman of the board of directors and Raymond Gherardini, a member of the board of directors are the managing members of Asian-American.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Documents filed as part of this Form 10-KSB:

     (a)  List of Exhibits.

          (i) Financial Statements: The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-23) are filed as part of this Annual Report on Form 10-KSB.

     (b)  Other Exhibits.

          (i)  Sarbanes Oxley 906 Certification.
          (ii) Craig Grossman Sarbanes Oxley 302 Certification.
          (iii) Linda Kwan Sarbanes Oxley 302 Certification.

     (c)  Report on Form 8-K:

          (i)  None.

ITEM 14. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"). Based on this evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLAS-AIRE INDUSTRIES GROUP LTD.


Date: April 29, 2003                    By: /s/ Craig Grossman
                                        ----------------------------------------
                                        Craig Grossman, Chief Executive Officer,
                                        President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2003                    /s/ Robert C. Johnson
                                        ----------------------------------------
                                        Robert C. Johnson, Chairman of the Board


Date: April 29, 2003                    /s/ Raymond Gherardini
                                        ----------------------------------------
                                        Raymond Gherardini, Director


Date: April 29, 2003                    /s/ Robert C. Johnson
                                        ----------------------------------------
                                        Robert C. Johnson, Director


Date: April 29, 2003                    /s/ Robert D. Johnson
                                        ----------------------------------------
                                        Robert D. Johnson, Director


Date: April 29, 2003                    /s/ Harry B. Mosgrove
                                        ----------------------------------------
                                        Harry B. Mosgrove, Director


Date: April 29, 2003                    /s/ Linda Kwan
                                        ----------------------------------------
                                        Linda Kwan, Chief Financial Officer

                                                 Glas-Aire Industries Group Ltd.
                                               Consolidated Financial Statements
                                           For the year ended December 31, 2002,
                         the period from December 21, 2001 to December 31, 2001,
                        and the period from January 1, 2001 to December 20, 2001
                                                        (Stated in U.S. Dollars)



                                                                        Contents
--------------------------------------------------------------------------------

Independent Auditors' Report                                                 F-2

Independent Auditors' Report - Predecessor Auditor                           F-3

Consolidated Financial Statements

  Balance Sheets                                                             F-4

  Statements of Operations                                                   F-5

  Statements of Stockholders' Equity                                         F-6

  Statements of Comprehensive (Loss) Income                                  F-7

  Statements of Cash Flows                                                   F-8

  Summary of Significant Accounting Policies                                F-10

  Notes to Financial Statements                                             F-18

================================================================================

                                                    Independent Auditors' Report

--------------------------------------------------------------------------------



To the Directors and Stockholders of
Glas-Aire Industries Group Ltd.

We have audited the accompanying consolidated balance sheets of Glas-Aire Industries Group Ltd. ("Successor Company") as at December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for the year ended December 31, 2002 and the period from December 21, 2001 to December 31, 2001 and the consolidated statements of operations, comprehensive loss and cash flows of Glas-Aire Industries Group Ltd. ("Predecessor Company"), as discussed in Note 1 to the financial statements for the period from January 1, 2001 to December 20, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. as at December 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2002 and the period from December 21, 2001 to December 31, 2001 in conformity with United States generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period from January 1, 2001 to December 20, 2001 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Successor Company purchased assets and assumed liabilities of the Predecessor Company on December 21, 2001, in a business combination accounted for as a reverse acquisition. As a result, the financial statements of the Successor Company are presented on a new basis of accounting from the financial statements of the Predecessor Company and, therefore, are not comparable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company incurred a loss from continuing operations during the year ended December 31, 2002 of $1,366,459, is in violation of certain debt covenants and has a working capital deficiency of $1,647,951 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chartered Accountants
Langley, Canada
March 10, 2003

================================================================================

                                                    Independent Auditors' Report

--------------------------------------------------------------------------------



Board of Directors
Cyclo Manufacturing Company
1438 S. Cherokee Street
Denver, CO 80223-3211

We have audited the statements of operations, cash flows and comprehensive income of Orbital Polisher Operation (A division of Cyclo Manufacturing Company, an S corporation) for the period from January 1, 2001 to December 20, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Orbital Polisher Operation (A division of Cyclo Manufacturing Company, an S Corporation) for the period from January 1, 2001 to December 20, 2001 in conformity with accounting principles generally accepted in the United States of America.


Zarlengo Wilkins and CO., P.C.
Wheat Ridge, Colorado
February 18, 2002


==========================================================================================

                                                           Glas-Aire Industries Group Ltd.
                                                               Consolidated Balance Sheets
                                                                  (Stated in U.S. Dollars)

December 31                                                        2002            2001
------------------------------------------------------------------------------------------
Assets
Current
  Cash and equivalents                                          $      --      $   465,193
  Accounts receivable, net of allowance for doubtful accounts
    of $21,748 (2001 - $21,588) (Note 5)                          1,509,423      1,836,077
  Inventories (Notes 2 and 5)                                     1,203,022        985,154
  Prepaid expenses                                                   83,735        142,261
  Income taxes refundable                                            31,877           --
  Deferred income taxes (Note 10)                                   196,011        115,094
                                                                -----------    -----------
                                                                  3,024,068      3,543,779

Fixed assets, net (Note 3)                                        1,781,824      1,285,060
Net assets held for sale (Note 16)                                  323,555        223,904
                                                                -----------    -----------
                                                                $ 5,129,447    $ 5,052,743
                                                                ===========    ===========
Liabilities and Stockholders' Equity
Liabilities
Current
  Bank indebtedness (Note 5)                                    $ 1,220,637    $   409,316
  Accounts payable                                                1,546,431        776,584
  Accrued liabilities                                             1,112,792      1,205,859
  Income taxes payable                                                 --              416
  Current portion of long-term debt (Note 6)                        755,327        256,499
  Current portion of obligations under capital lease (Note 7)        36,832         26,775
                                                                -----------    -----------
                                                                  4,672,019      2,675,449

Long-term debt (Note 6)                                                --          748,131
Obligations under capital lease (Note 7)                             51,050         63,111
Deferred income taxes (Note 10)                                     170,975        198,031
Net liabilities held for sale (Note 16)                              13,252           --
                                                                -----------    -----------
                                                                  4,907,296      3,684,722
                                                                -----------    -----------
Contingencies (Note 14)

Stockholders' equity
  Common stock (Note 8)                                              25,007         24,643
  Additional paid-in capital                                      1,519,719      1,389,343
  Accumulated deficit                                            (1,329,785)       (48,010)
  Deferred compensation (Note 8)                                    (25,977)          --
  Accumulated other comprehensive income
    - foreign currency translation adjustment                        33,187          2,045
                                                                -----------    -----------
                                                                    222,151      1,368,021
                                                                -----------    -----------
                                                                $ 5,129,447    $ 5,052,743
                                                                ===========    ===========


=====================================================================================================================

                                                                                      Glas-Aire Industries Group Ltd.
                                                                                Consolidated Statements of Operations
                                                                                             (Stated in U.S. Dollars)

                                                                  Period from         Period from         Period from
                                               Year ended      December 21 to        January 1 to        January 1 to
                                              December 31         December 31         December 20         December 20
                                                     2002            2001 (a)             2001(b)            2001 (c)
---------------------------------------------------------------------------------------------------------------------

Sales (Note 12)                              $ 11,820,642        $     53,774        $       --          $ 11,735,690
Cost of goods sold                              9,712,823              46,440                --             8,565,896
                                             ------------        ------------        ------------        ------------

Gross profit                                    2,107,819               7,334                --             3,169,794
                                             ------------        ------------        ------------        ------------
Expenses
  Research and development                        740,105              12,694                --               468,501
  Selling and distribution                        999,070                 594                --             1,113,534
  General and administrative                    1,788,305              70,070                --             1,003,740
                                             ------------        ------------        ------------        ------------

                                                3,527,480              83,358                --             2,585,775
                                             ------------        ------------        ------------        ------------

(Loss) income from operations                  (1,419,661)            (76,024)               --               584,019
                                             ------------        ------------        ------------        ------------

Other income (expense)
  Interest income                                   7,018               2,722                --                45,594
  Interest expense                               (105,760)             (4,168)               --               (53,378)
                                             ------------        ------------        ------------        ------------

                                                  (98,742)             (1,446)               --                (7,784)
                                             ------------        ------------        ------------        ------------

                                               (1,518,403)            (77,470)               --               576,235

Income from equity investment (Note 4)               --                  --                  --               211,420
Loss on sale of equity investment (Note 4)           --                  --                  --            (4,233,835)
                                             ------------        ------------        ------------        ------------

Loss before income taxes                       (1,518,403)            (77,470)               --            (3,446,180)
                                             ------------        ------------        ------------        ------------
Income taxes (recovery) (Note 10)
  Current                                         (39,521)            (29,460)               --               353,772
  Deferred                                       (112,423)               --                  --              (283,886)
                                             ------------        ------------        ------------        ------------
                                                 (151,944)            (29,460)               --                69,886
Loss from continuing operations                (1,366,459)            (48,010)               --            (3,516,066)

Income from discontinued operations
  net of income taxes of $43,626 (Note 16)         84,684                --               178,662                --
                                             ------------        ------------        ------------        ------------

Net (loss) income for the period             $ (1,281,775)       $    (48,010)       $    178,662        $ (3,516,066)
                                             ============        ============        ============        ============

(Loss) earnings per share - basic
  and diluted from:
  Continuing operations                      $      (0.55)       $      (0.02)       $       --          $      (1.64)
  Discontinued operations                            0.03                --                  0.14                --
                                             ------------        ------------        ------------        ------------

                                             $      (0.52)       $      (0.02)       $       0.14        $      (1.64)
                                             ============        ============        ============        ============

Weighted average shares outstanding             2,483,322           2,464,349           1,250,000           2,150,024
                                             ============        ============        ============        ============

(a)  Represents the results of operations of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the successor company, for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).
(b)  Represents the results of operations of the Wonder Tool Inc. predecessor, Orbital Polishing Operations (Note 1).
(c)  Represents the results of operations of Glas-Aire Industries Group Ltd., the predecessor company.


                     The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


===================================================================================================================================

                                                                                                    Glas-Aire Industries Group Ltd.
                                                                                                                (Successor Company)
                                                                                    Consolidated Statements of Stockholders' Equity
                                                                                                          (Stated in U. S. Dollars)

                                                                                                          Accumulated
                                      Common Stock,            Additional      Deferred                         Other         Total
                              net of treasury stock (Note 8)      Paid-in  Compensation    Accumulated  Comprehensive  Stockholders'
                                       Stock        Amount        Capital       Expense        Deficit         Income     Equity (a)
-----------------------------------------------------------------------------------------------------------------------------------

Inception of Wonder Tool Inc.
  at December 21, 2001                 1,000   $   223,904    $      --     $      --      $      --      $      --     $   223,904
Recapitalization of Wonder
  Tool Inc.                        1,249,000      (211,404)       211,404          --             --             --            --
Adjustment for reverse
  acquisition of Glas-aire
  Industries Group Ltd.            1,214,349        12,143      1,177,939          --             --             --       1,190,082
Net loss                                --            --             --            --          (48,010)          --         (48,010)
Foreign currency translation
  adjustment                            --            --             --            --             --            2,045         2,045
                                 -----------   -----------    -----------   -----------    -----------    -----------   -----------

Balance, December 31, 2001         2,464,349        24,643      1,389,343          --          (48,010)         2,045     1,368,021
Net loss                                --            --             --            --       (1,281,775)          --      (1,281,775)
Stock issued (Note 8(b))              36,322           364         43,676          --             --             --          44,040
Stock warrants issued (Note
  8(c))                                 --            --           86,700       (25,977)          --             --          60,723
Foreign currency translation
  adjustment                            --            --             --            --             --           31,142        31,142
                                 -----------   -----------    -----------   -----------    -----------    -----------   -----------

Balance, December 31, 2002         2,500,671   $    25,007    $ 1,519,719   $   (25,977)   $(1,329,785)   $    33,187   $   222,151
                                 ===========   ===========    ===========   ===========    ===========    ===========   ===========

(a)  The Divisional Equity of the Wonder Tool, Inc. predecessor, Orbital Polishing Operations (Note 1) for the period from January
     1, to December 20, 2001 increased by the amount of net income recorded and there were no distributions of Divisional Equity.


                          The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


==================================================================================================

                                                                   Glas-Aire Industries Group Ltd.
                                            Consolidated Statements of Comprehensive (Loss) Income
                                                                          (Stated in U.S. Dollars)

                                                          Period from    Period from   Period from
                                           Year ended  December 21 to   January 1 to  January 1 to
                                          December 31     December 31    December 20   December 20
                                                 2002        2001 (a)       2001 (b)      2001 (c)
--------------------------------------------------------------------------------------------------

Net (loss) income                         $(1,281,775)    $   (48,010)   $   178,662   $(3,516,066)
Foreign currency translation adjustment        31,142           2,045           --        (167,556)
                                          -----------     -----------    -----------   -----------

Comprehensive (loss) income               $(1,250,633)    $   (45,965)   $   178,662   $(3,683,622)
                                          ===========     ===========    ===========   ===========

(a)  Represents the comprehensive loss of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the
     successor company, for the period December 21, 2001 (date of acquisition) to December 31, 2001
     (Note 1).
(b)  Represents the comprehensive income of the Wonder Tool Inc. predecessor, Orbital Polishing
     Operations (Note 1).
(c)  Represents the comprehensive loss of Glas-Aire Industries Group Ltd., the predecessor company.






          The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



====================================================================================================================

                                                                                     Glas-Aire Industries Group Ltd.
                                                                               Consolidated Statements of Cash Flows
                                                                                            (Stated in U.S. Dollars)

                                                                   Period from        Period from        Period from
                                                 Year ended     December 21 to       January 1 to       January 1 to
                                                December 31        December 31        December 20        December 20
                                                       2002           2001 (a)           2001 (b)           2001 (c)
--------------------------------------------------------------------------------------------------------------------

Cash flows from:
Operating activities
  Loss from continuing operations               $(1,366,459)       $   (48,010)       $      --          $(3,516,066)
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities
      Depreciation                                  242,838              6,014               --              264,408
      Deferred income taxes                        (112,423)              --                 --             (283,886)
  Loss (gain) on disposal of fixed assets           114,105               --                 --               (1,186)
  Loss on sale of equity investment                    --                 --                 --            4,233,835
  Stock compensation expense                        104,763               --                 --                 --
  Income from equity investment                        --                 --                 --             (211,420)
  (Increase) decrease in assets
      Accounts receivable, net                      312,676            247,726               --             (363,733)
      Inventories                                  (210,308)              --                 --               84,046
      Prepaid expenses                               59,028              6,723               --             (108,272)
  Increase (decrease) in liabilities
      Accounts payable                              789,190           (211,738)              --              139,101
      Accrued liabilities                           (93,067)            79,726               --              697,901
      Income taxes payable, net                     (76,913)           (29,460)              --               68,650
                                                -----------        -----------        -----------        -----------
  Net cash provided by (used in)
    operating activities from continuing
    operations                                     (236,570)            50,981               --            1,003,378
                                                -----------        -----------        -----------        -----------
  Cash flows from discontinued operations            41,911               --              259,515               --
                                                -----------        -----------        -----------        -----------
  Net cash provided by (used in)
    operating activities                           (194,659)            50,981            259,515          1,003,378
                                                -----------        -----------        -----------        -----------
Financing activities
  Advance to head office                               --                 --             (259,515)              --
  Redemption of shares                                 --                 --                 --           (2,502,661)
  Proceeds from long-term debt                         --                 --                 --            1,096,033
  Repayment of long-term debt                      (260,190)           (18,889)              --              (40,937)
  Increase (decrease) in bank indebtedness          811,346           (131,447)              --              553,628
  Repayment of obligation under capital
    lease                                           (30,038)              --                 --              (39,595)
                                                -----------        -----------        -----------        -----------
  Net cash provided by (used in) financing
    activities                                      521,118           (150,336)          (259,515)          (933,532)
                                                -----------        -----------        -----------        -----------

Investing activities
  Cash acquired on reverse acquisition                 --              561,801               --                 --
  Proceeds from disposal of fixed assets               --                 --                 --               12,498
  Purchase of fixed assets                         (810,021)              --                 --             (271,401)
                                                -----------        -----------        -----------        -----------
  Net cash provided by (used in) investing
    activities                                     (810,021)           561,801               --             (258,903)
                                                -----------        -----------        -----------        -----------
Foreign currency translation adjustment
  effect on cash balances                            18,369              2,747               --              (54,885)
                                                -----------        -----------        -----------        -----------
(Decrease) increase in cash and equivalents        (465,193)           465,193               --             (243,942)
Cash and equivalents, beginning of period           465,193               --                 --              805,743
                                                -----------        -----------        -----------        -----------
Cash and equivalents, end of period             $      --          $   465,193        $      --          $   561,801
                                                ===========        ===========        ===========        ===========

(a)  Represents the cash flows of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the successor company, for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).
(b)  Represents the cash flows of the Wonder Tool Inc. predecessor, Orbital Polishing Operations (Note 1).
(c)  Represents the cash flows of Glas-Aire Industries Group Ltd., the predecessor company.


                   The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.


================================================================================================

                                                                 Glas-Aire Industries Group Ltd.
                                               Consolidated Statements of Cash Flows (continued)
                                                                        (Stated in U.S. Dollars)

                                                        Period from   Period from    Period from
                                        Year ended   December 21 to  January 1 to   January 1 to
                                       December 31      December 31   December 20    December 20
                                              2002         2001 (a)      2001 (b)       2001 (c)
------------------------------------------------------------------------------------------------

Supplemental information:

  Interest received                     $    7,018       $    2,722      $   --       $   48,843

  Interest paid                         $  105,870       $    4,168      $   --       $   57,297

  Income taxes paid                     $   35,566       $     --        $   --       $  312,394

Non-cash investing and financing activities:

  Net assets of Glas-Aire
    Industries Group Ltd. acquired
    on reverse acquisition (Note 1)     $     --         $1,190,082      $   --       $     --

  Common stock issued in exchange
    for compensation (Note 8)           $  104,763       $     --        $   --       $     --

  Purchase of fixed assets under
    capital lease                       $   27,028       $     --        $   --       $     --
                                        ==========       ==========      ========     ==========

(a)  Represents the cash flows of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the
     successor company, for the period December 21, 2001 (date of acquisition) to December 31,
     2001 (Note 1).
(b)  Represents the cash flows of the Wonder Tool Inc. predecessor, Orbital Polishing Operations
     (Note 1).
(c)  Represents the cash flows of Glas-Aire Industries Group Ltd., the predecessor company.


         The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                            F-9

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

Nature of Business                 The Company is a Nevada, USA corporation and
                                   was incorporated on September 29, 1992. The
                                   Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan. The Company's corporate office and manufacturing facility, comprising all fixed assets, are located in Richmond, Canada.

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

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

Basis of Presentation (continued)  The financial statements of Glas-Aire
                                   Industries Group Ltd. (the Predecessor
                                   business) have been presented for the period from January 1, 2001 to December 20, 2001 (the acquisition date). As a result of the Company's decision to sell its Orbital Polishing Operations, associated assets, liabilities and results of operations and cash flows have been segregated in these financial statements as discontinued operations. The sale concluded in January 2003 (Note 16).

Allowance for Doubtful Accounts    The Company records an allowance for doubtful
                                   accounts based on specifically identified amounts that we believe to be uncollectible.
                                   The criteria for the allowance provision includes historical experience and the
                                   Company's assessment of the general financial conditions affecting its customer base. If the Company's actual collections experience changes, revisions to the allowance may be required.

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

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

Per Share Information              The Company has adopted Financial Accounting
                                   Standards Board ("FASB") Statement of
                                   Financial Accounting Standards ("SFAS") No.
                                   128, Earnings Per Share ("EPS") which
                                   requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised.
                                   In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the periods presented.
                                   For the year ended December 31, 2002, stock options and warrants to purchase 435,000
                                   (2001 - 180,000) shares of the Company's common stock were not included in the calculation of loss per share because their effect was anti-dilutive. Treasury stock
                                   (Note 8) is not included in the number of shares outstanding for earnings per share purposes.

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

Stock Based Compensation           he Company applies Accounting Principles
                                   Board ("APB") Opinion No. 25, "Accounting for
                                   Stock Issued to Employees", and related
                                   interpretations in accounting for stock
                                   option plans. Under APB Opinion No. 25,
                                   compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant. Stock options granted in tranches
                                   (graded vesting) are amortized over the
                                   respective vesting period of each tranche.

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

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

Stock Based Compensation           Stock options granted to non-employees are
(continued)                        accounted for in accordance with the fair
                                   value based method prescribed in SFAS No. 123 using the Black-Scholes option pricing model. There were no stock options granted to non-employees during the periods covered by these financial statements.

                                   The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro-forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

                                                                             Period from       Period from           Period from
                                                            Year ended    December 21 to      January 1 to          January 1 to
                                                           December 31       December 31       December 20           December 20
                                                             2002               2001 (a)          2001 (b)              2001 (c)
                                                         -----------------------------------------------------------------------
Net income (loss), as reported                           $ (1,281,775)        $ (48,010)         $ 178,662          $ (3,516,066)
Add: stock- based compensation expense included
    in reported net loss                                       60,723                --                 --                    --

Deduct: total stock-based compensation expense
    determined under fair-value based method                  (96,782)           (2,462)                --               (88,925)
                                                         -----------------------------------------------------------------------

Net income (loss), pro-forma                             $ (1,317,834)        $ (50,472)         $ 178,662          $ (3,604,991)
                                                         =======================================================================
Earnings (loss) per share
    - basic and diluted - as reported                    $      (0.52)        $ (0.02)           $    0.14          $      (1.64)
    - basic and diluted - pro- forma                     $      (0.53)        $ (0.02)           $    0.14          $      (1.67)

(a) Represents the results of operations of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the successor company, for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).

(b) Represents the results of operations of the Wonder Tool Inc. predecessor, Orbital Polishing Operations (Note 1).

(c) Represents the results of operations of Glas-Aire Industries Group Ltd., the predecessor company.

Comprehensive Income               The Company has adopted SFAS No. 130,
                                   "Reporting Comprehensive Income", which
                                   establishes standards for reporting and
                                   display of comprehensive income, its
                                   components and accumulated balances.
                                   Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

Foreign Currency Translation       The Company conducts business in both Canada
and Transactions                   and the United States and uses the U.S.
                                   dollar as its reporting currency. The
                                   functional currency of the Canadian
                                   subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries have been translated under SFAS
                                   No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separate component of stockholders' equity.

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

Financial Instruments              The Company's financial assets and
                                   liabilities consist of cash and equivalents, accounts receivable, bank indebtedness, accounts payable, accrued liabilities and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments, excluding long-term debt and obligations under capital lease, approximate their carrying values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value because these interest rates float with market rates.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

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

Revenue Recognition                The Company recognizes revenue on the sale of
                                   products at the time the products are shipped to its customers. As required by Emerging
                                   Issues Task Force Release 00-10, revenue earned in respect of shipping is included in revenue while related costs of shipping are included in cost of goods sold.

Warranty Accrual                   The Company offers warranties of various
                                   lengths to its customers depending on the specific product and terms of the customer purchase agreement. The Company's typical warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time that revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and expectation of future conditions. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                   Changes in the Company's warranty liability during the years were as follows:

                                                                          2002           2001
                                                                     ------------------------
                                   Balance, beginning of period      $ 387,776      $ 116,160
                                   Warranty expense                    273,389        490,959
                                   Settlements made                   (547,881)      (219,343)
                                                                     ------------------------
                                   Balance, end of period            $ 113,284      $ 387,776
                                                                     ========================

                                   There were no changes to the warranty accrual during the period from December 21, 2001 to December 31, 2001.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

Valuation of Long-Lived Assets     The Company evaluates the future
                                   recoverability of its fixed assets when
                                   events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Impairment, if any, is assessed using discounted cash flows.
                                   Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost of sale. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

New Accounting                     In April 2002, the FASB issued SFAS No. 145,
   Pronouncements                  "Rescission of FASB Statements No. 4, 44 and
                                   64, Amendment of FASB No. 13 and Technical
                                   Corrections ("SFAS No. 145"). Among other things, SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company did not extinguish any debt during the year. Accordingly, adoption of the new standards did not have any effect on the Company's financial statements.

                                   Statement of Financial Accounting Standards
                                   No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

                                   In November 2002, the FASB issued FASB
                                   Interpretation ("FIN") No. 45, "Guarantor's
                                   Accounting and Disclosure Requirements for
                                   Guarantees, Including Indirect Guarantees of
                                   Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2002
--------------------------------------------------------------------------------

New Accounting                     FIN 46, "Consolidation of Variable Interest
   Pronouncements (continued)      Entities", clarifies the application of
                                   Accounting Research Bulletin No. 51,
                                   "Consolidated Financial Statements", to
                                   certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

                                   The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

Reclassifications                  Certain 2001 comparative amounts have been
                                   reclassified to conform with the 2002
                                   consolidated financial statements.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

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

   In January, 2003, the Company sold the assets and liabilities of its Orbital Polishing Division (Note 16).


   Current assets                                               $ 3,771,276
   Fixed assets                                                   1,935,419
                                                                -----------

   Total assets                                                   5,706,695
   Liabilities assumed                                           (3,789,070)
                                                                -----------

   Net assets acquired                                            1,917,625
   Excess of net assets acquired
     over consideration paid                                       (727,543)
                                                                -----------

   Consideration paid                                           $ 1,190,082
                                                                ===========


   Fair value of fixed assets                                   $ 1,935,419

   Less: "Negative goodwill", net of                 727,543
      deferred tax liability                         (82,937)       644,606
                                                 -----------    -----------

   Net value assigned to fixed assets                           $ 1,290,813
                                                                ===========

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

1. Reverse Acquisition (continued)

   Unaudited pro-forma information assuming the reverse acquisition had been completed on January 1, 2001 is as follows:
                                                         Period from
                                                        January 1 to
                                                         December 20
                                                                2001
                                                        ------------

              Sales                                     $ 12,558,076
              Loss from continuing operations and
               net loss for the period (a)              $ (3,355,605)
              Loss per share                            $      (0.98)

   (a) Includes a loss on sale of equity investment of $4,233,835
--------------------------------------------------------------------------------

2. Inventories
                                                         2002               2001
                                                   -----------------------------

   Raw materials and supplies                      $  910,509         $  735,132
   Work-in-process                                    144,446            121,487
   Finished goods                                     148,067            128,535
                                                   -----------------------------
                                                   $1,203,022         $  985,154
                                                   =============================

--------------------------------------------------------------------------------

3. Fixed Assets

                                                                  2002                                    2001
                                        ----------------------------------------------------------------------
                                                           Accumulated                             Accumulated
                                              Cost        Depreciation                Cost        Depreciation
                                        ----------------------------------------------------------------------
   Office equipment                     $  253,208          $   22,800          $  192,362          $      579
   Manufacturing equipment                 316,441              22,778             131,978                 397
   Computer equipment                       91,296              12,905              76,830                 347
   Dies and molds                          638,923              59,095             515,045               1,552
   Automotive                               16,439               6,283              16,270               1,967
   Leasehold improvements
     (Note 11)                             412,318              38,025             150,308                 548
   Equipment under capital lease           237,697              22,612             208,020                 363
                                        ----------------------------------------------------------------------
   Total                                $1,966,322          $  184,498          $1,290,813          $    5,753
                                        ======================================================================
   Net book value                                           $1,781,824                              $1,285,060
                                                            ==========                              ==========


================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

4. Investment in Former Parent Company

   On October 1, 2001, the Predecessor Company disposed of its investment in Regency Affiliates, Inc. ("Regency", its former parent company) as part of the consideration to reacquire shares of the Company's common stock owned by Regency. The carrying value of the investment prior to the transaction was $4,233,835. Included in the carrying value of the investment is equity income of $211,420 recognized in 2001 prior to the disposal. Upon return of the shares of Regency, the carrying value was written off.
--------------------------------------------------------------------------------

5. Bank Indebtedness

                                                        2002               2001
                                                 ------------------------------
   Revolving bank loan                           $ 1,398,247          $ 169,463
   (Cash) cheques issued in excess of deposits      (177,610)           239,853
                                                 ------------------------------
                                                 $ 1,220,637          $ 409,316
                                                 ==============================

   The revolving bank loan is a Cdn. $2,000,000 overdraft facility, which is due on demand and bears interest at Canadian bank prime rate (4.5% - December 31, 2002; 4.0% - December 31, 2001) plus 1%. This line of credit is renewable annually in April of each year. At December 31, 2002, the Company had overdrawn under this facility by Cdn. $173,187 (U.S. $109,778).

   The following have been provided as collateral for the overdraft facility and long-term debt (Note 6):


     (a)  general assignment of accounts receivable and inventories; and

     (b) a Cdn. $2,000,000 demand debenture granting a first fixed charge on certain equipment and a floating charge over all other assets of the Company.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

6. Long-term Debt

                                                            2002           2001
                                                       ------------------------
   HSBC loan payable - interest at prime
   plus 1%, due September 28, 2005, monthly
   principal payments of $18,314 plus interest         $ 610,068      $ 824,021


   HSBC loan payable - interest at prime
   plus 0.5%, due November 14, 2006, monthly
   principal payments of $3,061 plus interest            145,259        180,609
                                                       ------------------------

                                                         755,327      1,004,630
   Less current portion                                  755,327        256,499
                                                       ------------------------
                                                       $    --        $ 748,131
                                                       ========================

   The Company has a Cdn. $1,000,000 equipment purchase facility and a Cdn. $1,400,000 acquisition facility. These facilities bear interest at Canadian bank prime rate plus 1/2% to 1%. At December 31, 2002, the Company had undrawn credit capacity under these facilities of Cdn. $770,837 (U.S. $488,610) for equipment purchases and Cdn. $437,550 (U.S. $277,350) for acquisitions.

   The collateral provided for the HSBC loans payable is described in Note 5.

   The Company's banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt-to-equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. During 2002 the Company breached financial covenants contained in its credit agreements and such breaches continue to exist at December 31, 2002. As a result, the long-term portion of the debt has been reclassified to current liabilities in the Company's 2002 consolidated balance sheet. HSBC continues to monitor the loan balances. While now due on demand, HSBC has permitted the Company to continue paying the loans in accordance with the terms and conditions in the banking agreement.

   Principal payments required on long-term debt over the remaining terms of the debt assuming the credit agreements are not evoked or the loans are otherwise called are as follows:

                         Year                     Amount

                         2003                   $ 256,500
                         2004                     256,500
                         2005                     207,264
                         2006                      35,063
                                                ---------
                                                $ 755,327
                                                =========

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

7. Obligations under Capital Lease

   The minimum annual lease payments required under capital leases of manufacturing equipment expiring in December 2004 and November 2005 together with the balance of the obligation are as follows:

                         Year                    Amount

                         2003                   $  45,069
                         2004                      45,069
                         2005                       9,316
                                                ---------

   Total minimum lease payments                    99,454
   Less amounts representing interest at 8.6%
     and 9.5% per annum                            11,572
                                                ---------

   Present value of minimum lease payments         87,882
   Less current portion                            36,832
                                                ---------

                                                $  51,050
                                                =========
--------------------------------------------------------------------------------

8. Common Stock

   (a) Authorized

       30,000,000 Common shares with a par value of $0.01 each

        1,000,000 Preferred shares with a par value of $0.01 each

   Shares of common stock held in treasury at December 31, 2002 totalled 93,718 (2001 -1,375,677) with a Nil value. During the year ended December 31, 2002, 1,281,959 common shares previously held in treasury were cancelled.

   Issued and outstanding                                     2002         2001
                                                          ---------------------

         2,500,671 (2001 - 2,464,349) Common shares       $ 25,007     $ 24,643
                                                          =====================

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

8. Common Stock (continued)


     (b) During the year ended December 31, 2002, the Company issued 36,322 fully vested, non-forfeitable shares of common stock (valued at $44,040 based upon the trading price of the common stock around the dates of the respective agreements) to certain employees and directors as part of their compensation.


     (c) During the year ended December 31, 2002 the Company granted to its Chief Executive Officer and President warrants to acquire 255,000 shares of the Company's common stock at an exercise price of $0.01 per share, which expire on April 12, 2012. The closing price of the Company's common stock on that date was $0.35 per share. The warrants vest as follows:

                                                         Number of     Exercise
                                                          Warrants        Price
                                                          ---------------------

   Granted - April 12, 2002; Vesting - April 12, 2002       85,000       $ 0.01
   Granted - April 12, 2002; Vesting - April 12, 2003       85,000       $ 0.01
   Granted - April 12, 2002; Vesting - April 12, 2004       85,000       $ 0.01
                                                           --------------------
                                                           255,000
                                                           =======

   The Company recorded the deferred compensation of $86,700 above based upon the difference between the exercise price and market price of the underlying common stock on the date the warrants were granted. The deferred compensation is being amortized over the vesting period of the warrants with compensation expense of $60,723 recognized during the year ended December 31, 2002.

   SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each warrant granted at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out in the Summary of Significant Accounting Policies, based on the following assumptions: No dividends, risk-free interest rate of 3.47%, volatility factor of the expected market price of the Company's common stock of 137% and an estimated weighted average expected life of the warrants of 24 months. The fair value of warrants granted on April 12, 2002 to the Company's Chief Executive Officer and President was $0.33 per warrant.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

9. Stock Options

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

   At December 31, 2002 and 2001 no options had been granted under either plan.

   Director Compensation

   In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of December 31, 2002 is as follows:

                                                           Number of    Exercise
                                                             Options       Price
                                                            --------------------

   Granted - November 4, 1999; Expiring - November 3, 2004    60,000      $ 4.50
   Granted - December 4, 2000; Expiring - December 3, 2005    60,000      $ 2.75
   Granted - December 4, 2001; Expiring - December 3, 2006    60,000      $ 1.00
                                                             -------------------
                                                             180,000
                                                             =======

   All 180,000 options are vested as of December 31, 2002 (2001 - 120,000). The options granted on December 4, 2001 vested in May 2002.

   No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

   SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option granted to directors at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out in the Summary of Significant Accounting Policies, based on the following weighted average assumptions: no dividends, risk-free interest rate of 3.03%, volatility of the trading price of the Company's common stock of 100% and a weighted average expected life of the stock options granted to directors of 24 months. The fair value of stock options granted on December 4, 2001 to directors was $0.53 per option.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

10. Income Taxes

   A reconciliation of expected income taxes using the federal U.S. statutory tax rate to the tax expense recorded in these financial statements is as follows:

                                                                    Period from       Period from       Period from
                                                Year ended       December 21 to      January 1 to      January 1 to
                                               December 31          December 31       December 20       December 20
                                                      2002             2001 (a)           2001 (b)         2001 (c)
                                               --------------------------------------------------------------------
   Expense (recovery) at the U.S.
    federal statutory rate on
    continuing operations                      $  (516,258)        $   (25,651)        $    --          $(1,171,701)
   Expense at the U.S. federal lower
    rate                                            13,750                --                --               13,750
   Federal alternative minimum tax                  35,500                --                --                 --
   Federal Subpart F income tax net of
    foreign tax credit                             209,222                --                --                 --
   Effect of income/loss subject to
   Canadian taxes                                  (34,096)             (3,809)             --               58,944
   Reduction in Canadian income
    tax rate                                        11,905                --                --                 --
   Permanent differences for
    non-deductible expenses                         23,876                --                --               69,334
   Under accruals                                  104,157                --                --              (31,737)
   Increase in valuation allowance                    --                  --                --            1,131,296
                                               --------------------------------------------------------------------
   Tax expense from continuing
    operations                                    (151,944)            (29,460)             --               69,886
   Losses utilized to offset taxes
    otherwise payable on income
    from discontinued operations                    43,626                --                --                 --
                                               --------------------------------------------------------------------
                                               $  (108,318)        $   (29,460)        $    --          $    69,886
                                               ====================================================================

     (a) Represents the results of operations of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the successor company, for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).

     (b) Represents the results of operations of the Wonder Tool Inc. predecessor, Orbital Polishing Operations (Note 1).

     (c) Represents the results of operations of Glas-Aire Industries Group Ltd., the predecessor company.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

10. Income Taxes (continued)

   The components of deferred taxes are as follows:

                                                     2002                  2001
                                               --------------------------------

                                                Temporary             Temporary
                                               Tax Effect            Tax Effect
                                               --------------------------------
   Deferred tax assets
     Accrued liabilities                       $  196,011           $    50,654
     Stock compensation                             --                   64,440
     Capital loss carry forward                 1,131,296             1,131,296
                                               --------------------------------
                                                1,327,307             1,246,390
     Valuation allowance                       (1,131,296)           (1,131,296)
                                               --------------------------------
                                                  196,011               115,094
   Deferred tax liability
     Fixed assets                                 170,975               198,031
                                               --------------------------------
   Net deferred tax asset (liability)          $   25,036           $   (82,937)
                                               ================================

   The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of future tax assets, the impact of the change in the valuation allowance is reflected in current income.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

11. Commitments

     (a) The Company is committed to minimum lease payments totalling $176,636 for the next two years with a five year renewal option, under an operating lease for its former premises. As the Company is no longer using these premises, the remaining future commitment was fully expensed in 2002 in the amount of $253,696 which includes an estimate of common area expenses and property taxes of $77,060. The Company's monthly lease payment including its share of common area costs is approximately $12,000 per month until expiry in September 2004. Additionally the leasehold improvements pertaining to the former premises were written off in the amount of $114,105 in 2002. The Company is attempting to sublet its former premises.

          The Company entered into an operating lease agreement for its current premises commencing May 1, 2002 for a term of seven years with a five year renewal option. The landlord has provided the first three months of the lease rent free. The Company is committed to the following minimum annual lease payments plus proportionate common area costs in respect of its new premises:

                         Year                        Amount
                         2003                   $   173,314
                         2004                       178,816
                         2005                       181,567
                         2006                       181,567
                         2007                       187,069
                   Thereafter                       253,093
                                                -----------
                                                $ 1,155,426
                                                ===========

          Rent expense (including free rent and escalating payments) has been recognized on a straight line basis over the term of the lease, excluding the future rent payments related to the former premises accrued above, was $336,384 for the year ended December 31, 2002, $4,821 for the period from December 21, 2001 to December 31, 2001, and $177,284 for the Predecessor Company's period from January 1, 2001 to December 20, 2001.

     (b) During the year ended December 31, 2002, the Company entered into an employment agreement with its Chief Executive Officer and President effective January 1, 2002 and to terminate December 31, 2005 unless terminated earlier by the Company or the Chief Executive Officer and President. The employment agreement is automatically renewable for three years. The employment agreement provides an annual salary of $213,000 plus an annual bonus of 10% of the increase in net shareholders' equity from the previous fiscal year excluding any increase resulting from the issue of shares. If the Chief Executive Officer and President is terminated for other than just cause or is disabled and unable to perform his duties, he is entitled to a severance payment up to 18 months of his compensation.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------

12. Segmented Information

     (a) As a result of the disposition of the Orbital Polishing Division in January 2003 being classified as discontinued in these financial statements (Note 16) the Company has determined that it operates in one continuing business segment: the automotive accessories segment.

     (b) Sales figures include sales to customers who are located in the following countries:

                                                         Period from              Period from              Period from
                                      Year ended      December 21 to             January 1 to             January 1 to
                                     December 31         December 31              December 20              December 20
                                            2002             2001 (a)                 2001 (b)                 2001 (c)
                                    ----------------------------------------------------------------------------------
          United States             $ 10,636,621            $ 53,774            $       --                $ 10,229,225
          Canada                         992,916                --                      --                   1,105,817
          Japan and other                191,105                --                      --                     400,648
                                    ----------------------------------------------------------------------------------
                                    $ 11,820,642            $ 53,774            $       --                $ 11,735,690
                                    ==================================================================================

     (c) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                         Period from              Period from              Period from
                                      Year ended      December 21 to             January 1 to             January 1 to
                                     December 31         December 31              December 20              December 20
                                            2002             2001 (a)                 2001 (b)                 2001 (c)
                                    ----------------------------------------------------------------------------------

          Nissan North America, Inc  $ 1,996,584            $   --              $       --                $ 2,924,542
          Honda Access America, Inc    3,215,321                --                      --                  2,431,012
          General Motors               3,317,162              53,774                    --                  2,647,160
          Hyundai Motor America, Inc.  1,157,978                --                      --                    914,015
                                     --------------------------------------------------------------------------------
                                     $ 9,687,045            $ 53,774            $       --                $ 8,916,729
                                     ================================================================================

     (d)  Sales figures are comprised of sales in the following product lines:

                                                         Period from              Period from              Period from
                                      Year ended      December 21 to             January 1 to             January 1 to
                                     December 31         December 31              December 20              December 20
                                            2002             2001 (a)                 2001 (b)                 2001 (c)
                                    ----------------------------------------------------------------------------------

          Sunroof wind deflectors    $ 6,541,164            $    --             $       --                $ 6,410,384
          Hood protectors              3,953,232              53,774                    --                  3,894,119
          Rear air deflectors          1,166,701                 --                     --                  1,431,187
          Door visors                    159,545                 --                     --                      --
                                     --------------------------------------------------------------------------------
                                     $11,820,642            $ 53,774            $       --                $11,735,690
                                     ================================================================================

     (a)  Represents the results of operations of Wonder Tool Inc. and Glas-Aire
          Industries Group Ltd., the successor company, for the period December
          21, 2001 (date of acquisition) to December 31, 2001 (Note 1).

     (b)  Represents the results of operations of the Wonder Tool Inc.
          predecessor, Orbital Polishing Operations (Note 1).

     (c)  Represents the results of operations of Glas-Aire Industries Group
          Ltd., the predecessor company.


================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2002
--------------------------------------------------------------------------------
12. Segmented Information (continued)

   As at December 31, 2002 and 2001, all of the company's fixed assets are located in Canada except for the leasehold improvements, office and computer equipment located in the United States of approximately $6,254 net of depreciation (2001 - $6,950). 13. Related Party Transactions The Company had the following transactions with related parties that were not disclosed elsewhere in these financial statements:

                                                                Period from        Period from     Period from
                                             Year ended      December 21 to       January 1 to    January 1 to
                                            December 31         December 31        December 20     December 20
                                                   2002             2001 (a)           2001 (b)        2001 (c)
                                              ----------------------------------------------------------------
   Fees paid to directors/shareholders
    for ongoing consulting services            $ 87,000        $      --         $      --         $ 57,500
   Rent paid to a company controlled
    by certain directors                       $ 56,833        $      --         $      --         $   --
   Material purchases from a company
    controlled by certain directors            $ 15,520        $      --         $      --         $   --

   The transactions were in the normal course of operations and are measured at the exchange value, which is the amount of consideration established and agreed to by the related parties.


     (a) Represents the results of operations of Wonder Tool Inc. and Glas-Aire Industries Group Ltd., the successor company, for the period December 21, 2001 (date of acquisition) to December 31, 2001 (Note 1).


     (b) Represents the results of operations of the Wonder Tool Inc. predecessor, Orbital Polishing Operations (Note 1).

     (c) Represents the results of operations of Glas-Aire Industries Group Ltd., the predecessor company.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

December 31, 2002
--------------------------------------------------------------------------------

14.  Contingencies

     Following his termination for cause from his position as President of the Company on September 12, 2001, the Company's former president filed a Writ of Summons, on September 13, 2001, in the Supreme Court of British Columbia. The former president asserted among other things that the repurchase of the Company's shares involved a breach of agreements with HSBC Bank of Canada, securities and corporate laws. The former president has not filed a Statement of Claim. On January 14, 2003, the former president filed a notice of discontinuance against the Company and other parties. The Company is vigorously contesting the writ. In the opinion of management, the exposure to loss is not determinable. The impact of the resolution of this matter will be reflected in operations in the year of resolution.

     On July 31, 2002, the Company filed suit against a supplier in the Supreme Court of British Columbia alleging that the supplier supplied defective gaskets to the Company, commencing in 2000. The Company is alleging breach of contract and the negligent manufacture of gaskets against the supplier. The Company is seeking general damages, special damages, interests and costs. The supplier has commenced a counterclaim against the Company for payment of outstanding invoices totalling $20,615.

     On February 14, 2003, another supplier filed suit against the Company for payment of outstanding invoices totalling $56,805. The Company has withheld payment due to the supplier's breach of contract and non-performance. The outstanding accounts have been accrued in the financial statements. The Company intends to defend this action and pursue a counterclaim for breach of contract in an amount that exceeds the amount claimed by the supplier.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

December 31, 2002
--------------------------------------------------------------------------------

15.  Profit Sharing Program

     In 1994, Glas-Aire Industries Group Ltd. adopted a profit sharing program which provides that 10% of the Company's income before income taxes and provision for profit sharing may be distributed to officers and employees of the Company. No amounts were accrued in the periods presented in these financial statements except for $117,208 during the Predecessor Company's period from January 1, 2001 to December 20, 2001.

--------------------------------------------------------------------------------

16. Discontinued Operations

     In January, 2003, the Company sold the assets and liabilities of its Orbital Polishing Division for $920,140, comprised of cash of $720,140 and a promissory note receivable of $200,000. The sale resulted in a gain of $559,837 which was recognized in 2003. The promissory note bears interest at the rate of 7% per annum. The principal together with interest shall be repaid in twenty quarterly instalments of $13,859 commencing March 31, 2005. During the first four years after the purchase transaction, the purchaser shall pay to the Company 15% of the gross revenue in excess of the amounts below from the products included in the Orbital Polishing Division (the "Earn Out Payments"). Included in this gross revenue calculation is all revenue derived from current products or variations to current products included in the Orbital Polishing Division. Any revenue derived from new products developed by the purchaser shall be exempt from this gross revenue calculation. Payments shall be limited to $50,000 for each year. The purchaser shall be responsible for the Earn Out Payments only to the extent that gross revenues exceed the following amounts:

                         Year           Gross Revenue
                         ----           -------------
                         2003            $ 1,000,000
                         2004              1,100,000
                         2005              1,200,000
                         2006              1,300,000

     The Company follows SFAS No.144 "Accounting for the Impairment or Disposal of Long-lived Assets" in accounting for this transaction. Consequently, the Orbital Polishing Division is reported as discontinued for all periods presented. Financial information of the Orbital Polishing Division is as follows:

                                        Period from   Period from   Period from
                         Year ended  December 21 to  January 1 to  January 1 to
                        December 31     December 31   December 20   December 20
                               2002        2001 (a)      2001 (b)      2001 (c)
                        -------------------------------------------------------
     Revenues              $773,369       $   --        $822,386      $   --
     Pre-tax income        $128,310       $   --        $178,662      $   --

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

December 31, 2002.
--------------------------------------------------------------------------------

16.  Discontinued Operations (continued)

                                                           2002        2001
                                                       --------    --------
     Accounts receivable                               $ 61,970    $   --
     Inventory                                         $261,585    $223,904
     Accounts payable and accrued liabilities          $ 13,252    $   --

     During the year ended December 31, 2002, the Company entered into a motor contract supply agreement with Asian-American Trading and Investment, LLC. ("Asian-American"). The Company's Chairman of the Board of Directors and another member of the board of directors are the managing members of Asian-American.

     In connection with the Orbital Polishing Division asset sale, Asian-American entered into a motor supply purchase agreement with the purchaser. Pursuant to the motor supply purchase agreement, Asian-American will supply a maximum of 12,500 electric motors to the purchaser at a guaranteed price of $7.00 per motor through January 1, 2005. The Company has agreed to indemnify, defend and hold harmless Asian-American, and its respective managers, members, employees, consultants, agents, attorneys, successors, and assigns against any losses, costs, damages, liabilities, expenses, and claims or suits raising out of the motor supply purchase agreement.

================================================================================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)

December 31, 2002.
--------------------------------------------------------------------------------

17.  Going Concern

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a loss from continuing operations during the year ended December 31, 2002 of $1,366,459, is in violation of certain debt covenants (Note 6), has a working capital deficiency of $1,647,951 at December 31, 2002 and has drawn the maximum amount under its line of credit. Continued operations are dependent upon the continued support of lenders and a return to profitability.

     Management believes the Company can return to profitability in 2003 and will generate cash flow therefrom to meet cash requirements over the next twelve months. While the Company believes its plans to be achievable, there can be no assurance that it will generate sufficient cash flow from operations to address all cash flow needs. Additionally, the Company's primary lender has indicated that, although the loans remain on a demand basis, the loans may be repaid in accordance with the terms and conditions outlined in the banking agreement. This includes amortized payments on the non-revolving facilities. Thus, the Company will continue making periodic payments on the term debt. Management believes that the Company will be able to maintain these credit facilities on a going forward basis; however, there can be no assurance that this will occur. In addition, management is pursuing alternative financing arrangements. There can be no assurance that the Company will be able to secure alternative financing if needed or obtain alternative financing on terms satisfactory to the Company. Management has implemented a plan to increase sales and improve efficiencies while reducing labour costs. Management has added additional personnel to strengthen its manufacturing, engineering, quality control and research and development departments in an effort to improve efficiencies and increase the Company's profit margins. Management is optimistic that these steps will contribute to the Company's return to profitability and provide sufficient cash flow from operations, capital resources and liquidity to continue to operate into the future and continue as a going concern. However, there can be no assurance that the sales increase, improvement in efficiencies or reduction in labour costs will be successful. Finally, in January 2003, the Company sold its Orbital Polishing division net assets, resulting in proceeds which included $720,140 of cash (Note 16).

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.