Form 10QSB
period 2003-03-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2003-05-15
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 1-14244

                         GLAS-AIRE INDUSTRIES GROUP LTD.
            ----------------------- --------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        84-1214736
             ------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   7791 Alderbridge Way, Richmond B.C. V6X 2A4
                   -------------------------------------------
                     (Address of principal executive office)

                                 (604) 207-0221
                                 --------------
                            (Issuer telephone number)


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

     Yes [X]     No [ ]

Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 2,500,671 shares, not including 93,718 shares of treasury stock, held by the Company as of March 31, 2003.

     Transitional Small Business disclosure Format    Yes [ ]   No [X]


                           Glas-Aire Industries Group Ltd.

                                        INDEX
                                        -----


                                                                                 Page
                                                                                 ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets                               2
              March 31, 2003 (Unaudited) and December 31, 2002

              Consolidated Condensed Statements of Operations                     3
                For the three months ended March 31, 2003 and 2002 (Unaudited)

              Consolidated Condensed Statement of Stockholder's Equity            4
                For the three months ended March 31, 2003 (Unaudited)

              Consolidated Condensed Statements of Cash Flows                     5-6
                For the three months ended March 31, 2003 and 2002 (Unaudited)

              Notes to Consolidated Condensed Financial Statements (Unaudited)    7-12

              Forward Looking Statements                                          13

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                     14-17

     Item 3.  Controls and Procedures                                             18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   18

     Item 5.  Other Information                                                   19

     Item 6.  Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                        21


     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                           Glas Aire Industries Group Ltd.
                        Consolidated Condensed Balance Sheets

                                                           March 31,     December 31,
                                                             2003            2002
                                                          (Unaudited)     (Audited)
                                                          -----------    -----------
Assets
Current
     Cash and equivalents                                 $    72,712    $         0
     Accounts receivable, net of allowance
        for doubtful accounts of $4,306 (2002- $21,748)     1,920,011      1,509,423
     Inventories                                            1,427,530      1,203,022
     Income taxes refundable                                   77,979         31,877
     Prepaid expenses                                         120,829         83,735
     Deferred income taxes                                    196,011        196,011
                                                          -----------    -----------
                                                            3,815,072      3,024,068

Note receivable                                               200,000              0
Fixed assets, net                                           1,987,279      1,781,824
Net assets held for sale                                            0        323,555
                                                          -----------    -----------
                                                          $ 6,002,351    $ 5,129,447
                                                          ===========    ===========

Liabilities and Stockholders' Equity
Liabilities
Current
     Bank indebtedness                                    $ 1,429,867    $ 1,220,637
     Accounts payable                                       1,959,536      1,546,431
     Accrued liabilities                                    1,107,594      1,112,792
     Current portion - long-term debt                         469,734        755,327
     Current portion - capital lease                           27,037         36,832
                                                          -----------    -----------
                                                            4,993,768      4,672,019
Obligation under capital lease                                 51,643         51,050
Deferred income taxes                                         193,646        170,975
Net liabilities held for sale                                       0         13,252
                                                          -----------    -----------
                                                            5,239,057      4,907,296
                                                          -----------    -----------
Stockholders' equity
     Common stock                                              25,007         25,007
     Additional paid-in capital                             1,519,719      1,519,719
     Deferred compensation                                    (15,139)       (25,977)
     Accumulated Deficit                                     (858,524)    (1,329,785)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                 92,231         33,187
                                                          -----------    -----------
                                                              763,294        222,151
                                                          -----------    -----------
                                                          $ 6,002,351    $ 5,129,447
                                                          ===========    ===========

                   See accompanying notes to financial statements


                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                        March 31,      March 31,
                                                          2003           2002
                                                      -----------    -----------

Sales                                                 $ 3,471,059    $ 2,693,271
Cost of sales                                           2,608,890      2,222,957
                                                      -----------    -----------
Gross profit                                              862,169        470,314
                                                      -----------    -----------
Expenses
     Depreciation                                          65,804         50,884
     Research and development                             154,456        163,774
     Selling and distribution                             278,624        209,781
     General and administrative                           250,650        297,785
     Foreign exchange  loss (gain)                        167,035        (12,549)
     Interest income                                          (40)          (543)
     Interest expense                                      29,228         24,421
                                                      -----------    -----------
                                                          945,757        733,553
                                                      -----------    -----------

Loss from continuing operations before income taxes       (83,588)      (263,239)
Income tax recovery                                       (33,990)       (77,001)
                                                      -----------    -----------
Loss from continuing operations                           (49,598)      (186,238)
Income from discontinued operations, net of
     Income taxes of $3,600                                     0         20,944
Gain on disposition of discontinued operations            520,859              0
                                                      -----------    -----------
Net income (loss) for the period                      $   471,261    $  (165,294)
                                                      ===========    ===========

Earnings (loss)  per share basic from
     Continuing operations                            $    (0.020)   $    (0.075)
     Discontinued operations                                0.208          0.008
                                                      -----------    -----------
                                                      $     0.188    $    (0.067)
Earnings (loss)  per share diluted from
     Continuing operations                            $    (0.019)   $    (0.075)
     Discontinued operations                                0.198          0.008
                                                      -----------    -----------
                                                      $     0.179    $    (0.067)
                                                      ===========    ===========


Weighted average common shares outstanding
(Basic - after deducting 93,718 (2002-1,375,677)
 shares of treasury stock  held by the Company)         2,500,671      2,472,630
 Effect of exercise of warrants                           134,143              0
                                                      -----------    -----------
Diluted                                                 2,634,814      2,472,630
                                                      ===========    ===========


                 See accompanying notes to financial statements


                                               Glas-Aire Industries Group Ltd.
                                  Consolidated Condensed Statement of Stockholders' Equity
                                              Three Months Ended March 31, 2003
                                                         (Unaudited)


                                Common Stock          Additional      Deferred     Accumulated    Accumulated   Stockholders'
                             Stock        Amount        Paid-in     Compensation     Deficit        Other         Equity
                                                        Capital       expense                    Comprehensive
                                                                                                    Income
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------
Balance -
   December 31, 2002        2,500,671   $    25,007   $ 1,519,719   $   (25,977)   $(1,329,785)   $    33,187   $   222,151
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------

Net income                                                                             471,261                      471,261
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------

Deferred compensation                                                    10,838                                      10,838
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------
Foreign currency
 translation adjustment                                                                                59,044        59,044
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------
Balance -
   March 31, 2003           2,500,671   $    25,007   $ 1,519,719   $   (15,139)   $  (858,524)   $    92,231   $   763,294
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------



Comprehensive income (loss) consists of the following:

                                                          2003           2002
                                                       ---------      ---------

Net income (loss)                                      $ 471,261      $(165,294)

Foreign currency translation adjustment                   59,044         (2,676)
                                                       ---------      ---------
Comprehensive income (loss)                            $ 530,305      $(167,970)
                                                       =========      =========



                 See accompanying notes to financial statements


                            Glas Aire Industries Group Ltd
                    Consolidated Condensed Statements of Cash Flows
                                      (Unaudited)

                                                                  Three Months Ended
                                                                ----------------------
                                                                 March 31,    March 31,
                                                                   2003         2002
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net loss for the period from continuing operations         $ (49,598)   $(186,238)
Adjustment to reconcile net loss for the
       period to net cash used in operating
       activities from continuing operations
     Depreciation                                                  65,804       50,884
     Deferred  compensation expense                                10,838        9,429
(Increase) decrease in assets
     Accounts receivable                                         (356,410)     213,898
     Inventories                                                 (132,761)    (187,271)
     Income taxes recoverable                                     (33,990)     (72,729)
     Prepaid expense                                              (29,906)     (25,321)
Increase (decrease) in liabilities
     Accounts payable                                             282,276      242,746
     Accrued liabilities                                           (5,199)    (255,532)
     Income taxes payable                                               0       (4,016)
                                                                ---------    ---------
        Net cash used in operating activities
         From continuing operations                              (248,946)    (214,150)
                                                                ---------    ---------
Cash flows from discontinued operations                                 0      (37,927)
                                                                ---------    ---------
 Net cash used  in operating activities                          (248,946)    (252,077)
                                                                ---------    ---------
Financing activities
     Repayment of capital lease obligation                        (15,061)      (7,344)
     Repayment of long-term debt                                 (326,572)     (64,958)
     Increase in bank indebtedness                                111,717      513,036
                                                                ---------    ---------
          Net cash (used in) provided by financing activities    (229,916)     440,734
                                                                ---------    ---------
Investing activities
Net proceeds on disposal of Orbital Polishing Division            631,162            0
     Purchase of fixed assets                                     (94,593)     (41,862)
                                                                ---------    ---------
     Net cash provided by (used in) investing activities          536,569      (41,862)
                                                                ---------    ---------
Foreign currency translation adjustment
      effect on cash and equivalents balances                      15,005       (3,096)
                                                                ---------    ---------
Increase in cash and equivalents during the period                 72,712      143,699
Cash and equivalents, beginning of period                               0      465,193
                                                                ---------    ---------
Cash and equivalents, end of period                             $  72,712    $ 608,892
                                                                =========    =========

                    See accompanying notes to financial statements


                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Three months ended
                                                             -------------------
                                                             March 31,  March 31,
                                                               2003       2002
                                                             --------   --------

Supplemental disclosure of cash flow relating to:

     Interest paid                                           $ 29,228   $ 24,421


     Income taxes paid                                       $      0   $ 41,178


Non - cash investing activities

     Note receivable on sale of Orbital Polishing Division   $200,000   $      0

     Common Stock issued in                                  $      0   $  9,429
     exchange for compensation









                 See accompanying notes to financial statements

                                       6

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements

                                 March 31, 2003
                                   (Unaudited)

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

     These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2002 and 2001 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not necessarily indicative of annual results.

     These interim financial statements include the amounts of its wholly-owned subsidiaries, Wonder Tool, Inc. ("WTI"), Multicorp Holdings Inc., Glas-Aire Industries Ltd., Glas-Aire Industries Inc., and 326362 B.C. Ltd.

2.   Inventories by component are as follows:

                                              March 31,         December 31,
                                                 2003               2002
                                              ----------         ----------

     Raw materials                            $1,094,899         $  910,509
     Work-in-progress                            162,037            144,446
     Finished goods                              170,594            148,067
                                              ----------         ----------
                                              $1,427,530         $1,203,022
                                              ==========         ==========

3.   Bank indebtedness and long term debt

     The Company's banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt-to-equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. During 2002 the Company breached financial covenants contained in its credit agreements and such breaches continued to exist at March 31, 2003. As a result, the long-term portion of the debt has been reclassified to current liabilities in the Company's consolidated balance sheets. HSBC (the lender) continues to monitor the loan balances. While now due on demand, HSBC has permitted the Company to continue paying the loans in accordance with the terms and conditions in the banking agreement.

4.   Warranty Accrual

     Changes in the Company's warranty liability during the periods were as follows:

                                                    Three months ended
                                                 -------------------------
                                                 March 31,       March 31,
                                                    2003            2002
                                                 ---------       ---------

     Balance, beginning of period                $ 113,284       $ 387,776
     Warranty expense                              137,255          45,678
     Settlements made                             (146,681)       (173,918)
                                                 ---------       ---------
     Balance, end of period                      $ 103,858       $ 259,536
                                                 =========       =========

5.   Common Stock

     At March 31, 2003 and December 31, 2002 the Company had 180,000 options granted to directors and 255,000 warrants granted to its chief Executive Officer and President outstanding and 93,718 shares of treasury stock. The options were excluded from the calculation of earning per share due to their antidilutive effect.

6.   Stock Based Compensation

     Stock options granted to non-employees are accounted for in accordance with the fair value method prescribed in SFAS No. 123 using the Black-Scholes option pricing model. There were no stock options granted to non-employees during the period covered by these financial statements.

     The Company applies Accounting Principles Board ("APB') Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for stock option plans. Under APB Opinion No. 25, compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant. Stock options granted in tranches (graded vesting) are amortized over the respective vesting period of each tranche.

     The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro-forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148. To provide the require pro-forma information, the Company estimates the fair value of each warrant granted at the grant date using the Black-Scholes option-pricing model. The pro-forma results set out below are based on the following assumptions: No dividends, risk-free interest rate of 3.47%, Volatility factor of the expected market price of the Company's common stock of 137% and an estimated weighted average expected life of the warrants of 24 months. The fair value of warrants granted on April 12, 2002 to the Company's Chief Executive Officer and President was $0.33 per warrant.

                                                           Three months ended
                                                              March 31, 2003
                                                              --------------

  Net income, as reported                                      $   471,261
  Add: stock-based compensation expense included in reported
     net income                                                     10,838
  Deduct: total stock-based compensation expense determined
        under fair-value based method                              (10,374)
                                                               -----------
  Net income, pro-forma                                        $   471,725
                                                               ===========

  Earnings (loss) per share
       - basic - as reported                                   $     0.188
       - diluted-as reported                                   $     0.179
       - basic-pro-forma                                       $     0.189
       - diluted - pro-forma                                   $     0.179


7.   Segmented Information

     (a) As a result of the disposition of certain assets & liabilities of WTI in January 2003 the results of operations of WTI, for the period ending March 31, 2002, has been presented as discontinued operations in these financial statements, the Company now operates in only one business segment: the automotive accessories segment.

     (b) Sales figures include sales to customers who are located in the following countries:

                                                   Three months ended
                                              -----------------------------
                                              March 31,          March 31,
                                                 2003               2002
                                              ----------         ----------
     United States                            $3,252,323         $2,455,332
     Canada                                      204,942            183,096
     Japan and other                              13,794             54,843
                                              ----------         ----------
                                              $3,471,059         $2,693,271
                                              ==========         ==========

     (c) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                    Three months ended
                                                ---------------------------
                                                 March 31,        March 31,
                                                   2003             2002
                                                ----------       ----------
     Nissan North America, Inc                  $1,031,073       $  520,747
     Honda Access America, Inc.                  1,042,889          377,291
     General Motors                                675,123          835,533
                                                ----------       ----------
                                                $2,749,085       $1,733,571
                                                ==========       ==========

     (d)  Sales figures are comprised of sales in the following products lines:

                                                    Three months ended
                                                ---------------------------
                                                March 31,        March 31,
                                                   2003             2002
                                                ----------       ----------
     Sunroof wind deflectors                    $2,189,924       $1,997,160
     Hood protectors                               927,016          473,402
     Rear air deflectors                           278,490          173,269
     Door visors                                    75,629           49,440
                                                ----------       ----------
                                                $3,471,059       $2,693,271
                                                ==========       ==========

8.   Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,281,775 and $3,385,414 for the years ended December 31, 2002 and 2001 respectively. At March 31, 2003 we had working capital deficiency of $1,178,696. We have historically met our cash requirements to sustain our operations from funds from operation and debt financing. Cash and cash equivalent increased $72,712 during the current quarter.

     Management believes the Company can return to profitability in the current fiscal year and will generate cash flow therefrom to meet cash requirements over the next twelve months. We estimate our current cash requirements to sustain our operations for the next twelve months through March 2004 to be $13,200,000. While the Company believes its plan to be achievable, there can be no assurance that it will generate sufficient cash flow from operations to address all cash flow needs. Additionally, the Company's primary lender has indicated that, although the loans remain on a demand basis, the loans may be repaid in accordance with the terms and conditions outlined in the banking agreement. This includes amortized payments on the non-revolving facilities. Thus, the Company will continue making periodic payments on the term debt. Management believes that the Company will be able to maintain these credit facilities on a going forward basis; however, there can be no assurance that this will occur. In addition, management is pursuing alternative financing arrangements. There can be no assurance that the Company will be able to secure alternative financing if needed or obtain alternative financing on terms satisfactory to the Company. Management has implemented a plan to increase sales and improve efficiencies while reducing labor costs. Management has added additional personnel to strengthen its manufacturing, engineering, quality control and research and development departments in an effort to improve efficiencies and increase the Company's profit margins. Management is optimistic that these steps will contribute to the Company's return to profitability and provide sufficient cash flow from operations, capital resources and liquidity to continue to operate into the future and continue as a going concern. However, there can be no assurance that the sales increase, improvement in efficiencies or reduction in labor costs will be successful.

     These conditions raise doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

9.   Discontinued Operations

     On January 9, 2003, the Company sold the assets and liabilities of its Orbital Polishing Division for $920,140, comprised of cash of $720,140 and a promissory note receivable of $200,000. The sale resulted in a gain of $520,859 which was recognized in 2003. Disposal costs of $88,978 for legal fees and commission have been netted against the gain. The promissory note is unsecured and bears interest at the rate of 7% per annum. The principal together with interest shall be repaid in twenty quarterly installments of $13,859 commencing March 31, 2005. During the first four years after the purchase transaction, the purchaser shall pay to the Company 15% of the gross revenue in excess of the amounts below from the products included in the Orbital Polishing Division (the "Earn Out Payments"). Included in this gross revenue calculation is all revenue derived from current products or variations to current products included in the Orbital Polish Division. Any revenue derived from new products developed by the purchaser shall be exempt from this gross revenue calculation. Payments shall be limited to $50,000 for each year. The purchaser shall be responsible for the Earn Out Payments only to the extent that gross revenues exceed the following amounts:

                     Year              Gross Revenue

                     2003               $1,000,000
                     2004                1,100,000
                     2005                1,200,000
                     2006                1,300,000

     No amounts have been accrued in these financial statements in respect of earn out payments.

     The Company follows SFAS No. 144 "Accounting for the impairment or Disposal of Long-lived Assets" in accounting for this transaction. Consequently, the Orbital Polishing Division is reported as discontinued for all periods presented. Financial-information of the Orbital Polishing Division is as follows:




                                                        Three months ended
                                                       --------------------
                                                       March 31,   March 31,
                                                         2003        2002
                                                       --------    --------
     Revenues                                          $      0    $167,349
     Pre-tax income                                    $      0    $ 24,544


                                                       March 31,  December 31,
                                                         2003        2002
                                                       --------    --------
     Accounts receivable                               $      0    $ 61,970
     Inventory                                         $      0    $261,585
     Accounts payable and accrued liabilities          $      0      13,252

FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that we will continue in business as a "going concern," that we will continue to develop, market and ship products on a timely basis, that competitive conditions within the automotive industry will not change materially or adversely, that demand for our products will remain strong, that we will retain existing customers and key management personnel, that our forecasts will accurately anticipate market demand, that our bank will continue to provide our various credit facilities and loans, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
------------------------------------------------------------------------------

Changes in Results of Operations: Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The Company's sales increased by 28.88% from $2,693,271 for the three months ended March 31, 2002, to $3,471,059 for the three months ended March 31, 2003. This increase is primarily due to volume increases in hood protectors and increased sales to existing customers.

     Gross profit margin, expressed as a percentage of sales, increased from 17.46% for the three months ended March 31, 2002 to 24.84% for the three months ended March 31, 2003. Actual gross profit increased from $470,314 for the three months ended March 31, 2002 to $862,169 for the three months ended March 31, 2003. This net increase in gross margin percentage of 7.38% was due primarily to
(i) a 4.26% decrease in materials costs and delivery charges for replacement of products, (ii) a decrease in direct labor and overhead costs of 1.98%, (iii) an increase of 1% in rent due to new facilities, (iv) a decrease of 0.86% in travel related to quality control, and (v) a decrease of 1.28% in other operating costs.

     Depreciation expense increased 29.32% from $50,884 for the three months ended March 31, 2002, to $65,804 for the three months ended March 31, 2003. The primary reason for this increase in depreciation was due to the placement of new equipment into service.

     Expenses for research and development decreased by 5.69% from $163,774 for the three months ended March 31, 2002 to $154,456 for the three months ended March 31, 2003. This decrease resulted primarily from (i) an increase of $26,985 or 16.48% in consulting fee for research and development activities, (ii) a decrease of $8,944 or 5.46% in travel expenses and extra services related to new product designs, (iii) a decrease of $20,162 or 12.31% in research and development supplies and related delivery charges, and (iv) a decrease of labor and overhead cost of $7,197 or 4.40%.

     Selling and distribution expenses increased by 32.82%, from $209,781 for the three months ended March 31,2002, to $278,624 for the three months ended March 31, 2003. This increase was due primarily to (i) a decrease of $7,124 or 3.39% in travel expense, (ii) a decrease of payroll accrual of $9,880 or 4.7% for a former officer of the company, (iii) a decrease of $7,636 or 3.65% related to marketing services, (iv) a decrease of $4,040 or 1.95% in commission expenses, (v) an increase of $91,577 or 43.65% in warranty claim expenses, (vi) an increase of $3,895 or 1.87% of advertising & promotion expenses and (vii) an increase of $2,051 or 0.98% due to other operating and personnel expenses.

     General and administrative expenses decreased by 15.83% from $297,785 for the three months ended March 31, 2002, to $250,650 for the three months ended March 31, 2003. This decrease is primarily due to (i) a decrease of $15,329 or 5.15% related to the 2002 employment relocation cost of a new manager, (ii) a decrease of $18,095 or 6.08% in legal, consulting and accounting fees related to the preparation of annual report, (iii) a decrease of $3,340 or 1.12% in computer consulting fees, and (iv) a decrease of $10,371 or 3.48% in other operating costs.

     Foreign exchange loss was $167,035 for the three months ended March 31, 2003 compared to a foreign exchange gain of $12,549 for the three months ended March 31, 2002. This was the result of the decreased strength of the United States dollar against the Canadian dollar and the Canadian subsidiaries having U.S. dollar domestic accounts receivable, which resulted in exchange losses.

     Interest expense increased by 19.68% from $24,421 for the three months ended March 31, 2002, to $29,228 for the three months ended March 31, 2003. This was the result from increased bank indebtedness.

     Our loss from continuing operations decreased by 73.37% from a loss of $186,238 for the three months ended March 31, 2002 compared to a loss of $49,598 for the three months ended March 31, 2003. This decline in the loss was primarily due to (i) an increase in sales and a corresponding increase in gross margin percentage, (ii) a reduction in research & development cost, (iii) an increase in warranty claims, and (iv) loss on foreign currency exchange for the three months ended March 31, 2003.

     Effective January 1, 2003 the Company sold certain assets and liabilities of the Orbital Polishing Division for $920,140 comprised of cash of $720,140 and a promissory note receivable of $200,000. The sales resulted in a gain of $520,859. The Orbital Polishing Division operations have been reported as discontinued operations for all periods presented. Any taxes owning as a result of the sale of Orbital Polishing Division assets will be offset by recognition of capital losses carry forward to which a valuation allowance has been previously recorded.

Liquidity and Capital Resources

     Cash used in operating activities for the period ended March 31, 2003 was $248,946 compared to $252,077 for the period ended March 31, 2002. The use of cash for the three months ended can be primarily attributed to (i) fund loss of $49,598 from continuing operations, (ii) an increase of accounts receivable of $356,410 due to the increase in sales at the end of March 2003, (iii) inventories increase by $132,761 as a result of the build up of raw materials,
(iv) an increase of accounts payable of $282,276 and (v) a decrease in income taxes payable. Our current cash requirements to sustain our operations for the next twelve months through March 2004 are estimated to be $13,200,000. We expect that these requirements will be provided by operations.

     Cash provided by investing activities included (i) the purchase of fixed assets for the period ended March 31, 2003 of $94,593 compared to the purchase of fixed assets in the period ended March 31, 2002 of $41,862, or an increase of $52,731, (ii) an increase of $631,162 (proceeds of $720,140 less selling costs of $88,978) due to the sale of the assets and liabilities of the Orbital Polishing Division. Bank debt increased by $111,717 and was used, in part, to fund the reduced cash from continuing operations, the acquiring of the fixed assets and the paying down of long term debt of $326,572.

     As of March 31, 2003, we had a $1,362,583 (CDN $2,000,000) line of credit for working capital, secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. As of March 31, 2003, the Company had overdrawn $67,284 over the allowable Line of Credit.

     On March 31, 2003, there was a working capital deficiency of $1,178,696 as compared to $1,647,951 at December 31, 2002. This improvement in working capital was primarily due to (i) the reduction of a long-term loan paid down by funds received from the sale of WTI, (ii) an increase in receivables as the result of higher sales, (iii) an increase in inventory due to a higher volume of orders, and (iv) an increase in payables. We expect that working capital requirements and capital additions will continue to be funded through a combination of our existing funds, internally generated funds and existing bank facilities and capital leases. Our working capital requirements are expected to increase in line with the growth of our business.

     During 2002, we were in violation of certain covenants contained in the banking facilities agreement. Pursuant to GAAP, as a result of the covenant breach invoking the bank's right to call the long-term debt on demand, the long-term debt has been reclassified as a current liability. However, the Company remains in close contact with its lenders and has never been in default or breach of any payment and/or payment schedule set forth in its original loan agreements.

     The independent auditor's report accompanying our December 31, 2002 consolidated financial statements contain an explanatory paragraph expressing doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Although we believe that we have reversed our operating losses and are currently operating at a profitable level, there can be no assurance that we will be able to generate sufficient positive cash flow from operations to address all of our cash flow needs.

     We are dependent upon these existing banking facilities. Currently, these banking facilities and our financial position are under review. Our banking facilities agreement contains covenants that, among other things, requires the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. We were in violation of certain of the covenants contained in the facilities agreement at March 31, 2003. However, the lender has not declared an event of default, and has agreed to forbear from taking any action until August 31, 2003. Management believes that our banking facilities will not be revoked; however if the facilities are revoked, and a replacement lender cannot be found, we could be materially and adversely affected.

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

Foreign Currency Translation and Transactions

     The Company conducts business in both Canada and the United States and used the U.S. dollar as tits reporting currency. The function currency of the Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries have been translated under SFAS No. 52. Asset and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rate during the year. The resulting exchange gains and losses are shown as a separate component of stockholders' equity.

     Transactions conducted in foreign currencies are translated as follows:

     At the transaction date, each asset, liability, revenue and expense is translated by the use of the exchange rate in effect at that date. At the period and date, monetary assets and liabilities are translated by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in income in the current period.

Item 3. Controls and Procedures

     Within 90 days prior to the date of this Report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Items 2, 3, and 4 of Part II are not applicable.

Item 5. Other Information

     On January 9, 2003, we completed the sale of substantially all of the assets and certain of the liabilities of the Orbital Polishing Division, pursuant to an Asset Purchase Agreement. The transaction was effective as of January 1, 2003, although the Asset Purchase Agreement was executed and the closing occurred on January 9, 2003.

     The Company sold the assets associated with the Wonder Tool pneumatic polishers, electric polishers, double drum pole polishers, cleaning and polishing compounds, polishing bonnets, associated accessories, airline toilet deodorants, and wet/dry vacuum cleaning machines, including the intellectual property associated with these assets. The consideration received from the Orbital Polishing Division asset sale was $720,140 in cash, a $200,000 promissory note and up to $200,000 that may be earned pursuant to an earn out provision in the Asset Purchase Agreement.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits:

     99.1 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports Filed on Form 8-K.

     Form 8-K filed on January 24, 2003 Disclosing sale of Wonder Tool Assets

     Form 8-K/A filed on February 7, 2003 Disclosing sale of Wonder Tool Assets

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2003

                                        GLAS-AIRE INDUSTRIES GROUP LTD.



                                        /s/ Craig Grossman
                                        ----------------------------------------
                                        Craig Grossman
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Craig Grossman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Glas-Aire Industries Group, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: May 15, 2003                    /s/ Craig Grossman
                                           -------------------------------------
                                           Craig Grossman, President & CEO

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Linda Kwan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Glas-Aire Industries Group, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period discovered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: May 15, 2003                      /s/ Linda Kwan
                                             -----------------------------------
                                             Linda Kwan, Chief Financial Officer