Form 10QSB
period 2003-06-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2003-11-14
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 1-14244


                         GLAS-AIRE INDUSTRIES GROUP LTD.
             -------------------------------------------------------
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

     Yes [X]   No [ ]

Issuer's Common Stock:
Common Stock, $0.01 par value - Issued 2,585,671 shares, not including 93,718 shares of treasury stock, held by the Company as of June 30, 2003.

     Transitional Small Business disclosure Format   Yes [ ]   No [X]

                         Glas-Aire Industries Group Ltd.

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION                                               3

 Item 1.  Financial Statements                                                3

          Consolidated Condensed Balance Sheets
          June 30, 2003 (Unaudited) and December 31, 2002                     3

          Consolidated Condensed Statements of Operations
            For the three months ended June 30, 2003 and 2002 and
            the six months ended June 30, 2003 and 2002 (Unaudited)           4

          Consolidated Condensed Statement of Stockholders' Equity
            For the six months ended June 30, 2003 (Unaudited)                5

          Consolidated Condensed Statements of Cash Flows
            For the six months ended June 30, 2003 and 2002 (Unaudited)       6

          Notes to Consolidated Condensed Financial Statements (Unaudited)    8

          Forward Looking Statements                                         13

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13

 Item 3.  Controls and Procedures                                            19

PART II.  OTHER INFORMATION                                                  20

 Item 1.  Legal Proceedings                                                  20

 Item 5.  Other Information                                                  21

 Item 6.  Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                   22


     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets
                                                          June 30,      December 31,
                                                            2003           2002
                                                         -----------    -----------
                                                        (Unaudited)      (Audited)
Assets
Current
     Cash and equivalents                                $    66,442    $         0
     Accounts receivable, net of allowance
        for doubtful accounts of $4,055 (2002-$21,748)     1,621,909      1,509,423
     Inventories                                           1,538,894      1,203,022
     Income taxes refundable                                 158,502         31,877
     Prepaid expenses                                         58,478         83,735
     Deferred income taxes                                   196,011        196,011
                                                         -----------    -----------
                                                           3,640,236      3,024,068

Note receivable                                              200,000              0
Fixed assets, net                                          2,256,629      1,781,824
Net assets held for sale                                           0        323,555
                                                         -----------    -----------
                                                         $ 6,096,865    $ 5,129,447
                                                         ===========    ===========

Liabilities and Stockholders' Equity
Liabilities
Current
     Bank indebtedness                                   $ 1,339,231    $ 1,220,637
     Accounts payable                                      2,506,655      1,546,431
     Accrued liabilities                                   1,003,626      1,112,792
     Current portion - long-term debt                        435,872        755,327
     Current portion - capital lease                          54,038         36,832
                                                         -----------    -----------
                                                           5,339,422      4,672,019
Obligation under capital lease                                19,925         51,050
Deferred income taxes                                        221,443        170,975
Net liabilities held for sale                                      0         13,252
                                                         -----------    -----------
                                                           5,580,790      4,907,296
                                                         -----------    -----------
Stockholders' equity
     Common stock                                             25,857         25,007
     Additional paid-in capital                            1,519,719      1,519,719
     Deferred compensation                                    (4,301)       (25,977)
     Accumulated Deficit                                  (1,332,601)    (1,329,785)
     Accumulated other comprehensive income
       Foreign currency translation adjustment               307,401         33,187
                                                         -----------    -----------
                                                             516,075        222,151
                                                         -----------    -----------
                                                         $ 6,096,865    $ 5,129,447
                                                         ===========    ===========

                 See accompanying notes to financial statements


                                       Glas-Aire Industries Group Ltd.
                               Consolidated Condensed Statements of Operations
                                                 (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                   --------------------------    --------------------------
                                                     June 30,       June 30,       June 30,       June 30,
                                                       2003           2002           2003           2002
                                                   -----------    -----------    -----------    -----------

Sales                                              $ 3,139,646    $ 3,331,710    $ 6,610,705    $ 6,024,981
Cost of sales                                        2,432,421      2,486,750      5,041,311      4,709,707
                                                   -----------    -----------    -----------    -----------
Gross profit                                           707,225        844,960      1,569,394      1,315,274
                                                   -----------    -----------    -----------    -----------
Expenses
     Depreciation                                       74,890         55,031        140,694        105,915
     Research and development                          168,269        150,968        322,725        315,219
     Selling and distribution                          359,388        306,917        638,012        516,698
     General and administrative                        281,823        289,975        532,473        572,329
     Provision for profit sharing                         --            5,068           --            5,068
     Foreign exchange loss                             320,728        213,114        487,763        202,969
     Interest income                                       (42)        (5,123)           (82)        (5,666)
     Interest expense                                   32,873         18,617         62,101         43,038
                                                   -----------    -----------    -----------    -----------
                                                     1,237,929      1,034,567      2,183,686      1,755,570
                                                   -----------    -----------    -----------    -----------
Loss from continuing operation before
      Income taxes                                    (530,704)      (189,607)      (614,292)      (440,296)
Income taxes - current (recovery)                      (56,627)        25,990        (90,617)       (38,461)
                                                   -----------    -----------    -----------    -----------
Loss from continuing operations                       (474,077)      (215,597)      (523,675)      (401,835)
Income from discontinued operations                       --           48,848           --           69,792
Gain on disposition of discontinued operations            --             --          520,859           --
                                                   -----------    -----------    -----------    -----------
Net loss for the period                            $  (474,077)   $  (166,749)   $    (2,816)   $  (332,043)
                                                   ===========    ===========    ===========    ===========
Earnings (loss) per share basic and diluted from
     Continuing operations                         $    (0.183)   $    (0.087)   $    (0.202)   $    (0.162)
     Discontinued operations                              --            0.020          0.201          0.028
                                                   -----------    -----------    -----------    -----------
                                                   $    (0.186)   $    (0.067)   $    (0.001)   $    (0.134)
                                                   ===========    ===========    ===========    ===========
Weighted average common shares outstanding
(Basic - after deducting 93,718 (2002-1,375,677)
shares of treasury stock  held by the Company)       2,585,671      2,479,252      2,585,671      2,475,960
                                                   ===========    ===========    ===========    ===========

                         See accompanying notes to consolidated financial statements


                                Consolidated Condensed Statement of Stockholders' Equity
                                             Six Months Ended June 30, 2003
                                                       (Unaudited)


                                                                                                    Accumulated
                                                         Additional    Deferred                        Other
                               Common       Stock         Paid-in     Compensation   Accumulated   Comprehensive  Stockholders'
                                Stock       Amount        Capital       expense        Deficit        Income         Equity
                              ---------   -----------   -----------   -----------    -----------    -----------   -----------
Balance -
   December 31, 2002          2,500,671   $    25,007   $ 1,519,719   $   (25,977)   $(1,329,785)   $    33,187   $   222,151


Net loss                           --            --            --            --           (2,816)          --          (2,816)

Shares Issued                    85,000           850          --            --             --             --            --

Deferred compensation              --            --            --          21,676           --             --          21,676

Foreign currency
   translation adjustment          --            --            --            --             --          274,214       274,214

Balance -
   June 30, 2003              2,585,671   $    25,857   $ 1,519,719   $    (4,301)   $(1,332,601)   $   307,401   $   515,225



Comprehensive income (loss) consists of the following:


                                            Three months ended         Six months ended
                                          ----------------------    ----------------------
                                           June 30,     June 30,     June 30,     June 30,
                                             2003         2002         2003         2002
                                          ---------    ---------    ---------    ---------

Net loss                                  $(474,077)   $(166,749)   $  (2,816)   $(332,043)
Foreign currency translation adjustment     215,170       27,676      274,214       25,000
                                          ---------    ---------    ---------    ---------
Comprehensive income (loss)               $(258,907)   $ 139,073    $ 271,398    $(307,043)
                                          =========    =========    =========    =========


                                     See accompanying notes to financial statements


                              Glas Aire Industries Group Ltd
                      Consolidated Condensed Statements of Cash Flows
                                        (Unaudited)
                                                                     Six Months Ended
                                                                --------------------------
                                                                  June 30,       June 30,
                                                                    2003           2002
                                                                -----------    -----------
Increase (decrease) in cash
Cash flows from:
Operating activities
      Net loss for the period from continuing operations        $  (523,675)   ($  401,835)
      Adjustment to reconcile net loss for the
       period to net cash used in operating
       activities from continuing operations
Depreciation                                                        140,694        105,915
Deferred income taxes
     Deferred  compensation expense                                  21,676         39,047
     Stock issued for services                                            0         39,429
(Increase) decrease in assets
     Accounts receivable                                           (133,871)      (131,162)
     Inventories                                                   (129,785)      (448,852)
     Income taxes recoverable                                       (90,617)       (55,736)
     Prepaid expense                                                 34,806        (73,871)
Increase (decrease) in liabilities
     Accounts payable                                               746,478        572,735
     Accrued liabilities                                           (109,166)      (357,828)
     Income taxes payable                                              --             (416)
                                                                -----------    -----------
     Net cash used in operating activities
         from continuing operations                                 (43,460)      (712,574)
Cash flows from discontinued operations                                --           69,792
                                                                -----------    -----------
Net cash used in operating activities                               (43,460)      (642,782)
                                                                -----------    -----------
Financing activities
     Issuance of shares                                                 850              0
     Increase in long term debt                                           0        213,224
     Repayment of capital lease obligation                          (26,185)       (10,479)
     Repayment of long-term debt                                   (405,934)       (99,342)
     (Decrease) increase in bank indebtedness                       (83,266)       941,472
                                                                -----------    -----------
          Net cash (used in) provided by financing activities      (514,535)     1,044,875
                                                                -----------    -----------
Investing activities
Cash proceeds on disposal of Orbital Polishing Division             631,162              0
     Purchase of fixed assets                                      (209,718)      (343,925)
                                                                -----------    -----------
     Net cash provided by (used in) investing activities            421,444       (343,925)
                                                                -----------    -----------
Foreign currency translation adjustment
      effect on cash and equivalents balances                       202,993         48,938
                                                                -----------    -----------
Increase in cash and equivalents during the period                   66,442        107,106
Cash and equivalents, beginning of period                                 0        465,193
                                                                -----------    -----------
Cash and equivalents, end of period                             $    66,442    $   572,299
                                                                ===========    ===========

                      See accompanying notes to financial statements


                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Six months ended
                                                           ---------------------
                                                           June 30,     June 30,
                                                             2003         2002
                                                           --------     --------


Supplemental disclosure of cash flow relating to:

     Interest paid                                         $ 62,101     $ 43,038

     Income taxes paid                                     $      0     $ 28,945


Non - cash investing activities

     Note receivable on sale of Orbital Polishing          $200,000     $      0

     Common Stock issued in
     exchange for compensation                             $      0     $ 39,429

     Stock warrant compensation, of which
       $47,653 has been deferred                           $      0     $ 86,700





                 See accompanying notes to financial statements

                                        7

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements

                                  June 30, 2003
                                   (Unaudited)

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

     These interim financial statements include the amounts of its wholly-owned subsidiary Glas-Aire Industries Ltd. Effective June 30, 2003, the Company merged Wonder Tool, Inc., Glas-Aire Industries, Inc., consisting of all the United States subsidiaries into Glas-Aire Industries Group, Ltd. Also, effective June 30, 2003, the Company wound up Glas-Aire Industries Ltd. and 326362 B.C. Ltd. into Multicorp Holdings Inc.

2.   Inventories by component are as follows:

                                                     June 30,     June 30,
                                                       2003         2002
                                                    ----------   ----------

              Raw materials                         $1,022,030   $  910,509
              Work-in-progress                         229,545      144,446
              Finished goods                           287,319      148,067
                                                    ----------   ----------

                                                    $1,538,894   $1,203,022
                                                    ==========   ==========

3.   Bank indebtedness and long term debt

     The Company's banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt-to-equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. During 2002 the Company breached financial covenants contained in its credit agreements and such breaches continued to exist at June 30, 2003. As a result, the long-term portion of the debt has been reclassified to current liabilities in the Company's consolidated balance sheets. HSBC (the lender) continues to monitor the loan balances. While now due on demand, HSBC has permitted the Company to continue paying the loans in accordance with the terms and conditions in the banking agreement.

4.   Warranty Accrual

     Changes in the Company's warranty liability during the periods were as follows:

                                                 Six months ended
                                              -----------------------
                                               June 30,      June 30,
                                                 2003          2002
                                              ---------     ---------

          Balance, beginning of period        $ 113,284     $ 387,776
          Warranty expense                      360,619       152,346
          Settlements made                     (367,616)     (353,814)
                                              ---------     ---------

          Balance, end of period              $ 106,287     $ 186,308
                                              =========     =========

5.   Common Stock

     On April 12, 2003 and August 12, 2003, the company issued 85,000 shares of common stock respectively from the exercise of warrants, at a price of $0.01 each.

     On April 1, 2003 the Company issued 60,000 common stock options at the exercise price of $0.75 to the directors in accordance with the director's compensation program approved by the stockholders. The options vested on April 1, 2003 and are exercisable to March 31, 2008.

     At June 30, 2003 the Company had 240,000 (December 31, 2002 - 180,000)
     options granted to directors and 170,000 (December 31, 2002 - 255,000) warrants granted to Mr. Grossman outstanding and 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earning per share due to their antidilutive effect.

     On July 18, 2003, the Company issued 40,542 shares of common stock (valued at $30,000 based upon the trading price of the common stock around the dates of the respective agreement) to the directors as part of their compensation for the fiscal year ended December 31, 2002.

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

     The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro-forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148. To provide the required pro-forma information, the Company estimates the fair value of each warrant and option granted at the grant date using the Black-Scholes option-pricing model.

     The pro-forma results set out below are based on the following assumptions for the warrants: No dividends, risk-free interest rate of 3.47%, volatility factor of the expected market price of the Company's common stock of 137% and an estimated weighted average expected life of the warrants of 24 months. The fair value of warrants granted on April 12, 2002 to the Company's Chief Executive Officer and President was $0.33 per warrant.

     The pro-forma results set out below are based on the following assumptions for the options: No dividends, risk-free interest rate of 1.65%, volatility factor of the expected market price of the Company's common stock of 137% and an estimated weighted average expected life of the options of 24 months. The fair value of stock options granted on April 1, 2003 to the directors was $0.07 per option.

                                                    Six months  Three months
                                                      ended         ended
                                                    ---------     ---------
                                                     June 30,      June 30,
                                                       2003          2003
                                                    ---------     ---------

     Net loss, as reported                          $  (2,816)    $(474,077)
     Add: stock-based compensation expense
       included in reported net income                 21,676        10,838
     Deduct: total stock-based  compensation
       expense determined under fair-value
       based method                                   (25,536)      (15,017)
                                                    ---------     ---------
     Net loss, pro-forma                            $  (6,676)    $(478,256)
                                                    =========     =========

     Earnings (loss) per share
            - basic - as reported                   $  (0.001)    $  (0.183)
            - basic - pro-forma                     $  (0.003)    $  (0.185)


7.   Segmented Information

     (a) As a result of the disposition of certain assets & liabilities of Wonder Tool, Inc. in January 2003 the results of operations of Wonder
          Tool, Inc., for the period ending June 30, 2002, has been presented as discontinued operations in these financial statements, the Company now operates in only one business segment: the automotive accessories segment.

     (b) Sales figures include sales to customers who are located in the following countries:

                                         Three months ended         Six months ended
                                       -----------------------   -----------------------
                                        June 30,     June 30,     June 30,     June 30,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
          United States                $2,787,101   $3,065,647   $6,039,424   $5,520,979
          Canada                          347,778      225,710      552,720      408,806
          Japan and other                   4,767       40,353       18,561       95,196
                                       ----------   ----------   ----------   ----------

                                       $3,139,646   $3,331,710   $6,610,705   $6,024,981
                                       ==========   ==========   ==========   ==========


     (c) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                         Three months ended         Six months ended
                                       -----------------------   -----------------------
                                        June 30,     June 30,      June 30,    June 30,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------

          Nissan North America, Inc.   $  835,662   $  499,099   $1,866,735   $1,019,846
          Honda Access America, Inc.      759,839    1,027,257    1,802,702    1,404,548
          General Motors                  927,843    1,063,042    1,602,966    1,898,575
                                       ----------   ----------   ----------   ----------

                                       $2,523,344   $2,589,398   $5,272,429   $4,322,969
                                       ==========   ==========   ==========   ==========


     (d)  Sales figures are comprised of sales in the following products lines:

                                         Three months ended         Six months ended
                                       -----------------------   -----------------------
                                        June 30,     June 30,     June 30,     June 30,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------

          Sunroof                      $1,867,287   $2,827,007   $4,057,211   $4,824,167
          Hood protectors                 921,310      269,994    1,848,326      743,396
          Rear air deflectors             257,479      181,948      535,969      355,217
          Door visors                      93,570       52,761      169,199      102,201
                                       ----------   ----------   ----------   ----------

                                       $3,139,646   $3,331,710   $6,610,705   $6,024,981
                                       ==========   ==========   ==========   ==========

                                       11

8.   Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,281,775 and $3,385,414 for the years ended December 31, 2002 and 2001 respectively. At June 30, 2003 we had a working capital deficiency of $1,700,036. We have historically met our cash requirements to sustain our operations from funds from operation and debt financing.

     We estimate our current cash requirements to sustain our operations for the next twelve months through June 2004 to be $13,200,000. However, there can be no assurance that the Company will generate sufficient cash flow from operations to address all cash flow needs. Additionally, the Company's primary lender has indicated that, although the loans remain on a demand basis, the loans may be repaid in accordance with the terms and conditions outlined in the banking agreement. This includes amortized payments on the non-revolving facilities. Thus, the Company will continue making periodic payments on the debt. Management believes that the Company will be able to maintain these credit facilities on a going forward basis; however, there can be no assurance that this will occur.

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

     The Company follows SFAS No. 144 "Accounting for the impairment or Disposal of Long-lived Assets" in accounting for this transaction. Consequently, the Orbital Polishing Division is reported as discontinued for all periods presented. Financial-information of the Orbital Polishing Division is as follows:

                                                      Six months ended
                                                     -------------------
                                                     June 30,   June 30,
                                                       2003       2002
                                                     --------   --------

          Revenues                                   $      0   $415,625
          Pre-tax income                             $      0   $ 69,792


                                                     June 30,  December 31,
                                                       2003       2002
                                                     --------   --------

          Accounts receivable                        $      0   $ 61,970
          Inventory                                  $      0   $261,585
          Accounts payable and accrued liabilities   $      0   $ 13,252

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Changes in Results of Operations: Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002
------------------------------------------------------------------------------

     The Company's sales decreased by 5.76% from $3,331,710 for the three months ended June 30, 2002 to $3,139,646 for the three months ended June 30, 2003. This decrease was primarily due to the decline in business in the Automobile market.

     Gross profit margins, expressed as a percentage of sales, decreased from 25.36% for the three months ended June 30, 2002, to 22.53% for the three months ended June 30, 2003. This net decrease of 2.83% was due to (i) a decrease of 1.52% in material (ii) a decrease of 0.98% in direct labor and overhead cost,
(iii) an increase of 1.62% in rent and utilities due to new facilities, (iv) an increase of 1.18% in safety protections, (v) an increase of 1.72% in repair and maintenance, and (vi) an increase of 0.81% and other operating cost.

     Depreciation expense increased 36.09% from $55,031 for the three months ended June 30, 2002, to $74,890 for the three months ended June 30, 2003. The primary reason for this increase in depreciation was due to the placement of new equipment into service.

     Expenses for research and development increased by 11.46% from $150,968 for the three months ended June 30, 2002 to $168,269 for the three months ended June 30, 2003. This increase resulted primarily from (i) an increase of $10,390 or 6.88% in consulting fees for research and development activities, (ii) an increase of $13,559 or 8.98% in computer software supplies, and (iii) a decrease of $6,648 or 4.4% in research and development supplies and related delivery charges.

     Selling and distribution expenses increased by 17.10%, from $306,917 for the three months ended June 30, 2002, to $359,388 for the three months ended June 30, 2003. This increase was due primarily to (i) a decrease of $8,538 or 2.78% in travel expense, (ii) a decrease in payroll accrual of $19,228 or 6.26% for a former officer of the company, (iii) a decrease of $30,217 or 9.85% related to marketing services, (iv) a decrease of $11,491 or 3.74% in commission expenses due to the decline in sales for current quarter, (v) an increase of $118,729 or 38.68% in warranty claim expenses, and (vii) an increase of $3,216 or 1.05% due to other operating and personnel expenses.

     General and administrative expenses decreased by 2.8% from $289,975 for the three months ended June 30, 2002, to $281,823 for the three months ended June 30, 2003. This decrease was primarily due to (i) a decrease of $31,549 or 10.88% in legal, consulting and accounting fees related to the preparation of annual and quarterly reports, (ii) an increase of $21,563 or 7.43% due to the addition of new employees, (iii) a decrease of $12,500 or 4.31% related to director's management and travel expenses, and (iii) an increase of $14,334 or 4.96% in other operating costs.

     The provision for profit sharing decreased by 100% from $5,068 for the three months ended June 30, 2002 to $0 for the three months ended June 30, 2003. This decrease was the result of incurring an operating loss in the Canadian subsidiaries for 2003.

     Foreign exchange loss increased by 50.5% to $320,728 for the three months ended June 30, 2003 compared to a foreign exchange loss of $213,114 for the three months ended June 30, 2002. This was the result of the decreased strength of the United States dollar against the Canadian dollar and the Canadian subsidiaries having U.S. dollar domestic accounts receivable, which resulted in exchange losses.

     Interest expense increased by 76.58% from $18,617 for the three months ended June 30, 2002, to $32,873 for the three months ended June 30, 2003. This was the result from increased bank indebtedness.

     Recovery of income taxes was $56,627 for the three months ended June 30, 2003 compared to income taxes expense of $25,990 for the three months ended June 30, 2002. This recovery represents the result of the estimated income taxes recoverable from the Canadian subsidiaries operating losses for 2003.

     Our loss from continuing operations increased by 179.90% from a loss of $189,607 for the three months ended June 30, 2002 as compared to a loss of $530,704 for the three months ended June 30, 2003. This increase in the loss was primarily due to (i) a decrease in sales and a corresponding decrease in gross margin percentage, (ii) an increase in research & development cost, (iii) an increase in warranty claims, and (iv) loss on foreign currency exchange for the three months ended June 30, 2003.

Six Months Ended June 30, 2003 vs Six Months Ended June 30, 2002
----------------------------------------------------------------

     The Company's sales increased by 9.72% from $6,024,981 for the six months ended June 30, 2002 to $6,610,705 for the six months ended June 30, 2003. This increase was primarily due to volume increase in hood protectors and increased sales to existing customers during the first quarter.

     The gross profit margins expressed as a percentage of sales, increased from 21.83% for the six month period ended June 30, 2002, to 23.74% for the six months period ended June 30, 2003, This net increase of 1.91% was primarily due to (i) an decrease of 2.9% in material cost and delivery charges, (ii) a decrease of 2.19% in direct labor and overhead cost, (iii) an increase in rent expense of 1.65% for our new facilities, and (v) an increase of 1.53% in repair and maintenance.

     Depreciation expense increased by 32.84% from $105,915 for the six months ended June 30, 2002, to $140,694 for the six month period ended June 30, 2003. The primary reason for this increase was due to the placement of new equipment into service.

     Expenses for research and development increased by 2.38% from $315,219 for the six months ended June 30, 2002 to $322,725 for the six months ended June 30, 2003. This increase was a direct result of R & D activities relating to new projects. This increase can be attributed to (i) an increase of $37,375 or 11.86% in consulting fee for research and development activities, (ii) an increase of $12,595 or 4.0% in computer consultant and software supplies, (iii) a decrease of $9,634 or 3.06% in consultant (engineer) fee for tests performed at the request of the Company's largest client to determine the cause of defective products, (iv) a decrease of $20,862 or 6.62% in research and development supplies, and (v) a decrease of $11,968 or 3.80% in other operating costs.

     Selling and distribution expenses increased by 23.48%, from $516,698 for the six months ended June 30, 2002, to $638,012 for the six months ended June 30, 2003. This increase was primarily due to (i) a decrease of $15,940 or 3.08% in commission expenses associated with the decrease in sales, (ii) an increase of $179,361 or 34.71% in warranty expenses, (iii) a decrease of $36,831 or 7.13% in consulting fees related to the Company's marketing efforts in Japan, and (iv) a decrease of $5,276 or 1.02% due to travel and other operating expenses.

     General and administrative expenses decreased by 6.96% from $572,329 for the six months ended June 30, 2002, to $532,473 for the six months ended June 30, 2003. This decrease was primarily due to (i) a decrease of $25,277 or 4.42% in legal fees, $21,549 or 3.77% in accounting fees and $5,044 or 0.88 % related to the preparation of quarterly and annual reports, (ii) a decrease of $25,235 or 4.41% related to director's management and travel expenses, (ii) an increase of $29,816 or 5.21% due to the addition of new employee, and (iv) an increase of $7,433 or 1.31% in other miscellaneous administrative costs.

     Foreign exchange loss was $487,763 for the six months ended June 30, 2003 compared to a foreign exchange loss of $202,969 for the six months ended June 30, 2002, an increase of 140.31%. This was the result of the decreased strength of the United States dollar against the Canadian dollar and the Canadian subsidiaries having U.S. dollar accounts receivable, which resulted in exchange losses.

     The provision for profit sharing decreased by 100% from $5,068 for the six months ended June 30, 2002, to $0 for the six months ended June 30, 2003. This decrease was a result of incurring an operating loss in the Canadian subsidiaries for 2003.

     Interest expense increased by 44.29% from $43,038 for the six months ended June 30, 2002, to $62,101 for the six months ended June 30, 2003. This was the result from increased bank indebtedness.

     Recovery of income taxes was $90,617 for the six months ended June 30, 2003 compared to $38,461 for the six months ended June 30, 2002. This recovery represents the result of the estimated income taxes recoverable for the Canadian subsidiaries operating losses for 2003.

     As a result of these factors net loss for the six months ended June 30, 2002 was $440,296 compared to a loss of $614,292 for the six months ended June 30, 2003 representing an increase of 59.52%. This increase in loss was primarily due to (i) an increase in warranty claims, and (ii) loss on foreign currency exchange.

     Effective January 1, 2003 the Company sold certain assets and liabilities of the Orbital Polishing Division for $920,140 comprised of cash of $720,140 and a promissory note receivable of $200,000. The sales resulted in a gain of $520,859. The Orbital Polishing Division operations have been reported as discontinued operations for all periods presented. Any taxes owning as a result of the sale of Orbital Polishing Division assets will be offset by recognition of capital losses carry forward to which a valuation allowance has been previous recorded.

Liquidity and Capital Resources

     Cash used in operating activities for the period ended June 30, 2003 was $42,610 compared to cash used in operating activities of $642,782 for the period ended June 30, 2002. The use of cash for the six months ended can be primarily attributed to (i) fund loss of $523,675 from continuing operations, (ii) an increase of accounts receivable of $133,021 due to the increase in sales at the end of June 30, 2003, (iii) inventories increase by $129,785 as a result of the build up of raw materials, (iv) an increase of accounts payable of $746,478 and
(v) an increase in income taxes recoverable. Our current cash requirements to sustain our operations for the next twelve months through June 2004 are estimated to be $13,200,000. We expect that these requirements will be provided by operations.

     Cash used in financing activities for the period ended June 30, 2003 was $515,385 compared to cash provided by financing activities of $1,044,875 for the period ended June 30, 2002. Cash used in financing activities for the six months ended can be primarily attributed to i) the repayment of capital lease obligation of $26,185, ii) the payment of long-term debt of $405,934, and iii) the decrease in bank indebtedness of $83,266.

     Cash provided by investing activities included (i) the purchase of fixed assets for the period ended June 30, 2003 of $209,718 compared to the purchase of fixed assets in the period ended June 30, 2002 of $343,925, or a decrease of $134,207, (ii) an increase of $631,162 (proceeds of $720,140 less selling costs of $88,978) due to sales of the assets and liabilities of the Orbital Polishing Operations.

     As of June 30, 2003, we had a $1,484,230 (CDN $2,000,000) line of credit for working capital, secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. As of June 30, 2003, the Company had overdrawn $86,025 over the allowable Line of Credit.

     On June 30, 2003, there was a working capital deficiency of $1,700,036 as compared to $1,647,951 at December 31, 2002. This decrease in working capital was primarily due to (i) an increase in receivables as the result of higher sales, (ii) an increase in inventory due to a higher volume of orders, and (iii) an increase in payables. We expect that working capital requirements and capital additions will continue to be funded through a combination of our existing funds, internally generated funds and existing bank facilities and capital leases. Our working capital requirements are expected to increase in line with the growth of our business.

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

     We are dependent upon these existing banking facilities. Currently, these banking facilities and our financial position are under review. Our banking facilities agreement contains covenants that, among other things, requires the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. We were in violation of certain of the covenants contained in the facilities agreement at June 30, 2003. However, the lender has not declared an event of default, and has agreed to forbear from taking any action until January 31, 2004. Management believes that our banking facilities will not be revoked; however if the facilities are revoked, and a replacement lender cannot be found, we could be materially and adversely affected.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

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

Research and Development

     Research and development costs are expensed as incurred.

Warranty Accrual

     The Company records a liability for estimated costs that may be incurred under its warranties at the time that product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Valuation of Long Lived Assets

     The Company evaluated the future recoverability of its fixed assets when events or changes in business circumstances indicate that the carry amount of the assets may not be fully recoverable.

Foreign Currency Translation and Transactions

     The Company conducts business in both Canada and the United States and uses the U.S. dollar as tits reporting currency. The function currency of the Canadian subsidiary is the Canadian dollar. The financial statements of the Canadian subsidiary have been translated under SFAS No. 52. Asset and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rate during the year. The resulting exchange gains and losses are shown as a separate component of stockholders' equity.

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

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

     The implementation of this new standard is not expected to have a material effect on the Company's financial statements.


Item 3. Controls and Procedures
-------------------------------

     An evaluation was conducted under the supervision and with the participation of the Company's management, including the Craig Grossman, the Chief Executive Officer and Linda Kwan, the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, Mr. Grossman and Ms. Kwan concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that we have potential liability related to any current legal proceedings and claims that would have material adverse effect on our financial condition, liquidity or results of operations.

     Dragon Capital

     On August 8, 2003, Dragon Capital, LLC ("Dragon") filed suit against the Company in Denver District Court (Case No. 03CV6198). Dragon alleges that we have refused to pay a success fee in the amount of $59,000 in connection with the Company's merger with Wonder Tool, Inc. The Claimant alleges breach of contract claim, promissory estoppel and unjust enrichment against us. On September 25, 2003, we filed our answer to the Complaint. Management believes this claim is entirely without merit and intends to vigorously defend against this claim.

     Celco Plastics, Ltd. Litigation

     On July 31, 2002, we filed suit against Celco Plastics Ltd. ("Celco") in the Supreme Court of British Columbia (Action No. SO24264). We allege that Celco, our supplier of extrusions in the form of gaskets, supplied defective gaskets to us commencing in 2000. We are alleging breach of contract and the negligent manufacture of gaskets against Celco. We are seeking general damages, special damages, interests and costs. Celco has commenced a counterclaim against us for payment of outstanding invoices in the amount of CDN $32,521.24 as well as general damages, special damages, interests and costs. We are currently proceeding against Celco in this Litigation.

     Universal Dynamics Limited Litigation

     On February 14, 2003, Universal Dynamics Limited ("Universal") filed suit against us in the Supreme Court of British Columbia (Action No. S024878). The statement of claim alleges that we have refused or neglected to pay outstanding invoices to Universal for services provided in the design, preparation of drawings and consulting work with regard to our new facility in Richmond, B.C. Universal is seeking damages in the amount of approximately CDN $90,000, plus interest and costs. We have responded to Universal's complaint and have filed a counterclaim alleging damages against Universal as a result of their failure to complete the services for which they were contracted. Further, we intend to vigorously defend against Universal's claim against.

Items 2, 3, and 4 are not applicable.

Item 5. Other Information
-------------------------

     Corporate Simplification.

     Effective June 30, 2003, the Company merged Wonder Tool, Inc, Glas-Aire Industries, Inc., consisting of all of the United States subsidiaries into Glas-Aire Industries Group, Ltd. Also effective June 30, 2003, the Company wound up Multicorp Holdings Inc. and 326362 B.C. Ltd. into Glas-Aire Industries Ltd.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits:

     31.1     Sarbanes-Oxley 302 Certification
     31.2     Sarbanes-Oxley 302 Certification
     32.1     Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports Filed on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2003

                                         GLAS-AIRE INDUSTRIES GROUP LTD.



                                         /s/ Craig Grossman
                                         ------------------
                                         Craig Grossman
                                         President and Chief Executive Officer



                                         /s/ Linda Kwan
                                         --------------
                                         Linda Kwan
                                         Chief Financial Officer