Form 10QSB
period 2003-09-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2003-12-18
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No [ ]

Issuer's Common Stock:
Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock, held by the Company as of December 10, 2003.

     Transitional Small Business disclosure Format Yes [ ]  No [X]


                           Glas-Aire Industries Group Ltd.

                                        INDEX


                                                                                 Page
                                                                                 ----
PART I.       FINANCIAL INFORMATION                                                2

     Item 1.  Financial Statements                                                 2

              Consolidated Condensed Balance Sheets
                September 30, 2003 (Unaudited) and December 31, 2002               2

              Consolidated Condensed Statements of Operations For the three months ended September 30, 2003 and 2002 and the nine months
                ended September 30, 2003 and 2002 (Unaudited)                      3

              Consolidated Condensed Statement of Stockholders' Equity
                For the nine months ended September 30, 2003 (Unaudited)           4

              Consolidated Condensed Statements of Comprehensive (Loss)
                Income For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 (unaudited)  5

              Consolidated Condensed Statements of Cash Flows For the nine
                months ended September 30, 2003 and 2002 (Unaudited)               6

              Notes to Consolidated Condensed Financial Statements (Unaudited)     8

              Forward Looking Statements                                          14

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                     14

     Item 3.  Controls and Procedures                                             21

PART II.      OTHER INFORMATION                                                   22

     Item 1.  Legal Proceedings                                                   22

     Item 5.  Other Information                                                   22

     Item 6.  Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                        23



     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                        September 30,   December 31,
                                                             2003           2002
                                                         (Unaudited)     (Audited)
                                                         -----------    -----------
Assets
Current
     Cash                                                $    18,745    $         0
     Accounts receivable, net of allowance
        for doubtful accounts of $4,055 (2002-$21,748)     1,541,786      1,509,423
     Note receivable                                         125,000              0
     Inventories                                           1,483,430      1,203,022
     Income taxes refundable                                       0         31,877
     Prepaid expenses                                         67,480         83,735
     Deferred income taxes                                   196,011        196,011
                                                         -----------    -----------
                                                           3,432,452      3,024,068

Property, plant and equipment, net                         2,192,642      1,781,824
Net assets held for sale                                           0        323,555
                                                         -----------    -----------
                                                         $ 5,625,094    $ 5,129,447
                                                         ===========    ===========

Liabilities and Stockholders' Equity
Liabilities
Current
     Bank indebtedness                                   $ 1,708,156    $ 1,220,637
     Accounts payable                                      1,874,949      1,546,431
     Accrued liabilities                                     943,642      1,112,792
     Income taxes payable                                     23,494              0
     Current portion - long-term debt                        359,434        755,327
     Current portion - capital lease                          49,146         36,832
                                                         -----------    -----------
                                                           4,958,821      4,672,019
Obligation under capital lease                                17,431         51,050
Deferred income taxes                                        220,840        170,975
Net liabilities held for sale                                      0         13,252
                                                         -----------    -----------
                                                           5,197,092      4,907,296
                                                         -----------    -----------

Stockholders' equity
     Common stock                                             27,112         25,007
     Additional paid-in capital                            1,549,313      1,519,719
     Deferred compensation                                         0        (25,977)
     Accumulated Deficit                                  (1,454,099)    (1,329,785)
     Accumulated other comprehensive income
     Foreign currency translation adjustment                 305,676         33,187
                                                         -----------    -----------
                                                             428,002        222,151
                                                         -----------    -----------
                                                         $ 5,625,094    $ 5,129,447
                                                         ===========    ===========

                 See accompanying notes to financial statements


                                            Glas-Aire Industries Group Ltd.
                                    Consolidated Condensed Statements of Operations
                                                      (Unaudited)

                                                                   Three Months Ended            Nine Months Ended
                                                              ----------------------------  ----------------------------
                                                              September 30,  September 30,  September 30,  September 30,
                                                                   2003           2002           2003           2002
                                                               -----------    -----------    -----------    -----------

Sales                                                          $ 2,234,453    $ 2,802,100    $ 8,845,158    $ 8,827,081
Cost of sales                                                    1,658,187      2,391,786      6,699,498      7,101,493
                                                               -----------    -----------    -----------    -----------
Gross profit                                                       576,266        410,314      2,145,660      1,725,588
                                                               -----------    -----------    -----------    -----------
Expenses
     Depreciation                                                   77,707         65,885        218,401        171,800
     Research and development                                      110,932        178,597        433,657        493,339
     Selling and distribution                                      180,519        232,034        818,531        748,732
     General and administrative                                    258,085        400,936        790,558        993,764
     Loss on writedown of note receivable                           75,000              0         75,000              0
     Foreign exchange (gain) loss                                  (43,654)      (113,645)       444,109         86,920
     Interest income                                                (4,725)          (934)        (4,807)        (6,600)
     Interest expense                                               49,671         35,109        111,772         78,146
                                                               -----------    -----------    -----------    -----------
                                                                   703,535        797,982      2,887,221      2,566,101
                                                               -----------    -----------    -----------    -----------
Loss from continuing operations before Income taxes               (127,269)      (387,668)      (741,561)      (840,513)
Income taxes - recovery                                              5,771        102,167         96,388        153,178
                                                               -----------    -----------    -----------    -----------
Loss from continuing operations                                   (121,498)      (285,501)      (645,173)      (687,335)
Income from discontinued operations                                   --           12,600           --           82,392
Gain on disposition of discontinued operations                        --             --          520,859           --
                                                               -----------    -----------    -----------    -----------
Net loss for the period                                        $  (121,498)   $  (272,901)   $  (124,314)   $  (604,943)
                                                               ===========    ===========    ===========    ===========
Earnings (loss) per share basic and diluted from
     Continuing operations                                     $     (0.05)   $     (0.12)   $     (0.25)   $     (0.28)
     Discontinued operations                                          --             0.01           0.20           0.03
                                                               -----------    -----------    -----------    -----------
                                                               $     (0.05)   $     (0.11)   $     (0.05)   $     (0.25)
                                                               ===========    ===========    ===========    ===========
Weighted average common shares outstanding
(Basic and diluted - after deducting 93,718 (2002-1,375,677)
shares of treasury stock  held by the Company)                   2,664,918      2,495,827      2,580,930      2,482,775
                                                               ===========    ===========    ===========    ===========

                              See accompanying notes to consolidated financial statements


                                             Glas Aire Industries Group Ltd.
                                Consolidated Condensed Statement of Stockholders' Equity
                                          Nine Months Ended September 30, 2003
                                                       (Unaudited)

                                                                                                Accumulated
                                                    Additional      Deferred                       Other
                           Common        Stock       Paid-in      Compensation   Accumulated   Comprehensive  Stockholders'
                            Stock        Amount      Capital        expense        Deficit         Income        Equity
                          ---------   -----------   -----------   -----------    -----------    -----------   -----------

Balance -
   December 31, 2002      2,500,671   $    25,007   $ 1,519,719   $   (25,977)   $(1,329,785)   $    33,187   $   222,151

Net loss                       --            --            --            --         (124,314)          --        (124,314)

Deferred compensation          --            --            --          25,977           --             --          25,977

Shares issued               210,542         2,105        29,594          --             --             --          31,699

Foreign currency
 translation
 adjustment                    --            --            --            --             --          272,489       272,489

Balance -
   September 30, 2003     2,711,213   $    27,112   $ 1,549,313   $      --      $(1,454,099)   $   305,676   $   428,002



                                     See accompanying notes to financial statements.


                                 Glas Aire Industries Group Ltd.
                Consolidated Condensed Statements of Comprehensive (Loss) Income
                                           (Unaudited)


                                              Three months ended            Nine months ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                             2003           2002           2003           2002
                                          ---------      ---------      ---------      ---------

Net loss                                  $(121,498)     $(272,901)     $(124,314)     $(604,943)
Foreign currency translation adjustment      (1,725)       (33,343)       272,489         (8,343)
                                          ---------      ---------      ---------      ---------
Comprehensive income (loss)               $(123,223)     $(306,244)     $ 148,175      $(613,286)
                                          =========      =========      =========      =========






                         See accompanying notes to financial statements


                            Glas Aire Industries Group Ltd
                    Consolidated Condensed Statements of Cash Flows
                                      (Unaudited)

                                                                    Nine Months Ended
                                                              ----------------------------
                                                              September 30,  September 30,
                                                                   2003          2002
                                                                ---------     ---------
Cash flows from:
Operating activities
     Net loss for the period from continuing operations         $(645,173)    $(687,335)
     Adjustments to reconcile net loss for the
       period to net cash used in operating
       activities from continuing operations
     Depreciation                                                 218,401       171,800
     Deferred stock warrant compensation amortized                 25,977        49,885
     Unrealized foreign exchange loss                             168,616          --
     Stock issued for directors' services                          30,000        44,040
     Loss on writedown of note receivable                          75,000             0
(Increase) decrease in assets
     Accounts receivable                                         (127,735)      408,095
     Inventories                                                  (81,455)     (435,261)
     Prepaid expenses                                              27,476        71,732
Increase (decrease) in liabilities
     Accounts payable                                             237,785       764,929
     Accrued liabilities                                         (169,150)     (427,529)
     Income taxes payable                                          75,875      (188,852)
                                                                ---------     ---------
        Net cash used in operating activities                    (164,383)     (228,496)
                                                                ---------     ---------
        From continuing operations
Cash flows from discontinued operations                              --          69,792
                                                                ---------     ---------
Net cash used in operating activities                            (164,383)     (146,104)
                                                                ---------     ---------
Financing activities
     Proceeds on issuance of shares                                 1,700             0
     Increase in long-term debt                                         0       213,224
     Repayment of capital lease obligation                        (33,608)      (21,545)
     Repayment of long-term debt                                 (486,778)     (213,728)
     Increase in bank indebtedness                                259,147       736,215
                                                                ---------     ---------
          Net cash (used in) provided by financing activities    (259,539)      714,166
                                                                ---------     ---------
Investing activities
     Cash proceeds on disposal of Orbital Polishing Division      631,162             0
     Purchase of equipment                                       (234,574)     (673,186)
                                                                ---------     ---------
     Net cash provided by (used in) investing activities          396,588      (673,186)
                                                                ---------     ---------
Foreign currency translation adjustment
      effect on cash balances                                      46,079        (6,679)
                                                                ---------     ---------
Increase (decrease) in cash                                        18,745      (111,803)
Cash, beginning of period                                               0       465,193
                                                                ---------     ---------
Cash, end of period                                             $  18,745     $ 353,390
                                                                =========     =========

                    See accompanying notes to financial statements


                           Glas Aire Industries Group Ltd.
                   Consolidated Condensed Statements of Cash Flows
                                     (Unaudited)

                                                                Nine months ended
                                                           ----------------------------
                                                           September 30,  September 30,
                                                               2003           2002
                                                             --------       --------

Supplemental disclosure of cash flow relating to:

     Interest paid                                           $111,772       $ 75,256

     Income taxes paid                                       $      0       $ 38,127


Non - cash investing and financing activities

     Note receivable on sale of Orbital Polishing            $200,000       $      0

     Common Stock issued for directors' services               30,000         44,040

     Stock warrant compensation, of which
       $0 (September 30, 2002 - $36,815) has been deferred   $      0       $ 86,700




                   See accompanying notes to financial statements

                                          7

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements

                               September 30, 2003
                                   (Unaudited)

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

     The interim financial statements include the amounts of its wholly-owned subsidiary Glas-Aire Industries Ltd. Effective June 30, 2003, the Company merged Wonder Tool, Inc., Glas-Aire Industries, Inc., consisting of all the United States subsidiaries into Glas-Aire Industries Group, Ltd. Also, effective June 30, 2003, the Company wound up Glas-Aire Industries Ltd. and 326362 B.C. Ltd. into Multicorp Holdings Inc. Multicorp Holdings Inc. was then renamed Glas-Aire Industries Ltd.

2.   Inventories by component are as follows:

                                             September 30,      December 31,
                                                 2003               2002
                                              ----------         ----------

     Raw materials                            $  926,797         $  910,509
     Work-in-progress                            329,134            144,446
     Finished goods                              227,499            148,067
                                              ----------         ----------

                                              $1,483,430         $1,203,022
                                              ==========         ==========

3.   Bank indebtedness and long term debt

     The Company's banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt-to-equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. During 2002 the Company breached financial covenants contained in its credit agreements and such breaches continued to exist at September 30, 2003. As a result, the long-term portion of the debt has been reclassified to current liabilities in the Company's consolidated balance sheets. HSBC (the lender) continues to monitor the loan balances. While now due on demand, HSBC has permitted the Company to continue paying the loans in accordance with the terms and conditions in the banking agreement.

4.   Warranty Accrual

     Changes in the Company's warranty liability during the periods were as follows:

                                                     Nine months ended
                                               -----------------------------
                                               September 30,   September 30,
                                                    2003            2002
                                                 ---------       ---------

     Balance, beginning of period                $ 113,284       $ 387,776
     Warranty expense                              453,715         244,648
     Settlements made                             (455,141)       (462,383)
                                                 ---------       ---------

     Balance, end of period                      $ 111,858       $ 170,041
                                                 =========       =========

5.  Common Stock

     On April 12, 2003 and August 12, 2003, the company issued 85,000 shares of common stock respectively from the exercise of warrants, at a price of $0.01 each.

     On April 1, 2003 the Company granted 60,000 common stock options at the exercise price of $0.75 to the directors in accordance with the director's compensation program approved by the stockholders. The options vested on April 1, 2003 and are exercisable to March 31, 2008.

     On July 18, 2003, the Company issued 40,542 shares of common stock (valued at $30,000 based upon the trading price of the common stock around the dates of the respective agreement) to the directors as part of their compensation for the fiscal year ended December 31, 2002.

     At September 30, 2003 the Company had 240,000 (December 31, 2002 - 180,000) options and 85,000 warrants outstanding and 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earnings per share due to their antidilutive effect.

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

     The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro-forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148. To provide the require pro-forma information, the Company estimates the fair value of each warrant and option granted at the grant date using the Black-Scholes option-pricing model.

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

                                           Three months ended  Nine months ended
                                           ------------------  -----------------
                                              September 30,      September 30,
                                                   2003              2003
                                                ---------         ---------

     Net loss, as reported                      $(121,498)        $(124,314)
     Add: stock-based compensation expense
       included in reported net income              4,301            25,977
     Deduct: total stock-based compensation
       expense determined under fair-value
       based method                                (3,506)          (22,951)
                                                ---------         ---------
     Net loss, pro-forma                        $(120,703)        $(121,288)
                                                =========         =========

     Loss per share
       - basic and diluted - as reported        $   (0.05)        $   (0.05)
       - basic and diluted - pro-forma          $   (0.05)        $   (0.05)


7.   Segmented Information

     (a) As a result of the disposition of certain assets & liabilities of Wonder Tool, Inc. in January 2003 the results of operations of Wonder
          Tool, Inc., for the period ending September 30, 2002, has been presented as discontinued operations in these financial statements, the Company now operates in only one business segment: the automotive accessories segment.

     (b) Sales figures include sales to customers who are located in the following countries:

                                           Three months ended            Nine months ended
                                      ----------------------------  ----------------------------
                                      September 30,  September 30,  September 30,  September 30,
                                          2003           2002           2003           2002
                                       ----------     ----------     ----------     ----------
          United States                $2,002,264     $2,434,810     $8,041,688     $7,955,789
          Canada                          223,000        350,403        775,720        759,209
          Japan and other                   9,189         16,887         27,750        112,083
                                       ----------     ----------     ----------     ----------

                                       $2,234,453     $2,802,100     $8,845,158     $8,827,081
                                       ==========     ==========     ==========     ==========

     (c) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                           Three months ended            Nine months ended
                                      ----------------------------  ----------------------------
                                      September 30,  September 30,  September 30,  September 30,
                                          2003           2002           2003           2002
                                       ----------     ----------     ----------     ----------

          Nissan North America, Inc.   $  442,655     $  178,301     $2,309,390     $1,198,147
          Honda Access America, Inc.      591,093        914,188      2,393,821      2,318,736
          General Motors                  662,164        825,918      2,265,130      2,724,493
          Toyota USA                      225,874        235,947        667,671        762,274
                                       ----------     ----------     ----------     ----------

                                       $1,921,786     $2,154,354     $7,636,012     $7,003,650
                                       ==========     ==========     ==========     ==========

     (d)  Sales figures are comprised of sales in the following products lines:

                                           Three months ended            Nine months ended
                                      ----------------------------  ----------------------------
                                      September 30,  September 30,  September 30,  September 30,
                                          2003           2002           2003           2002
                                       ----------     ----------     ----------     ----------

          Sunroof                      $1,155,629     $1,938,257     $5,212,840     $6,762,424
          Hood protectors                 941,999        684,338      2,790,325      1,427,734
          Rear air deflectors              96,183        167,927        632,152        523,144
          Door visors                      40,642         11,578        209,841        113,779
                                       ----------     ----------     ----------     ----------

                                       $2,234,453     $2,802,100     $8,845,158     $8,827,081
                                       ==========     ==========     ==========     ==========

                                       11

8.   Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,281,775 and $3,385,414 for the years ended December 31, 2002 and 2001 respectively, and a net loss of $124,314 (net of a gain from discontinued operations of $520,859) for the nine months ended September 30, 2003. At September 30, 2003 the Company had working capital deficiency of $1,526,369. We have historically met our cash requirements to sustain its operations from funds from operation and debt financing.

     Management estimates the Company's current cash requirements to sustain our operations for the next twelve months through September 2004 to be $13,200,000. However, there can be no assurance that the Company will generate sufficient cash flow from operations to address all cash flow needs. Additionally, the Company's primary lender has indicated that, although the loans remain on a demand basis, the loans may be repaid in accordance with the terms and conditions outlined in the banking agreement. This includes amortized payments on the non-revolving facilities. Thus, the Company will continue making periodic payments on the debt. Management believes that the Company will be able to maintain these credit facilities on a going forward basis; however, there can be no assurance that this will occur.

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

     The Company follows SFAS No. 144 "Accounting for the impairment or Disposal of Long-lived Assets" in accounting for this transaction. Consequently, the Orbital Polishing Division is reported as discontinued for all periods presented. Financial-information of the Orbital Polishing Division is as follows:

                                                         Nine months ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                       2003           2002
                                                     --------       --------

     Revenues                                        $      0       $611,129
     Pre-tax income                                  $      0       $ 82,392

                                                   September 30,  December 31,
                                                       2003           2002
                                                     --------       --------

     Accounts receivable                             $      0       $ 61,970
     Inventory                                       $      0       $261,585
     Accounts payable and accrued liabilities        $      0       $ 13,252


     The note receivable was subsequently sold on October 10, 2003 to a third party individual for $125,000. All rights and title have been transferred to the purchaser. See Note 11 "Subsequent Event."

10.  Recent Accounting Pronouncement

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

     The implementation of this new standard did not have a material effect on our consolidated financial statements

11.  Subsequent Event

     On October 10, 2003, the Corporation sold the $200,000 principal amount promissory note (Note 9) including all rights, title and interest obtained in the sale of the Orbital Polishing Division to a third party individual for $125,000. As a result, the note has been written down to $125,000 and reclassified it as current as at September 30, 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Changes in Results of Operations: Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002
--------------------------------------------------------------------------------

     The Company's sales decreased by 20.26% from $2,802,100 for the three months ended September 30, 2002 to $2,234,453 for the three months ended September 30, 2003. The decrease was primarily the result of a general decline in business in the automobile sales industry, which reduced demand for our products.

     Gross profit margins, expressed as a percentage of sales, increased from 14.64% for the three months ended September 30, 2002, to 25.79% for the three months ended September 30, 2003. This net increase of 11.15% was due to (i) a decrease of 2.44% in material cost (ii) a decrease of 0.48% in direct labor and overhead cost, (iii) a decrease of 9.84% in rent due to rent recovery from the settlement of the lease at the old premises (iv) a decrease of 1.67% in consultant and lab test fees for quality control on productions (v) an increase of 1.29% in repair and maintenance, (vi) an increase of 1.45% in utilities and insurance due to bigger facilities, and (vii) an increase of 0.54% in other operating costs.

     Depreciation expense increased 17.94% from $65,885 for the three months ended September 30, 2002, to $77,707 for the three months ended September 30, 2003. The primary reason for this increase in depreciation was due to the placement of new equipment into service.

     Expenses for research and development decreased by 37.89% from $178,597 for the three months ended September 30, 2002 to $110,932 for the three months ended September 30, 2003. This decrease resulted primarily from (i) a decrease of $32,873 or 18.41% in consulting fees and supplies for research and development activities, (ii) a decrease of $2,878 or 1.61% in computer software supplies, and (iii) a decrease of $30,054 or 16.83% due to an across the board 5% salary reduction for our R&D staff effective the third quarter 2003 and a reduction in the number of engineering personnel conducting in-house R&D activities, (iv) a decrease of $6,506 or 3.64% in travel expenses, and (v) an increase of $4,646 or 2.6% due to other operating and delivery charges.

     Selling and distribution expenses decreased by 22.20%, from $232,034 for the three months ended September 30, 2002, to $180,519 for the three months ended September 30, 2003. This decrease was due primarily to (i) a decrease in payroll accrual of $19,228 or 8.29% for a former officer of the company, (iii) a decrease of $3,445 or 1.48% of payroll cost due to a salary reduction of 20% for our selling and distribution staff, effective the third quarter of this year,
(iv) a decrease of $25,815 or 11.12% in commission expenses due to the decline in sales for the current quarter, (v) a decrease of $8,624 or 3.72% in warranty claim expenses, and (vi) an increase of $5,597 or 2.41% due to other operating and personnel expenses.

     General and administrative expenses decreased by 35.63% from $400,936 for the three months ended September 30, 2002, to $258,085 for the three months ended September 30, 2003. This decrease was primarily due to (i) a decrease of $21,085 or 5.26% in salaries and benefits due to salary reduction of 10% to 20% effective for the third quarter of the year, (ii) a decrease of $6,537 or 1.63% related to compensation expense for warrants granted to the Company's Chief Executive Officer and President, (iii) a decrease of $53,259 or 13.28% related to director's management and travel expenses, (iii) a decrease of $32,227 or 8.04% due to moving expenses and employment consultant fees related to the employment of new executive officers in 2002, (iv) an increase of $6,370 or 1.59% in legal, consulting and accounting fees related to the preparation of annual and quarterly reports,(v) a decrease of $7,673 or 1.91% in Capital taxes,
(vi) a decrease of $12,378 or 3.09% in rent, and (vii) a decrease of $16,063 or 4.01% in other operating costs.

     In January 2003, the Company sold the assets and liabilities of its Orbital Polishing Division for $920,140, comprised of cash of $720,140 and a promissory note receivable of $200,000. The note receivable from the sale of the Orbital Polishing Operations was written down by $75,000 in this quarter as a result of the sale of the note receivable to a third party in October 2003 for $125,000.

     Foreign exchange gain for the three months ended September 30, 2003 was $43,654 compared to $113,645 for the three months ended September 30, 2002. The foreign exchange gain primarily results from US dollar denominated accounts receivable and amounts due between our company and our subsidiary also denominated in US dollars. The effect of variations in the exchange rate between the US dollar and the Canadian dollar (our functional currency) from the respective transaction dates and the period end dates is reflected in the foreign exchange gain or loss. The Canadian dollar has been significantly stronger against the US dollar in 2003 than 2002.

     Interest expense increased by 41.48% from $35,109 for the three months ended September 30, 2002, to $49,671 for the three months ended September 30, 2003. This was the result from increased bank indebtedness.

     There was a recovery of income taxes of $102,167 for the three months ended September 30, 2002 compared to $5,771 for the three months ended September 30, 2003. The reduction in tax recovery provision reflects the reduction in pre-tax losses from continuing operations for the current period. Such amounts reflect an estimate of the impact of carrying back losses incurred to recover taxes paid in prior years.

     As a result of these factors, our loss from continuing operations decreased by 57.44% from a loss of $285,501 for the three months ended September 30, 2002 as compared to a loss of $121,498 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 Vs Nine Months Ended September 30, 2002
----------------------------------------------------------------------------

     The Company's sales increased by 0.20% from $8,827,081 for the nine months ended September 30, 2002 to $8,845,158 for the nine months ended September 30, 2003. This increase was primarily due to increased sales to existing customers during the first quarter. However, by the third quarter, this increase was offset by a general decline in business in the automobile sales industry.

     The gross profit margins expressed as a percentage of sales, increased from 19.55% for the nine months period ended September 30, 2002, to 24.26% for the nine months period ended September 30, 2003, This net increase of 4.71% was primarily due to (i) an decrease of 2.39% or $213,159 in material cost and delivery charges, (ii) a decrease of 2.49% or $222,076 in direct labor and overhead cost, (iii) a decrease of 1.11% or $98,997 in rent due to rent recovery from the settlement of the lease at the old premises, (iv) an increase of 0.25% or $22,297 for QS9000 audit and supplies, and (v) an increase of 1.03% or $91,863 in repair maintenance and other operating expenses.

     Depreciation expense increased by 27.13% from $171,800 for the nine months ended September 30, 2002, to $218,401 for the nine month period ended September 30, 2003. The primary reason for this increase was due to the placement of new equipment into service.

     Expenses for R&D decreased by 12.1% from $493,339 for the nine months ended September 30, 2002 to $433,657 for the nine months ended September 30, 2003. This decrease can be attributed to (i) a decrease of $34,392 or 6.98% in consulting fees for research and development activities, (ii) an increase of $8,080 or 1.64% in computer consultant and software supplies, (iii) a decrease of $9,012 or 1.83% in consultant (engineer) fee for tests performed at the request of the Company's largest client to determine the cause of defective products, (iv) a decrease of $40,941 or 8.29% due to payroll cost savings primarily from 5% salaries reduction during the third quarter 2003 and the lay off of a number of engineering personnel conducting in-house R&D activities and
(v) an increase of $16,583 or 3.36% in other operating costs.

     Selling and distribution expenses increased by 9.32%, from $748,732 for the nine months ended September 30, 2002, to $818,531 for the nine months ended September 30, 2003. This increase was primarily due to (i) an increase of $189,275 or 25.28% in warranty expenses primarily from a carryover of outstanding late claims in the second quarter from a major customer that was related to product defects from the prior year which have now been settled and no further material warranty claims are expected, (ii) a decrease of $9,391 or 1.25% in consulting fees related to the Company's marketing efforts in Japan, and (iii) a decrease in payroll accrual of $57,684 or 7.7% for a former officer of the company, and a decrease of $3,445 or 0.46% of payroll cost due to a salary reduction of 20% effective July 2003, and (iv) a decrease of $48,956 or 6.55% due to other operating expenses.

     General and administrative expenses decreased by 20.45% from $993,764 for the nine months ended September 30, 2002, to $790,558 for the nine months ended September 30, 2003. This decrease was primarily due to (i) a decrease of $75,238 or 7.57% in legal and accounting fees related to the preparation of quarterly and annual reports, (ii) a decrease of $74,060 or 7.45% related to director's management and travel expenses, (iii) a decrease of $26,870 or 2.7% cost related to moving, consultant fee for the employment of new executive officers, (iv) a decrease of $21,085 or 2.12% in salaries and benefits due to salary reductions of between 10% to 20% effective during the third quarter of 2003, and (v) a decrease of $5,953 or 0.59% in other miscellaneous administrative costs.

     In January 2003, the Company sold the assets and liabilities of its Orbital Polishing Division for $920,140, comprised of cash of $720,140 and a promissory note receivable of $200,000, resulting in a gain of $520,859 on disposition reported as discontinued operations. The note receivable was subsequently written down by $75,000 as a result of the sale of the note receivable to a third party in October 2003 for $125,000.

     Foreign exchange loss was $444,109 for the nine months ended September 30, 2003 compared to a foreign exchange loss of $86,920 for the nine months ended September 30, 2002. The foreign exchange loss primarily results from US dollar denominated accounts receivable and amounts due between our company and our subsidiary also denominated in US dollars. The effect of variations in the exchange rate between the US dollar and the Canadian dollar (our functional currency) from the respective transaction dates and the period end dates is reflected in the foreign exchange gain or loss. The Canadian dollar has been significantly stronger against the US dollar in 2003 than 2002, thus the large foreign exchange loss in 2003.

     Interest expense increased by 43.03% from $78,146 for the nine months ended September 30, 2002, to $111,772 for the nine months ended September 30, 2003. This was the result from increased bank indebtedness.

     Recovery of income taxes was $96,388 for the nine months ended September 30, 2003 compared to $153,178 for the nine months ended September 30, 2002. The reduction in tax recovery provision reflects the reduction in pre-tax losses from continuing operations for the current period. Such amounts reflect an estimate of the impact of carrying back losses incurred to recover taxes paid in prior years.

     As a result of these factors net loss from continuing operations for the nine months ended September 30, 2002 was $687,335 compared to a loss of $645,173 for the nine months ended September 30, 2003.

     Effective January 1, 2003 the Company sold certain assets and liabilities of the Orbital Polishing Division for $920,140 comprised of cash of $720,140 and a promissory note receivable of $200,000. The sales resulted in a gain of $520,859. The Orbital Polishing Division operations have been reported as discontinued operations for all periods presented. Any taxes owning as a result of the sale of Orbital Polishing Division assets will be offset by recognition of capital losses carry forward to which a valuation allowance has been previous recorded. The promissory note receivable was written down during the quarter as we estimated its value to be $125,000, which was the amount that it was subsequently sold for on October 10, 2003.

Liquidity and Capital Resources

     Cash used in operating activities for the period ended September 30, 2003 was $164,383 compared to cash used in operating activities of $146,104 for the period ended September 30, 2002. The use of cash for the nine months ended can be primarily attributed to (i) fund losses of $645,173 from continuing operations, (ii) an unrealized foreign exchange loss on translation of intercompany accounts of $168,616 (iii) an increase of accounts receivable of $127,735 due to the increase in sales at the end of September 30, 2003, (iv) inventories increase by $81,455 primarily from the build up of work-in-progress,
(v) an increase of accounts payable of $237,785 and (vi) an increase in income taxes recoverable. Our current cash requirements to sustain our operations for the next twelve months through September 2004 are estimated to be $13,200,000. We expect that these requirements will be provided by operations.

     Cash used in financing activities for the period ended September 30, 2003 was $259,539 compared to cash provided by financing activities of $714,166 for the period ended September 30, 2002. Cash used in financing activities for the nine months ended can be primarily attributed to (i) the repayment of capital lease obligation of $33,608, (ii) the payment of long-term debt of $486,778,
(iii) issuance of shares of $1,700 and (iii) an increase in bank indebtedness of $259,147.

     Cash provided by investing activities included (i) the purchase of fixed assets for the period ended September 30, 2003 of $234,574 compared to the purchase of equipment in the period ended September 30, 2002 of $673,186, or a decrease of $438,612, (ii) an increase of $631,162 (proceeds of $720,140 less selling costs of $88,978) due to sales of the assets and liabilities of the Orbital Polishing Operations.

     As of September 30, 2003, we had a $1,481,591 (CDN $2,000,000) line of credit for working capital, secured by accounts receivable, inventories, certain equipment and other assets of the Company and an unlimited guarantee by the Company and its subsidiary, Glas-Aire Industries Ltd. As of September 30, 2003, the Company had overdrawn $226,565 over the allowable Line of Credit.

     On September 30, 2003, there was a working capital deficiency of $1,526,369 as compared to $1,647,951 at December 31, 2002. This reduction in the working capital deficiency was primarily due to the note receivable from the sale of the Orbital Polishing Operations. The note receivable was subsequently sold on October 10, 2003 and the funds received were used to reduce our liabilities. We expect that working capital requirements and capital additions will continue to be funded through a combination of our existing funds, internally generated funds and existing bank facilities and capital leases. Our working capital requirements are expected to increase in line with the growth of our business.

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

     We are dependent upon these existing banking facilities. Currently, these banking facilities and our financial position are under review. Our banking facilities agreement contains covenants that, among other things, requires the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. We were in violation of certain of the covenants contained in the facilities agreement at September 30, 2003. However, the lender has not declared an event of default, and has agreed to forbear from taking any action until January 31, 2004. Management believes that our banking facilities will not be revoked; however if the facilities are revoked, and a replacement lender cannot be found, we could be materially and adversely affected.

     The independent auditors' report accompanying our December 31, 2002 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

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

     The implementation of this new standard did not have a material effect on our consolidated financial statements.

Item 3. Controls and Procedures
-------------------------------

     An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     We are involved in certain legal proceedings, claims and litigation. As of the date of the filing of this Quarterly Report, there has been no new litigation or new developments in any pending litigation that have not been previously reported.

Items 2, 3, and 4 are not applicable.
-------------------------------------

Item 5. Other Items.
--------------------

     On September 11, 2003, we issued a press release announcing that ALC Holdings, LLC ("ALC") purchased a majority of the outstanding shares of common stock of Glas-Aire Industries Group, Ltd. from several shareholders. ALC is a newly formed company which is controlled by several managers, including Craig Grossman, our Chief Executive Officer and President. In connection with the acquisition of the Glas-Aire shares, five directors of Glas-Aire resigned effective September 3, 2003.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits:

     31.1     Sarbanes-Oxley 302 Certification
     31.2     Sarbanes-Oxley 302 Certification
     32.1     Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports Filed on Form 8-K.

     8-K filed on September 19, 2003 disclosing the ALC Holdings, LLC acquisition of 52.8% of the outstanding shares of common stock of Glas-Aire Industries Group, Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 18, 2003
-----------------------

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