Form 10QSB
period 2004-03-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                ------------------------------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to _____________________

                         Commission file number 1-14244
           -----------------------------------------------------------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
          --------------------------- --------------------------------
      (Exact name of small business registrant as specified in its charter)

                      NEVADA                                 84-1214736
--------------------------------------------   ---------------------------------
         (State or other  jurisdiction of
         incorporation  or  organization)      (IRS Employer Identification No.)

                 145 TYEE DRIVE, #1641, POINT ROBERTS, WA 98281
               --------------------------------------------------
                     (Address of principal executive office)

                                 (360) 447-0210
  ----------------------------------------------------------------------------
                          (Registrant telephone number)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Securities registered pursuant to Section 12(B) of the Act:

                                                   Name of Each Exchange On
 Title of Each Class                                 Which Registered
--------------------                               -------------------------
   COMMON STOCK                                             OTC

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of March 31, 2004.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX


PART I.           FINANCIAL INFORMATION
                                                                                                            Page
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets                                                        1
                  March 31, 2004 and December 31, 2003 (Unaudited)

                  Consolidated Condensed Statements of Operations                                              2
                  For the three months ended March 31, 2004 and 2003 (Unaudited)

                  Consolidated Condensed Statement of Stockholder's Equity                                     3
                  For the three months ended March 31, 2004 (Unaudited)

                  Consolidated  Condensed  Statements  of Cash Flows                                           4-5
                  For the three months ended March 31, 2004 and 2003 (Unaudited)

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                             6-13

                  Forward Looking Statements                                                                  14

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               18

     Item 3.      Controls and Procedures                                                                     18

PART II.  OTHER INFORMATION                                                                                   18

     Item 1.      Legal Proceedings                                                                           19

     Item 2.      Changes in Securities                                                                       20

     Item 3.      Defaults Upon Senior Securities                                                             20

     Item 4.      Submission of Matters to a Vote of Security Holders                                         20

     Item 5.      Other Information                                                                           20

     Item 6.      Exhibits and Reports on Form 8-K                                                            20

SIGNATURES                                                                                                    21

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                     March 31,                 December 31,
                                                                       2004                        2003
                                                                   -------------                -----------
Assets
Current
     Cash and equivalents                                          $      63,083               $         0
     Accounts receivable, net of allowance
      for doubtful accounts of $0 (2003, $4,215)                         211,223                 1,087,660
     Inventories                                                          39,826                 1,264,126
     Income taxes refundable                                                   0                    68,543
     Prepaid expenses                                                     19,031                    60,617
     Deferred income taxes                                               196,011                   196,011
                                                                   -------------                -----------
                                                                         529,174                 2,676,957
Fixed assets, net                                                          5,942                 2,258,437
Net assets held for sale                                                       0                         0
                                                                   -------------                -----------
                                                                   $     535,116               $ 4,935,394
                                                                   =============                ===========
Liabilities and Stockholders' Equity
Liabilities
Current
     Bank indebtedness                                                       $ 0                $1,645,421
     Accounts payable                                                     10,131                 2,330,440
     Accrued liabilities                                                 151,180                   831,202
     Current portion - long-term debt                                          0                   317,958
     Current portion - capital lease                                           0                    35,081
                                                                   -------------                -----------
                                                                         161,311                 5,160,102
Obligation under capital lease                                                 0                    19,711
Deferred income taxes                                                    158,151                   234,783
Net liabilities held for sale                                                  0                         0
                                                                   -------------                -----------
                                                                         319,462                 5,414,596
                                                                   -------------                -----------
Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Deferred compensation                                                     0                         0
     Accumulated Deficit                                              (2,013,370)               (2,482,138)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                           652,599                   426,511
                                                                   -------------                -----------
                                                                         215,654                  (479,202)
                                                                   -------------                -----------
                                                                       $ 535,116               $ 4,935,394
                                                                   =============                ===========

                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                   -----------------------------------------------
                                                                      March 31,                         March 31,
                                                                         2004                             2003
                                                                   -------------                       -----------
Sales                                                              $   1,606,855                      $ 3,471,059
Cost of sales                                                          1,413,019                        2,608,890
                                                                   -------------                       -----------
Gross profit                                                             193,836                          862,169
                                                                   -------------                       -----------
Expenses
     Depreciation                                                         97,641                           65,804
     Research and development                                             68,458                          154,456
     Selling and distribution                                             62,445                          278,624
     General and administrative                                          147,393                          250,650
     Foreign exchange  loss (gain)                                       (18,371)                         167,035
     Interest income                                                         (54)                             (40)
     Interest expense                                                     31,085                           29,228
                                                                   -------------                       -----------
                                                                         388,597                          945,757
                                                                   -------------                       -----------

Loss from continuing operations before income taxes                     (194,761)                         (83,588)
Income tax recovery                                                            0                          (33,990)
                                                                   -------------                       -----------
Loss from continuing operations                                         (194,761)                         (49,598)
Gain on disposition of operations                                        663,531
Gain on disposition of discontinued operations                                 0                          520,859
                                                                   -------------                       -----------
Net income (loss) for the period                                   $     468,770                      $   471,261
                                                                   =============                       ===========

Earnings (loss)  per share basic from
     Continuing operations                                                $0.173                      $    (0.020)
     Discontinued operations                                                   0                            0.208
                                                                   -------------                       -----------
                                                                   $       0.173                      $     0.188
                                                                   =============                       ===========

Earnings (loss)  per share diluted from
     Continuing operations                                         $       0.173                           (0.019)
     Discontinued operations                                                   0                            0.198
                                                                   -------------                       -----------
                                                                   $       0.173                      $     0.179


Weighted  average  common shares  outstanding
(Basic - after  deducting  93,718 shares of treasury
stock  held by the Company)                                            2,711,213                        2,500,671
 Effect of exercise of warrants                                                0                          134,143
                                                                   -------------                       -----------
Diluted                                                                2,711,213                        2,634,814
                                                                   =============                       ===========


                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                        Three Months Ended March 31, 2004
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Balance -
   December 31, 2003  2,711,213      $27,112      $1,549,313          $0           $(2,482,138)        $426,511           $(479,202)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Net income                                                                             468,768                              468,768

--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Deferred
compensation                                                                                                                      0
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Foreign currency
 translation                                                                                            226,088             226,088
adjustment
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Balance -
   March 31, 2004     2,711.213      $27,112      $1,549,313         $0            $(2,013,370)        $652,599            $215,654
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------


Comprehensive income (loss) consists of the following:

                                                  2004                  2003
                                             --------------         ------------

Net income (loss)                               $468,768              $471,261

Foreign currency translation adjustment          226,088                59,044
                                             --------------         ------------
Comprehensive income (loss)                     $694,856              $530,305
                                             ==============         ============


                See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                      -----------------------------------------------
                                                                       March 31,                            March 31,
                                                                         2004                                  2003
                                                                    -------------                         ---------------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net loss for the period from operations                        $    468,770                          $    (49,598)
     Depreciation                                                         97,641                                65,804
     Deferred income taxes                                               (76,632)                                    0
     Deferred  compensation expense                                            0                                10,838
(Increase) decrease in assets
     Accounts receivable                                                 876,437                              (356,410)
     Inventories                                                       1,224,300                              (132,761)
     Income taxes recoverable                                             68,544                               (33,990)
     Prepaid expense                                                      41,586                               (29,906)
Increase (decrease) in liabilities
     Accounts payable                                                 (2,320,309)                              282,276
     Accrued liabilities                                                (680,022)                               (5,199)
        Net cash used in operating activities                           (299,685)                             (248,946)
                                                                    -------------                         ---------------
Net cash used  in operating activities                                  (299,685)                            ( 248,946)
                                                                    -------------                         ---------------
Financing activities
     Repayment of capital lease obligation                               (54,792)                              (15,061)
     Repayment of long-term debt                                        (317,958)                             (326,572)
     Increase (decrease) in bank indebtedness                         (1,645,421)                              111,717
                                                                    -------------                         ---------------
        Net cash (used in) provided by financing activities           (2,018,171)                             (229,916)
                                                                    -------------                         ---------------
Investing activities
Net proceeds on disposal of Orbital Polishing Division                         0                               631,162
     Disposal of fixed assets                                          2,154,854
     Purchase of fixed assets                                                                                  (94,593)
                                                                    -------------                         ---------------
        Net cash provided by (used in) investing activities            2,154,854                               536,569
                                                                    -------------                         ---------------
Foreign currency translation adjustment
      effect on cash and equivalents balances                            226,085                                15,005
                                                                    -------------                         ---------------
Increase in cash and equivalents during the period                        63,083                                72,712
Cash and equivalents, beginning of period                                      0                                     0
                                                                    -------------                         ---------------
Cash and equivalents, end of period                                 $     63,083                          $     72,712
                                                                    =============                         ===============



                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three months ended
                                                                          March 31,                  March 31,
                                                                            2004                       2003
                                                                     -----------------            ---------------

Supplemental disclosure of cash flow relating to:

     Interest paid                                                       $31,085                       $ 29,228


     Income taxes paid                                                   $     0                       $      0


Non - cash investing activities

     Note receivable on sale of Orbital Polishing Division               $     0                       $200,000

     Common Stock issued in
     exchange for compensation                                           $     0                       $      0




















                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. These interim financial statements in conjunction with the unaudited financial statements of the Company for the years ended December 31, 2003 and audited 2002 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not necessarily indicative of annual results.

These interim financial statements include the amounts of its wholly-owned subsidiary Glas-Aire Industries Ltd., to March 23, 2004. On March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. Glas-Aire Industries Group Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

BANKRUPTCY

On March 24, 2004, the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian). The Corporation has entered into forbearance agreements with HSBC while it attempted to restructure its debt; however the forbearance agreement expired on March 23, 2004 and HSBC called the loans into default. HSBC has security on the Corporation's assets, however the assets are expected to yield significantly less than the Corporation's debt and is expected that no recovery is likely for the Corporation's unsecured creditors.

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION(CONTINUED)

Craig Grossman, President and chief Executive Officer of the Corporation resigned as the sole officer and director of Glas-Aire Industries Ltd Effective March 22, 2004.


2. INVENTORIES BY COMPONENT ARE AS FOLLOWS:

                                         March 31,                 December 31,
                                            2004                       2003
                                        ------------            ---------------

         Raw materials                    $      0               $   891,183
         Work-in-progress                        0                   171,775
         Finished goods                     39,826                   201,168
                                        ------------            ---------------
                                          $ 39,826               $ 1,264,126
                                        ============            ===============



3. BANK INDEBTEDNESS AND LONG TERM DEBT

The Company's banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt-to-equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. On December 16, 2003 HSBC (the lender) called the loan into default as the Company was deemed to be in violation of certain of the covenants contained in the facilities agreement. On January 5, 2004 the Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However the forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC bank for approximately $2.7 million (Canadian).

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)


4. WARRANTY ACCRUAL

Changes in the Company's warranty liability during the periods were as follows:

                                                      Three months ended
                                                      ------------------
                                                  March 31,         March 31,
                                                     2004              2003
                                                 ------------    ---------------

         Balance, beginning of period            $   229,940     $      113,284
         Warranty expense                             34,664            137,255
         Settlements made                           (264,604)          (146,681)
                                                 ------------    ---------------
            Balance, end of period               $         0     $      103,858
                                                 ============    ===============


5. COMMON STOCK

     (a)  Authorized as of March 31, 2004

          30,000,000 Common shares with a par value of $0.01 each

          1,000,000 Preferred shares with a par value of $0.01 each

     (b)  Issued and outstanding as of March 31, 2004

          2,711,213 Common shares

On April 12, 2003 and August 12, 2003, the Company issued 85,000 shares of common stock respectively from the exercise of warrants, at a price of $0.01 each.

On April 1, 2003 the Company granted 60,000 common stock options at the exercise price of $0.75 to the directors in accordance with the director's compensation program approved by the stockholders. The options, vested on April 1, 2003, are exercisable to March 31, 2008.

On July 18, 2003, the Company issued 40,542 shares of common stock (value at $30,000 based upon the trading price of the common stock around the dates of the respective agreement) to the directors as part of their compensation for the fiscal year ended December 31, 2002.

As of March 31, 2004, the Company had 230,000 options and 0 warrants outstanding. The options and warrants were excluded from the calculation of earnings per share due to their antidilutive effect.

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)


6. STOCK BASED COMPENSATION

Stock options granted to non-employees are accounted for in accordance with the fair value method prescribed in SFAS No. 123 using the Black-Scholes option-pricing model. There were no stock options granted to non-employees during the period covered by these financial statements.

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

                                                                                           Three months ended
                                                                                             March 31, 2004
                                                                                             ------------
      Net income, as reported                                                                 $ 468,770
      Add: stock-based compensation expense included in reported net income                           0
      Deduct: total stock-based compensation expense determined
            under fair-value based method                                                            (0)
                                                                                             ------------
      Net income, pro-forma                                                                   $ 468,770
                                                                                             ============
      Earnings (loss) per share
             - basic - as reported                                                            $   0.173
             - diluted - pro-forma                                                            $   0.173

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)


7. STOCK OPTIONS

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

At March 31, 2004 and December 31, 2003 no options had been granted under either plan.

DIRECTOR COMPENSATION

In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of March 31, 2004 is as follows:

                                                            Number of   Exercise
                                                             Options      Price
                                                           ----------  ---------
Granted - November 4, 1999; Expiring - November 3, 2004       60,000   $   4.50
Granted - November 4, 2000; Expiring - November 3, 2005       60,000   $   2.75
Granted - November 4, 2001; Expiring - November 3, 2006       60,000   $   1.00
Granted  - April 1, 2003; Expiring - March 31, 2008           50,000   $   0.75
                                                              ------
                                                             230,000


All 230,00 options are vested as of March 31, 2004. The options granted on December 4, 2001 vested in May 2002.

No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro-forma information, the Company estimates the fair value of each stock option granted to directors at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out in the Summary of Significant Accounting

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)



Policies, base on the following weighted average assumptions: no dividends, risk-free interest rate of 3.03%, volatility of the trading price of the Company's common stock of 100% and a weighted average expected life of the stock options granted to directors of 24 months. The fair value of stock options granted on December 4, 2001 to directors was $0.53 per option.

8. SEGMENTED INFORMATION

     (a) Sales figures include sales to customers who are located in the following countries:

                                                   Three months ended
                                                  --------------------
                                             March 31,                March 31,
                                               2004                     2003
                                           ------------           --------------
         United States                      $1,547,018               $3,252,323
         Canada                                 57,413                  204,942
         Japan and other                         2,424                   13,794
                                           ------------           --------------
                                            $1,606,855               $3,471,059
                                           ============           ==============

     (b)Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                   Three months ended
                                                  --------------------
                                             March 31,                March 31,
                                               2004                     2003
                                           ------------           --------------

         Nissan North America, Inc          $  449,744               $1,031,073
         Honda Access America, Inc             504,449                1,042,889
         Gulf State/Southeast Toyota Inc.      217,336
         General Motors                              0                  675,123
                                           ------------           --------------
                                            $1,171,529               $2,749,085
                                           ============           ==============

     (c) Sales figures are comprised of sales in the following products lines:

                                                  Three months ended
                                                  --------------------
                                             March 31,                March 31,
                                               2004                     2003
                                           ------------           --------------
         Sunroof wind deflectors            $1,055,624               $2,189,924
         Hood protectors                       401,494                  927,016
         Rear air deflectors                    93,754                  278,490
         Door visors                            55,983                   75,629
                                           ------------           --------------
                                            $1,606,855               $3,471,059
                                           ============           ==============

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)

9. COMMITMENTS

(a) The Canadian operation filed Bankruptcy on March 24, 2004. There were no commitments for operating lease.

(b) The Company is committed to minimum lease payments totaling $176,636 for the next two year with a five year renewal option, under an operating lease for its former premises. As the Company is no longer using these premises, the remaining future commitment was fully expensed in 2002 in the amount of $253,696 which includes an estimate of common area expenses and property tax of $77,060. The Company's monthly lease payment including its share of common area costs is approximately $12,000 per month until expiry in September 2004. On October 6, 2003 the Landlord agreed to accept the surrender of the Lease together with the sum of $125,000 in five installments as settlement for the release of the Company's obligation under the term of the Lease agreement.

(c) The Company entered into an operating lease agreement for its current premises commencing May 1, 2002 for a term of seven years with a five-year renewal option. The landlord has provided the first three months of the lease rent fee. The Company is committed to the minimum annual lease payments plus proportionate common area costs in respect of its new premises

(d) The Company entered into an employment agreement with its Chief Executive Officer and President effective January 1, 2002 and to terminate December 31, 2005 unless terminated earlier by the Company or the Chief Executive Officer and President. The employment agreement is automatically renewable for three years. The employment agreement provides an annual salary of $213,000 plus an annual bonus of 10% of the increase in net shareholders' equity from the previous fiscal year excluding any increase resulting from the issue of shares. If the Chief Executive Office and

(e) President is terminated for other than just cause or is disabled and unable to perform has duties, he is entitled to a severance payment up to 18 months of his compensation.

On September 3, 2003 ALC Holdings, LLC acquired 53.8% of the outstanding shares of Glas-Aire Industries Group Ltd's common stock. Mr. Grossman's employments agreements with the company and his outstanding 85,000 shares warrant were cancelled. Mr. Grossman is one of the owners of ALC Holdings, LLC.

10.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,013,370 during the period from September 29, 1992 (inception) through March 31, 2004. Also, on March 24, 2004 the Canadian Operation filed

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2004
                                   (Unaudited)

Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

11.    SUBSEQUENT EVENT

The Company's directors had held the meeting on April 24, 2006 and approved the following issuance of shares.

The Company decided to issue 1,220,000 shares of the Company's common stock to Craig Grossman and 1,220,000 shares of the Company's common stock to Linda Kwan in lieu of the payment of their services. The Company has accrued compensation to Craig Grossman and Linda Kwan in the amount of approximately $122,000 each.

The Company decided to issue 44,800 shares of the Company's common stock to Craig Grossman and 191,972 shares of the Company's common stock to Linda Kwan in connection with the payment of their personal funds paid for legal fees is connection with the Bank Settlement.

The Company decided to issue Schlueter & Associates, P.C. (S&A) or its assigns 400,000 shares of the Company's common stock to settle the incurred legal fees to S&A.

The Company decided to issue Mark J. Richardson, Esq. 93,750 shares of the Company's common stock to consideration for legal and other services rendered for the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         The Company's sales decreased by 53.71% from $3,471,059 for the three months ended March 31, 2003, to $1,606,855 for the three months ended March 31, 2004. This decrease is primarily due to (i) volume decreases in Sunroof wind deflectors, (ii) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Gross profit margin, expressed as a percentage of sales, decreased from 24.84% for the three months ended March 31, 2003 to 12.06% for the three months ended March 31, 2004. Actual gross profit decreased from $862,169 for the three months ended March 31, 2003 to $193,836 for the three months ended March 31, 2004. This net decrease in gross margin percentage of 12.78% was due primarily to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date, (ii) an increase in materials costs and delivery charges for replacement of products, (iii) an increase in direct labor and overhead costs.

         Depreciation expense increased 48.38% from $65,804 for the three months ended March 31, 2003, to $97,641 for the three months ended March 31, 2004. The primary reason for this increase in depreciation was due to the placement of new equipment into service.

         Expenses for research and development decreased by 55.68% from $154,456 for the three months ended March 31, 2003 to $68,458 for the three months ended March 31, 2004. This decrease resulted primarily from (i) the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date, (ii) a decrease in consulting fee for research and development activities, (iii) a decrease in research and development supplies and extra services related to new product designs, and (iv) a decrease of labor and overhead costs.

         Selling and distribution expenses decreased by 77.59%, from $278,624 for the three months ended March 31,2003, to $62,445 for the three months ended March 31, 2004. This net decrease was due to (i) the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date, (ii) a decrease in commission expenses, (iii) a decrease in warranty claim expenses and (iv) a decrease related to marketing services

         General and administrative expenses decreased by 41.20% from $250,650 for the three months ended March 31, 2003, to $147,393 for the three months ended March 31, 2004. This decrease is primarily due to (i) the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date, (ii) a decrease in legal, consulting and accounting fees related to the preparation of annual report, (iii) an increase in legal, accounting service related to the forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However the forbearance agreement expired on March 23, 2004

         Foreign exchange loss was $167,035 for the three months ended March 31, 2003 compared to a foreign exchange gain of $18,371 for the three months ended March 31, 2004. This was the result of the decreased strength of the United States dollar against the Canadian dollar and the Canadian subsidiaries having U.S. dollar domestic accounts receivable, which resulted in exchange losses in 2003

         Interest expense increased by 6.35% from $29,228 for the three months ended March 31, 2003, to $31,085 for the three months ended March 31, 2004. This was the result from increased bank indebtedness.

         Our loss from continuing operations decreased from $49,598 for the three months ended March 31, 2003 to a gain of $468,770 for the three months ended March 31, 2004. This was the result of the Canadian operation's filing for bankruptcy and ceasing the operation as of March 24, 2004. The gain of $663,531 was related to the elimination of the assets and liabilities

         Our gain from discontinued operations decrease from $520,589 for the three months ended March 31, 2003 to 0 for the three months ended March 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities for the period ended March 31, 2004 was $299,685 compared to $248,946 for the period ended March 31, 2003. The use of cash for the three months ended can be primarily attributed to (i) fund loss of $194,761 from continuing operations, (ii) an inflow of cash of $663,531 due to the disposal of assets and liabilities of the Canadian operation.

          Cash used in financing activities for the three months ended March 31, 2003 was $229,916 compared to $2,018,171 for the three months ended March 31, 2004. This can be attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004, (ii) the repayment of long-term debt, (iii) the write off of the bank indebtedness, capital lease obligation and long term debt.

          Cash provided by investing activities included (i) the purchase of fixed assets for the period ended March 31, 2003 of $94,593 compared to $0 purchase of fixed assets for the period ended March 31, 2004, (ii) an increase of $2,154,854 in disposal of fixed assets due to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004, (iii) a decrease of $631,162 due to the sale of the Orbital Polishing Division in March 31, 2003 which did not recur in 2004.

         During 2002, we were in violation of certain covenants contained in the banking facilities agreement. Pursuant to GAAP and as a result of the covenant breach invoking the Bank's right to call the long-term debt on demand, the long-term debt has been reclassified as a current liability. However, the Company remains in close contact with its lenders and has never been in default or breach of any payment and/or payment schedule set forth in its original loan agreements.

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

         We are dependent upon these existing banking facilities. Currently, these banking facilities and our financial position are under review. Our banking facilities agreement contains covenants that, among other things, requires the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. On December 16, 2003 HSBC (the lender) called the loan into default as the Company was deemed to be in violation of certain of the covenants contained in the facilities agreement. On January 5, 2004 the Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However the forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC bank for approximately $2.7 million (Canadian).

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits:

                           31.1     Section 302 Certification

                           32.1     Section 906 Certification

          b) Reports Filed on Form 8-K.

               A Report on Form 8-K was filed on March 29, 2004 to disclose the March 24, 2004 appointment of KPMG by the Supreme Court of British Columbia (Case No. L040758) as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group, Ltd. (the "Corporation"), property, assets and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

               A Report on Form 8K filed on June 17, 2004 disclosed the change in Registrant's Certifying Accountant:

                  (a)      Dismissal of Previous Independent Accountants.

                           Effective June 17, 2004, Glas-Aire Industries Group Ltd ("Company") dismissed BDO Dunwoody LLP ("BDO"), as its independent public accountants. The Company's sole Director approved this decision to dismiss BDO).

                  (b)      Engagement of New Independent Accountants.

                           On June 17, 2004 the Company engaged Dale Matheson Carr-Hilton LaBonte Chartered Accounts as its new independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 2006

                               GLAS-AIRE INDUSTRIES GROUP LTD.


                                /s/Craig Grossman
                               ____________________________________________
                               Craig Grossman
                               President, Chief Executive Officer, and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Craig Grossman                                  Dated: August 10, 2006
    ---------------------------------------------------
      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)

By:  \s\ Linda Kwan                                       Dated: August 10, 2006
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)