Form 10QSB
period 2004-06-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of June 30, 2004.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX

                                                                                                            PAGE
PART I.           FINANCIAL INFORMATION                                                                        1

     Item 1.      Financial Statements                                                                         1

                  Consolidated Condensed Balance Sheets
                  June 30, 2004 and December 31, 2003 (Unaudited)                                              1

                  Consolidated  Condensed Statements of Operations For the three months ended June 30, 2004 and 2003 and
                  the six months ended June 30, 2004 and 2003 (Unaudited)                                      2

                  Consolidated Condensed Statement of Stockholders' Equity
                  For the six months ended June 30, 2004 (Unaudited)                                           3

                  Consolidated Condensed Statements of Cash Flows
                  For the six months ended June 30, 2004 and 2003 (Unaudited)                                4-5

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                           6-13

                  Forward Looking Statements                                                                  14

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                             14-19

     Item 3.      Controls and Procedures                                                                     19

PART II.  OTHER INFORMATION                                                                                   19

     Item 1.      Legal Proceedings                                                                           20

     Item 2.      Changes in Securities                                                                       20

     Item 3.      Defaults Upon Senior Securities                                                             20

     Item 4.      Submission of Matters to a Vote of Security Holders                                         20

     Item 5.      Other Information                                                                           21

     Item 6.      Exhibits and Reports on Form 8-K                                                            21

SIGNATURES                                                                                                    22

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                       June 30,               December 31,
                                                                         2004                     2003
                                                                     (Unaudited)               (Unaudited)
                                                                    -----------------     -----------------
Assets
Current
     Cash and equivalents                                           $     58,434          $              0
     Accounts receivable, net of allowance
            for doubtful accounts of $0 (2003, $4,215)                   164,194                 1,087,660
     Inventories                                                          16,405                 1,264,126
     Income taxes refundable                                                   0                    68,543
     Prepaid expenses                                                          0                    60,617
     Deferred income taxes                                               196,011                   196,011
                                                                    -----------------     -----------------
                                                                         435,044                 2,676,957
Fixed assets, net                                                          5,790                 2,258,437
                                                                    -----------------     -----------------
                                                                    $    440,834          $      4,935,394
                                                                    =================     =================
Liabilities and Stockholders' Equity
Liabilities
Current
     Bank indebtedness                                              $          0          $      1,645,421
     Accounts payable                                                          0                 2,330,440
     Accrued liabilities                                                 150,114                   831,202
     Current portion - long-term debt                                          0                   317,958
     Current portion - capital lease                                           0                    35,081
                                                                    -----------------     -----------------
                                                                         150,114                 5,160,102
Obligation under capital lease                                                 0                    19,711
Deferred income taxes                                                    158,151                   234,783
Net liabilities held for sale                                                  0                         0
                                                                    -----------------     -----------------
                                                                         308,265                 5,414,596
                                                                    -----------------     -----------------
Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Deferred compensation                                                     0                         0
     Accumulated Deficit                                              (2,096,399)               (2,482,138)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                           652,543                   426,511
                                                                    -----------------     -----------------
                                                                         132,569                  (479,202)
                                                                    -----------------     -----------------
                                                                    $    440,834          $      4,935,394
                                                                    =================     =================




                 See accompanying notes to financial statements
                                       1

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                         --------------------------------------------------------

                                                          June 30,      June 30,      June 30,         June 30,
                                                            2004           2003         2004            2003
                                                         -----------   -----------   -----------      ------------
Sales                                                    $  30,416     $3,139,646     $1,637,270       $6,610,705
Cost of sales                                               37,496      2,432,421      1,450,515        5,041,311
                                                         -----------   -----------   -----------      ------------
Gross profit                                                (7,080)       707,225        186,755        1,569,394
                                                         -----------   -----------   -----------      ------------
Expenses
     Depreciation                                                0         74,890         97,641          140,694
     Research and development                                3,399        168,269         71,857          322,725
     Selling and distribution                                 (971)       359,388         61,474          638,012
     General and administrative                             73,811        281,823        221,204          532,473
     Provision for profit sharing                                               0
     Foreign exchange loss                                       0        320,728        (18,371)         487,763
     Interest income                                          (658)           (42)          (712)             (82)
     Interest expense                                          366         32,873         31,451           62,101
                                                         -----------   -----------   -----------      ------------
                                                            75,947      1,237,929        464,544        2,183,686
                                                         -----------   -----------   -----------      ------------
Loss from continuing operation before
      Income taxes                                         (83,027)      (530,704)      (277,789)        (614,292)
Income taxes - current (recovery)                                0        (56,627)             0          (90,617)
                                                         -----------   -----------   -----------      ------------
Loss from continuing operations                            (83,027)      (474,077)      (277,789)        (523,675)
Gain on disposition of operations                                0                       663,531
Gain on disposition of discontinued operations                                                            520,859
                                                         -----------   -----------   -----------      ------------
Net loss for the period                                  $ (83,027)    $ (474,077)   $   385,742      $    (2,816)
                                                         ===========   ===========   ===========      ============
Earnings (loss) per share basic and diluted from
     Continuing operations                               $  (0.031)    $   (0.183)   $     0.142      $    (0.202)
     Discontinued operations                                     -              -                           0.201
                                                         -----------   -----------   -----------      ------------
                                                         $  (0.031)    $   (0.183)   $     0.142      $    (0.001)
                                                         ===========   ===========   ===========      ============
Weighted average common shares outstanding
(Basic - after deducting 93,718shares of
treasury stock  held by the Company)                     2,711,213      2,585,671      2,711,213        2,585,671
                                                         ===========   ===========   ===========      ============


           See accompanying notes to consolidated financial statements
                                       2

            Consolidated Condensed Statement of Stockholders' Equity
                         Six Months Ended June 30, 2004
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
      December 31,        2,711,213      $27,112    $1,549,313                0      $(2,482,138)       $426,511         (479,202)
     2003
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Net loss                     -            -             -                -          385,739               -          385,739
  ------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Shares Issued                -            -             -                -                -               -                -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Deferred                     -            -             -                -                -               -                -
     compensation
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Foreign currency             -            -             -                -                -         226,032          226,032
      translation
     adjustment
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
        June 30, 2004     2,711,213      $27,112    $1,549,313                -      $(2,096,399)       $652,543         $132,569
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------



Comprehensive income (loss) consists of the following:


                                                               Three months ended                        Six months ended
                                                    ---------------------------------------- ---------------------------------------
                                                           June 30,           June 30,          June 30,              June 30,
                                                             2004               2003              2004                  2003
                                                    --------------------- ------------------ ----------------- ---------------------

   Net loss                                         $           (83,027)  $       (474,077)  $        385,742  $            (2,816)
   Foreign currency translation adjustment                          (56)           215,170            226,032              274,214

                                                    --------------------- ------------------ ----------------- ---------------------
   Comprehensive income (loss)                      $           (83,083)  $       (258,907)  $        611,774  $           271,398
                                                    ===================== ================== ================= =====================













                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                        --------------------------------------------------
                                                                            June 30,                         June 30,
                                                                              2004                             2003
                                                                        ----------------                ------------------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net loss for the period from continuing operations                  $     385,740                   $      (523,675)
     Depreciation                                                               97,641                           140,694
     Deferred income taxes                                                     (76,632)
     Deferred compensation expense                                                   0                            21,676
     Stock issued for services                                                       0                                 0
(Increase) decrease in assets
     Accounts receivable                                                       923,466                          (133,871)
     Inventories                                                             1,247,721                          (129,785)
     Income taxes recoverable                                                   68,543                           (90,617)
     Prepaid expense                                                            60,617                            34,806
Increase (decrease) in liabilities
     Accounts payable                                                       (2,330,440)                          746,478
     Accrued liabilities                                                      (716,589)                         (109,166)
     Income taxes payable                                                       35,500                                 0
                                                                        ----------------                ------------------
     Net cash used in operating activities
         from continuing operations                                           (304,433)                          (43,460)
Cash flows from discontinued operations                                              -                                 0
                                                                        ----------------                ------------------
Net cash used in operating activities                                         (304,433)                          (43,460)
                                                                        ----------------                ------------------
Financing activities
     Issuance of shares                                                              0                               850
     Increase in long term debt                                                      0                                 0
     Repayment of capital lease obligation                                     (54,792)                          (26,185)
     Repayment of long-term debt                                              (317,958)                         (405,934)
     (Decrease) increase in bank indebtedness                               (1,645,421)                          (83,266)
                                                                         ----------------                ------------------
          Net cash (used in) provided by financing activities               (2,018,171)                         (514,535)
                                                                        ----------------                ------------------
 Investing activities
Cash proceeds on disposal of Orbital Polishing Division                              0                           631,162
     Disposal of fixed assets                                                2,155,006
     Purchase of fixed assets                                                        0                          (209,718)
                                                                        ----------------                ------------------
     Net cash provided by (used in) investing activities                     2,155,006                           421,444
                                                                        ----------------                ------------------

Foreign currency translation adjustment
      effect on cash and equivalents balances                                  226,032                           202,993
                                                                        ----------------                ------------------
Increase in cash and equivalents during the period                              58,434                            66,442
Cash and equivalents, beginning of period                                            0                                 0
                                                                        ----------------                ------------------
Cash and equivalents, end of period                                       $     58,434                   $        66,442
                                                                        ================                ==================

                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                        June 30,                   June 30,
                                                                          2004                       2003
                                                                  -----------------             ---------------

Supplemental disclosure of cash flow relating to:

     Interest paid                                                $       31,451                $     62,101

     Income taxes paid                                            $            0                $          0


Non - cash investing activities

     Note receivable on sale of Orbital Polishing                 $            0                $    200,000

     Common Stock issued in                                       $            0                $          0
     exchange for compensation

     Stock warrant compensation                                   $            0                $          0





















                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

These interim financial statements include the amounts of its wholly owned subsidiary Glas-Aire Industries Ltd., to March 23, 2004. On March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. Glas-Aire Industries Group Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

BANKRUPTCY

On March 24, 2004, the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian). The Corporation has entered into forbearance agreements with HSBC while it attempted to restructure its debt; however the forbearance agreement expired on March 23, 2004 and HSBC called the loans into default. HSBC has security on the Corporation's

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

assets, however the assets are expected to yield significantly less than the Corporation's debt and is expected that no recovery is likely for the Corporation's unsecured creditors.

Craig Grossman, President and chief Executive Officer of the Corporation resigned as the sole officer and director of Glas-Aire Industries Ltd Effective March 22, 2004.


2. INVENTORIES BY COMPONENT ARE AS FOLLOWS:

                                                 June 30,          June 30,
                                                    2004              2003
                                              ---------------- -----------------
Raw materials                                  $        0      $  1,022,030
Work-in-progress                                        0           229,545
Finished goods                                     16,405           287,319
                                              ---------------- -----------------
                                               $   16,405      $  1,538,894
                                              ================ =================


3. BANK INDEBTEDNESS AND LONG-TERM DEBT

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

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

4.  WARRANTY ACCRUAL

      Changes in the Company's warranty liability during the periods were as follows:

                                                     Six months ended
                                            ------------------------------------
                                                June 30,           June 30,
                                                  2004               2003
                                            ----------------- ------------------
Balance, beginning of period                 $    229,940      $     113,284
Warranty expense                                   34,664            360,619
Settlements made                                 (264,604)          (367,616)
                                            ----------------- ------------------
Balance, end of period                       $          0      $     106,287
                                            ================== =================


5.  COMMON STOCK

     (a)  Authorized as of March 31, 2004

          30,000,000 Common shares with a par value of $0.01 each

          1,000,000 Preferred shares with a par value of $0.01 each


     (b)  Issued and outstanding as of June 30, 2004

          2,711,213 Common shares

On April 12, 2003 and August 12, 2003, the company issued 85,000 shares of common stock respectively from the exercise of warrants, at a price of $0.01 each.

On April 1, 2003 the Company issued 50,000 common stock options at the exercise price of $0.75 to the directors in accordance with the director's compensation program approved by the stockholders. The options vested on April 1, 2003 and are exercisable to March 31, 2008.

On July 18, 2003, the Company issued 40,542 shares of common stock (valued at $30,000 based upon the trading price of the common stock around the dates of the respective agreement) to the directors as part of their compensation for the fiscal year ended December 31, 2002.

As of June 30, 2004 the Company had 230,000 options and 0 warrants outstanding and 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earning per share due to their antidilutive effect.

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

                                                                        Three months ended         Six months ended
                                                                      ------------------------ -------------------------
                                                                              June 30,                  June 30,
                                                                                2004                      2004
                                                                      ------------------------ -------------------------

    Net income (loss) , as reported                                                $ (83,027)                  $385,742
    Add:  stock-based  compensation expense included in reported net
    income                                                                                 0                          0
    Deduct: total stock-based  compensation expense determined under
    fair-value based method                                                                0                          0
                                                                      ------------------------ -------------------------
    Net loss, pro-forma                                                            $ (83,027)                  $385,742
                                                                      ======================== =========================

    Earnings (loss) per share
           - basic - as reported                                                   $  (0.031)                  $  0.142
           - basic - pro-forma                                                     $  (0.031)                  $  0.142

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

At June 30, 2004 and December 31, 2003 no options had been granted under either plan.

DIRECTOR COMPENSATION

In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of June 30, 2004 is as follows:


7.   STOCK OPTIONS (CONTINUED)
                                                           Number of    Exercise
                                                            Options       Price

Granted - November 4, 1999; Expiring - November 3, 2004      60,000   $    4.50
Granted - November 4, 2000; Expiring - November 3, 2005      60,000   $    2.75
Granted - November 4, 2001; Expiring - November 3, 2006      60,000   $    1.00
Granted - April 1, 2003: Expiring - March 31, 2008           50,000   $    0.75
                                                          ----------------------
                                                            230,000

All 230,00 options are vested as of June 30, 2004. The options granted on December 4, 2001 vested in May 2002.

No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro-forma information, the Company estimates the fair value of each stock option granted to directors at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out in the

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

Summary of Significant Accounting Policies, base on the following weighted average assumptions: no dividends, risk-free interest rate of 3.03%, volatility of the trading price of the Company's common stock of 100% and a weighted average expected life of the stock options granted to directors of 24 months. The fair value of stock options granted on December 4, 2001 to directors was $0.53 per option.

8. SEGMENTED INFORMATION

          (a) Sales figures include sales to customers who are located in the following countries:

                                                     Three months ended                      Six months ended
                                            -------------------------------------- -------------------------------------
                                                  June 30,           June 30,            June 30,          June 30,
                                                    2004               2003                2004              2003
                                            ------------------- ------------------ ------------------- -----------------

        United States                         $         30,416    $     2,787,101    $      1,577,433    $    6,039,424
        Canada                                               0            347,778              57,413           552,720
        Japan and other                                      0              4,767               2,424            18,561
                                            ------------------- ------------------ ------------------- -----------------
                                              $         30,416    $     3,139,646    $      1,637,270    $    6,610,705
                                            =================== ================== =================== =================

          (b) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                      Three months ended                      Six months ended
                                             -------------------------------------- -------------------------------------
                                                  June 30,           June 30,            June 30,          June 30,
                                                    2004               2003                2004              2003
                                             ------------------- ------------------ ------------------- -----------------

        Nissan North America, Inc              $              0    $       835,662    $        449,744    $    1,866,735
        Honda Access America, Inc.                            0            759,839             504,449         1,802,702
        Toyota Inc. USA                                       0                                217,336
        General Motors                                        0            927,843                             1,602,992
                                             ------------------- ------------------ ------------------- -----------------
                                               $              0    $     2,523,344    $      1,171,529    $    5,272,429
                                             =================== ================== =================== =================

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)

         (c) Sales figures are comprised of sales in the following products lines:

                                                     Three months ended                      Six months ended
                                            -------------------------------------- -------------------------------------
                                                  June 30,           June 30,          June 30,            June 30,
                                                    2004               2003              2004                2003
                                            ------------------- ------------------ ----------------- -------------------
        Sunroof                                $        30,416    $     1,867,287    $  1,086,039      $      4,057,211
        Hood protectors                                      0            921,310         401,494             1,848,326
        Rear air deflectors                                  0            257,479          93,754               535,969
        Door visors                                          0             93,570          55,983               169,199
                                            ------------------- ------------------ ----------------- -------------------
                                               $        30,416    $     3,139,646    $  1,637,270      $      6,610,705
                                            =================== ================== ================= ===================

9. COMMITMENTS

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

The Company entered into an operating lease agreement for its current premises commencing May 1, 2002 for a term of seven years with a five-year renewal option. The landlord has provided the first three months of the lease rent fee. The Company is committed to the minimum annual lease payments plus proportionate common area costs in respect of its new premises

The Company entered into an employment agreement with its Chief Executive Officer and President effective January 1, 2002 and to terminate December 31, 2005 unless terminated earlier by the Company or the Chief Executive Officer and President. The employment agreement is automatically renewable for three years. The employment agreement provides an annual salary of $213,000 plus an annual bonus of 10% of the increase in net shareholders' equity from the previous fiscal year excluding any increase resulting from the issue of shares. If the Chief Executive Office and President is terminated for other than just cause or is disabled and unable to perform has duties, he is entitled to a severance payment up to 18 months of his compensation.

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2004
                                   (Unaudited)


On September 3, 2003 ALC Holdings, LLC acquired 53.8% of the outstanding shares of Glas-Aire Industries Group Ltd's common stock. Mr. Grossman's employments agreements with the company and his outstanding 85,000 shares warrant were cancelled. Mr. Grossman is one of the owners of ALC Holdings, LLC.

10.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,096,399 during the period from September 29, 1992 (inception) through June30, 2004. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         The Company's sales decreased by 99.03% from $3,139,646 for the three months ended June 30, 2003 to $30,416 for the three months ended June 30, 2004. This decrease was the main result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Gross profit margins, expressed as a percentage of sales, decreased from 22.53% for the three months ended June 30, 2003, to (23.28%) for the three months ended June 30, 2004. This net decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Depreciation expense decreased 100% from $74,890 for the three months ended June 30, 2003, to $0 for the three months ended June 30, 2004. This net decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Expenses for research and development decreased by 97.98% from $168,269 for the three months ended June 30, 2003 to $3,399 for the three months ended June 30, 2004. This decrease resulted primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Selling and distribution expenses decreased by 100.27%, from $359,388 for the three months ended June 30, 2003, to ($971) for the three months ended June 30, 2004. This decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         General and administrative expenses decreased by 73.81% from $281,823 for the three months ended June 30, 2003, to $73,811 for the three months ended June 30, 2004. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in legal, and accounting fees related to the preparation of quarterly reports,

         Foreign exchange loss decreased by 100% from $320,728 for the three months ended June 30, 2003 compared to a foreign exchange loss of $0 for the three months ended June 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Interest expense decreased by 98.89% from $32,873 for the three months ended June 30, 2003, to $366 for the three months ended June 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Recovery of income taxes was $56,627 for the three months ended June 30, 2003 compared to income taxes expense of $0 for the three months ended June 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Our loss from continuing operations decreased by 82.49% from a loss of $474,077 for the three months ended June 30, 2003 as compared to a loss of $83,027 for the three months ended June 30, 2004. This decrease in the loss was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

SIX MONTHS ENDED JUNE 30, 2004 VS SIX MONTHS ENDED JUNE 30, 2003

         The Company's sales decreased by 75.23% from $6,610,705 for the six months ended June 30, 2003 to $1,637,270 for the six months ended June 30, 2004. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) volume decreases in Sunroof wind deflectors' sales to existing customers during the first quarter.

         The gross profit margins expressed as a percentage of sales, decreased from 23.74% for the six month period ended June 30, 2003, to 11.41% for the six months period ended June 30, 2004, This net decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in material cost and delivery charges for the replacement of products and (iii) an increase in direct labor and overhead costs during the first quarter.

         Depreciation expense decreased by 30.60% from $140,694 for the six months ended June 30, 2003, to $97,641 for the six month period ended June 30, 2004. The primary reason for this decrease was due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in the placement of new equipment into service during the first quarter.

         Expenses for research and development decreased by 77.73% from $322,725 for the six months ended June 30, 2003 to $71,857 for the six months ended June 30, 2004. This decrease was a direct result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Selling and distribution expenses decreased by 90.36%, from $638,012 for the six months ended June 30, 2003, to $61,474 for the six months ended June 30, 2004. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in commission expenses associated with the decrease in sales, (iii) a decrease in warranty expenses and (iv) a decrease in consulting fees related to the Company's marketing efforts in Japan.

         General and administrative expenses decreased by 58.46% from $532,473 for the six months ended June 30, 2003, to $221,204 for the six months ended June 30, 2004. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in legal fees, accounting fees related to the preparation of quarterly and annual reports, (iii) an increase in legal, accounting service related to the forbearance agreement with HSBC to attempt to restructure its debt. However the forbearance agreement expired on March 23, 2004

         Foreign exchange loss was $487,763 for the six months ended June 30, 2003 compared to a foreign exchange gain of $18,371 for the six months ended June 30, 2004. This was the result of the decreased strength of the United States dollar against the Canadian dollar and the Canadian subsidiaries having U.S. dollar accounts receivable, which resulted in exchange losses in 2003

         Interest expense decreased by 49.36% from $62,101 for the six months ended June 30, 2003, to $31,451 for the six months ended June 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Recovery of income taxes was $90,617 for the six months ended June 30, 2003 compared to $0 for the six months ended June 30, 2004. This recovery represents the result of the estimated income taxes recoverable for the Canadian subsidiaries operating losses for 2003.

         As a result of these factors net loss for the six months ended June 30, 2004 was $277,789 compared to a loss of $614,292 for the six months ended June 30, 2003. This decrease in loss was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in warranty claims, and (iii) a decrease loss on foreign currency exchange.

         Gain on disposition of operations of was $663,531 for the six months ended June 30, 2004. The Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004 resulted in the elimination of all assets and liabilities, and bank indebtedness, capital lease obligation and long-term debt.

         Gain on disposition of discontinued operations decreased $520,859 for the six months ended June 30, 2004. No disposition of discontinued operations occurred in 2004.

Liquidity and Capital Resources

         Cash used in operating activities for the period ended June 30, 2004 was $304,433 compared to cash used in operating activities of $43,460 for the period ended June 30, 2003. The use of cash for the six months ended can be primarily attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004, (ii) an inflow of cash of $663,531 due to the disposal of assets and liabilities of the Canadian operation (iii) a fund loss of $277,789 from continuing operations.

         Cash used in financing activities for the period ended June 30, 2004 was $2,018,171 compared to cash provided by financing activities of $514,535 for the period ended June 30, 2003. Cash used in financing activities for the six months ended can be primarily attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004, (ii) the payment of long-term debt (iii) the write off of all bank indebtedness, capital lease obligation and long-term debt.

         Cash provided by investing activities included (i) the purchase of fixed assets for the period ended June 30, 2003 of $209,718 compared to the $0 purchase of fixed assets in the period ended June 30, 2004, (ii) an increase of $2,155,006 in disposal of fixed assets due to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004 (iii) a decrease of $631,162 due to sales of the Orbital Polishing Operations which did not recur in 2004.

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

ITEM 3.    CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE.

ITEM 5.    OTHER INFORMATION

         Effective June 30, 2003, the Company merged Wonder Tool, Inc, Glas-Aire Industries, Inc., consisting of all of the United States subsidiaries into Glas-Aire Industries Group, Ltd. Also effective June 30, 2003, the Company wound up Multicorp Holdings Inc. and 326362 B.C. Ltd. into Glas-Aire Industries Ltd.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  31.1 Section 302 Certification

                  32.1 Section 906 Certification

         b)       Reports Filed on Form 8-K.

         A Report on 8-K was filed on March 29, 2004 to disclose the March 24, 2004 appointment of KPMG by the Supreme Court of British Columbia (Case No. L040758) as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group, Ltd. (the "Corporation"), property, assets and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

         A Report on 8K filed on June 17, 2004 disclosed the change in Registrant's Certifying Accountant:

         (a)      Dismissal of Previous Independent Accountants.

                  Effective  June  17,  2004,  Glas-Aire  Industries  Group  Ltd
                  ("Company") dismissed BDO Dunwoody LLP ("BDO"), as its independent public accounts. The Company's sole Director approved this decision to dismiss BDO.

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

Date: August 14, 2006

                           GLAS-AIRE INDUSTRIES GROUP LTD.

                           /s/Craig Grossman
                           ----------------------------------------------
                           Craig Grossman
                           President, Chief Executive Officer and Secretary


                           /s/Linda Kwan
                           ----------------------------------------------
                           Linda Kwan
                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  \s\ Craig Grossman                                   Dated: August 14, 2006
    ---------------------------------------------------
      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)

By:  \s\ Linda Kwan                                       Dated: August 14, 2006
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)