Form 10QSB
period 2004-09-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of September 30, 2004.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                               PAGE

         Item 1.  Financial Statements                                                                         1

         Consolidated Condensed Balance Sheets
         September 30, 2004 and December 31, 2003 (Unaudited)                                                  1

         Consolidated  Condensed  Statements of Operations  For the three months ended September 30, 2004 and 2003 and
         the nine months ended September 30, 2004 and 2003 (Unaudited)                                         2

         Consolidated Condensed Statement of Stockholders' Equity
         For the nine months ended September 30, 2004 (Unaudited)                                              3

         Consolidated  Condensed  Statements of Comprehensive  (Loss) Income For
         the three months ended September 30, 2004 and 2003
         and the nine months ended September 30, 2004 and 2003 (unaudited)                                     4

         Consolidated Condensed Statements of Cash Flows
         For the nine months ended September 30, 2004 and 2003 (Unaudited)                                     5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                                      7-14

         Forward Looking Statements                                                                           15

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               15-20

         Item 3.  Controls and Procedures                                                                     20

PART II.  OTHER INFORMATION                                                                                   19

         Item 1.  Legal Proceedings                                                                           21

         Item 2.  Changes in Securities                                                                       21

         Item 3.  Defaults Upon Senior Securities                                                             21

         Item 4.  Submission of Matters to a Vote of Security Holders                                         21

         Item 5.  Other Information                                                                           21

         Item 6.  Exhibits and Reports on Form 8-K                                                            22

SIGNATURES                                                                                                    23

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                    September 30,            December 31,
                                                                         2004                    2003
                                                                    (Unaudited)               (Unaudited)
                                                                    ----------------     ------------------
Assets
Current
     Cash                                                           $     80,852         $               0
     Accounts receivable, net of allowance
        for doubtful accounts of $0 (2003-$4,215)                         48,986                 1,087,660
     Note receivable                                                           0                         0
     Inventories                                                               0                 1,264,126
     Income taxes refundable                                                   0                    68,543
     Prepaid expenses                                                          0                    60,617
     Deferred income taxes                                               196,011                   196,011
                                                                    ----------------     ------------------
                                                                         325,849                 2,676,957

Property, plant and equipment, net                                             0                 2,258,437
Net assets held for sale                                                       0                         0
                                                                    ----------------     ------------------
                                                                    $    325,849         $       4,935,394
                                                                    ================     ==================

Liabilities and Stockholders' Equity
Liabilities
Current
     Bank indebtedness                                              $          0         $       1,645,421
     Accounts payable                                                        616                 2,330,440
     Accrued liabilities                                                 104,723                   831,202
     Income taxes payable                                                 35,500                         0
     Current portion - long-term debt                                          0                   317,958
     Current portion - capital lease                                           0                    35,081
                                                                    ----------------     ------------------
                                                                         140,939                 5,160,102
Obligation under capital lease                                                 0                    19,711
Deferred income taxes                                                    158,151                   234,783
Net liabilities held for sale                                                  0                         0
                                                                    ----------------     ------------------
                                                                         298,990                 5,414,596
                                                                    ----------------     ------------------
Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Deferred compensation                                                     0                         0
     Accumulated Deficit                                              (2,201,887)               (2,482,138)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                           652,321                   426,511
                                                                    ----------------     ------------------
                                                                          26,859                  (479,202)
                                                                    ----------------     ------------------
                                                                    $    325,849         $       4,935,394
                                                                    ================     ==================

                 See accompanying notes to financial statements
                                       1

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                       ---------------------------------------  ---------------------------------
                                                       September 30,           September 30,     September 30,      September 30,
                                                            2004                    2003             2004                2003
                                                        ------------            -------------   ----------------   --------------
Sales                                                   $      483              $2,234,453      $   1,637,754      $  8,845,158
Cost of sales                                               18,736               1,658,187          1,469,250         6,699,498
                                                        ------------            -------------   ----------------   --------------
Gross profit                                               (18,253)                576,266            168,504         2,145,660
                                                        ------------            -------------   ----------------   --------------
Expenses
     Depreciation                                               0                   77,707             97,641           218,401
     Research and development                                                      110,932             71,857           433,657
     Selling and distribution                                                      180,519             61,474           818,531
     General and administrative                            86,498                  258,085            307,705           790,558
     Loss on write-down of note receivable                      0                   75,000                  0            75,000
     Foreign exchange (gain) loss                               0                  (43,654)           (18,371)          444,109
     Interest income                                            0                   (4,725)              (712)           (4,807)
     Interest expense                                           0                   49,671             31,451           111,772
                                                        ------------            -------------   ----------------   --------------
                                                           86,498                  703,535            551,045         2,887,221

Loss from continuing operations before
     Income taxes                                        (104,751)                (127,269)          (382,541)         (741,561)
     Income taxes - recovery                                    0                   (5,771)                 0           (96,388)
                                                        ------------            -------------   ----------------   --------------

Loss from continuing operations                          (104,751)                (121,498)          (382,541)         (645,173)
Gain on disposition of operations                            (739)                                    662,792
Gain on disposition of discontinued operations                  -                        -                              520,859
                                                        ------------            -------------   ----------------   --------------
Net loss for the period                                 $(105,490)             $  (121,498)     $     280,251      $   (124,314)
                                                        ============           ==============   ================   ==============

Earnings (loss) per share basic and diluted from
     Continuing operations                              $   (0.04)             $     (0.05)     $        0.10      $      (0.25)
     Discontinued operations                                    -                                                          0.20
                                                        ------------            -------------   ----------------   --------------
                                                        $   (0.04)             $     (0.05)     $        0.10      $      (0.05)
                                                        ============           ==============   ================   ==============

Weighted average common shares outstanding
(Basic and diluted - after deducting 93,718
shares of treasury stock  held by the Company)          2,711,213                2,664,918          2,711,213         2,580,930
                                                        ============           ==============   ================   ==============



           See accompanying notes to consolidated financial statements
                                       2

                         Glas Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2004
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
 Balance -
  December 31, 2003       2,711,213     $27,112    $1,549,313                -       $ (2,482,138)         $426,511     $(479,202)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
 Net loss                         -           -             -                -            280,251                 -       280,251
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
 Deferred compensation            -           -             -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
 Shares issued                                                                                  -                 -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
 Foreign currency                 -           -             -                -                  -           225,810       225,810
 translation
 adjustment
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
 Balance -
  September  30, 2004     2,711,213     $27,112    $1,549,313               $-       $ (2,201,887)         $652,321     $  26,859
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------











          See accompanying notes to consolidated financial statements

                         Glas Aire Industries Group Ltd.
        Consolidated Condensed Statements of Comprehensive (Loss) Income
                                   (Unaudited)

                                                                 Three months ended                       Nine months ended
                                                      ----------------------------------------- ------------------------------------
                                                             September 30,       September 30,     September 30,      September 30,
                                                                  2004                2003              2004               2003
                                                      --------------------- ------------------- ----------------- -----------------
Net loss                                                  $      (105,490)      $    (121,498)    $     280,251     $     (124,314)
Foreign currency translation adjustment                              (222)             (1,725)          225,810            272,489
                                                      --------------------- ------------------- ----------------- ------------------
Comprehensive income (loss)                               $      (105,712)      $    (123,223)    $     506,061     $      148,175
                                                      ===================== =================== ================= ==================








                 See accompanying notes to financial statements
                                       4

                         Glas Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                          September 30,                     September 30,
                                                                               2004                             2003
                                                                         ---------------                    --------------
Cash flows from:
Operating activities
     Net loss for the period from continuing operations                    $   280,251                      $  (645,173)
     Depreciation                                                               97,641                          218,401
     Deferred income taxes                                                     (76,632)
     Deferred stock warrant compensation amortized                                   0                           25,977
     Unrealized foreign exchange loss                                                0                          168,616
     Stock issued for directors' services                                            0                           30,000
     Loss on write-down of note receivable                                           0                           75,000
(Increase) decrease in assets
     Accounts receivable                                                     1,038,674                        (127,735)
     Inventories                                                             1,264,126                         (81,455)
     Income taxes recoverable                                                   68,543
     Prepaid expenses                                                           60,617                          27,476
Increase (decrease) in liabilities
     Accounts payable                                                       (2,329,824)                        237,785
     Accrued liabilities                                                      (726,479)                       (169,150)
     Income taxes payable                                                       35,500                          75,875
                                                                         ---------------                    --------------
        Net cash used in operating activities                                 (287,583)                       (164,383)
         From continuing operations
Cash flows from discontinued operations                                              -                               0
                                                                         ---------------                    --------------
 Net cash used in operating activities                                        (287,583)                       (164,383)
                                                                         ---------------                    --------------
Financing activities
     Proceeds on issuance of shares                                                  0                           1,700
     Increase in long-term debt                                                      0                               0
     Repayment of capital lease obligation                                     (54,792)                        (33,608)
     Repayment of long-term debt                                              (317,958)                       (486,778)
     Increase in bank indebtedness                                          (1,645,421)                        259,147
                                                                         ---------------                    --------------
          Net cash (used in) provided by financing activities               (2,018,171)                       (259,539)
                                                                         ---------------                    --------------
Investing activities
     Cash proceeds on disposal of Orbital Polishing Division                         0                         631,162
     Disposal of fixed assets                                                2,160,796
     Purchase of equipment                                                           0                        (234,574)
                                                                         ---------------                    --------------
     Net cash provided by (used in) investing activities                     2,160,796                         396,588
                                                                         ---------------                    --------------
Foreign currency translation adjustment
      effect on cash balances                                                  225,810                          46,079
                                                                         ---------------                    --------------
Increase (decrease) in cash                                                     80,852                          18,745
Cash, beginning of period                                                            0                               0
                                                                         ---------------                    --------------
Cash, end of period                                                       $     80,852                       $  18,745
                                                                         ===============                    ==============

                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine months ended
                                                           ---------------------------------------------------------------
                                                                  September  30,               September 30,
                                                                       2004                        2003
                                                           ---------------------------------------------------------------
Supplemental disclosure of cash flow relating to:

     Interest paid                                                    $   31,451                $    111,772

     Income taxes paid                                                $        0                $          0


Non - cash investing and financing activities

     Note receivable on sale of Orbital Polishing                     $        0                $    200,000

     Common Stock issued for directors' services                               0                $     30,000


Stock warrant compensation,                                           $        0                $          0



















                 See accompanying notes to financial statements

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)


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

These interim financial statements include the amounts of its wholly owned subsidiary GlasAire Industries Ltd., to March 23, 2004. On March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. Glas-Aire Industries Group Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)


1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION(CONTINUED)

BANKRUPTCY

On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian). The Corporation has entered into forbearance agreements with HSBC while it attempted to restructure its debt; however the forbearance agreement expired on March 23, 2004 and HSBC called the loans into default. HSBC has security on the Corporation's assets, however the assets are expected to yield significantly less than the Corporation's debt and is expected that no recovery is likely for the Corporation's unsecured creditors.

Craig Grossman, President and chief Executive Officer of the Corporation resigned as the sole officer and director of Glas-Aire Industries Ltd Effective March 22, 2004.


2. INVENTORIES BY COMPONENT ARE AS FOLLOWS:

                                             September 30,        December 31,
                                                 2004                 2003
                                           ------------------- -----------------

              Raw materials                          $0               $  926,797
              Work-in-progress                        0                  329,134
              Finished goods                          0                  227,499
                                           ------------------- -----------------
                                                     $0               $1,483,430
                                           =================== =================


3.  BANK INDEBTEDNESS AND LONG TERM DEBT

The Company's banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt-to-equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. On December 16, 2003 HSBC (the lender) called the loan into default as the Company was deemed to be in violation of certain of the covenants contained in the facilities agreement. On January 5, 2004 the Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However the forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758)

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

3.  BANK INDEBTEDNESS AND LONG TERM DEBT (CONTINUED)

appointed KPMG Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC bank for approximately $2.7 million (Canadian).


4. WARRANTY ACCRUAL

      Changes in the Company's warranty liability during the periods were as follows:

                                                    Nine months ended
                                            ------------------------------------
                                              September 30,       September 30,
                                                 2004                2003
                                           ------------------ ------------------

Balance, beginning of period                     $229,940            $113,284
Warranty expense                                   34,664             453,715
Settlements made                                 (264,604)           (455,141)
                                           ------------------ ------------------

Balance, end of period                                 $0            $111,858
                                           ================== ==================

5.  COMMON STOCK

On April 12, 2003 and August 12, 2003, the company issued 85,000 shares of common stock respectively from the exercise of warrants, at a price of $0.01 each.

On April 1, 2003 the Company granted 50,000 common stock options at the exercise price of $0.75 to the directors in accordance with the director's compensation program approved by the stockholders. The options vested on April 1, 2003 and are exercisable to March 31, 2008.

On July 18, 2003, the Company issued 40,542 shares of common stock (valued at $30,000 based upon the trading price of the common stock around the dates of the respective agreement) to the directors as part of their compensation for the fiscal year ended December 31, 2002.

As of September 30, 2004 the Company had 230,000 options and 0 warrants outstanding and 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earnings per share due to their antidilutive effect.

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                                                                            Three months ended       Nine months ended
                                                                         ------------------------ -------------------------
                                                                              September 30,            September 30,
                                                                                  2004                      2004
                                                                        ------------------------ -------------------------

    Net income (loss), as reported                                                  $(105,490)                $ 280,251
    Add:  stock-based  compensation  expense  included in reported  net
    income                                                                                  0                         0
    Deduct:  total stock-based  compensation  expense  determined under
    fair-value based method                                                                 0                         0
                                                                         ------------------------ -------------------------
    Net loss, pro-forma                                                             $(105,490)                $ 280,251
                                                                         ======================== =========================

    Income (loss)  per share
           - basic and diluted - as reported                                        $   (0.04)                $    0.10
           - basic and diluted - pro-forma                                          $   (0.04)                $    0.10


                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

At September 30, 2004 and December 31, 2003 no options had been granted under either plan.

DIRECTOR COMPENSATION

In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of September 30, 2004 is as follows:

7.   STOCK OPTIONS (CONTINUED)
                                                            Number of  Exercise
                                                             Options    Price
                                                            --------------------

Granted - November 4, 1999; Expiring - November 3, 2004       60,000   $    4.50
Granted - November 4, 2000; Expiring - November 3, 2005       60,000   $    2.75
Granted - November 4, 2001; Expiring - November 3, 2006       60,000   $    1.00
Granted - April 1, 2003: Expiring - March 31, 2008            50,000   $    0.75
                                                            --------------------
                                                             230,000

All 230,00 options are vested as of September 30, 2004. The options granted on December 4, 2001 vested in May 2002.

No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro-forma information, the Company estimates the fair value of each stock option granted to directors at the grant date using the Black-Scholes option-pricing model. The pro-forma results are set out in the Summary of Significant Accounting Policies, base on the following weighted average assumptions: no dividends, risk-free interest rate of 3.03%, volatility of the trading price of the Company's common stock of

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

100% and a weighted average expected life of the stock options granted to directors of 24 months. The fair value of stock options granted on December 4, 2001 to directors was $0.53 per option.

8. SEGMENTED INFORMATION

         (a) Sales figures include sales to customers who are located in the following countries:

                                                        Three months ended                      Nine months ended
                                              --------------------------------------- --------------------------------------
                                                   September 30,       September 30,       September 30,  September 30,
                                                      2004                2003                2004               2003
                                              ------------------- ------------------- ------------------- ------------------
        United States                                       $483          $2,002,264          $1,577,917         $8,041,688
        Canada                                                 0             223,000              57,413            775,720
        Japan and other                                        0               9,189               2,424             27,750
                                              ------------------- ------------------- ------------------- ------------------
                                                            $483          $2,234,453          $1,637,754         $8,845,158
                                              =================== =================== =================== ==================

         (c) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                        Three months ended                      Nine months ended
                                              --------------------------------------- --------------------------------------
                                                   September 30,       September 30,       September 30,  September 30,
                                                      2004                2003                2004               2003
                                              ------------------- ------------------- ------------------- ------------------
        Nissan North America, Inc.                            $0           $ 442,655            $449,744         $2,309,390
        Honda Access America, Inc.                             0             591,093             504,449          2,393,821
        General Motors                                         0             662,164                              2,265,130
        Toyota USA                                             0             225,874             217,336            667,671
                                              ------------------- ------------------- ------------------- ------------------
                                                              $0          $1,921,786          $1,171,529         $7,636,012
                                              =================== =================== =================== ==================

         (d) Sales figures are comprised of sales in the following products lines:

                                                        Three months ended                      Nine months ended
                                              --------------------------------------- --------------------------------------
                                                   September 30,       September 30,       September 30,  September 30,
                                                       2004                2003                2004               2003
                                              ------------------- ------------------- ------------------- ------------------

        Sunroof                                             $483          $1,155,629          $1,086,523         $5,212,840
        Hood protectors                                        0             941,999             401,494          2,790,325
        Rear air deflectors                                    0              96,183              93,754            632,152
        Door visors                                            0              40,642              55,983            209,841
                                              ------------------- ------------------- ------------------- ------------------
                                                            $483          $2,234,453          $1,637,754         $8,845,158
                                              =================== =================== =================== ==================

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

10.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,201,887 during the period from September 29, 1992 (inception) through September 30, 2004. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31,2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2004
                                   (Unaudited)

ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         The Company's sales decreased by 99.98% from $2,234,453 for the three months ended September 30, 2003 to $483 for the three months ended September 30, 2004. The decrease was mainly the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Gross profit margins, expressed as a percentage of sales, decreased from 25.79% for the three months ended September 30, 2003, to (3779.09%) for the three months ended September 30, 2004. This net decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Depreciation expense decreased 100% from $77,707 for the three months ended September 30, 2003, to $0 for the three months ended September 30, 2004. The primary reason for this decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Expenses for research and development decreased by 100% from $110,932 for the three months ended September 30, 2003 to $0 for the three months ended September 30, 2004. This decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Selling and distribution expenses decreased by 100%, from $180,519 for the three months ended September 30, 2003, to $0 for the three months ended September 30, 2004. This decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         General and administrative expenses decreased by 66.48% from $258,085 for the three months ended September 30, 2003, to $86,498 for the three months ended September 30, 2004. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in legal, consulting and accounting fees related to the quarterly reports.

         The note receivable from the sale of the Orbital Polishing Operations was written down by $75,000 in September 30, 2003.

         Foreign exchange gain for the three months ended September 30, 2003 was $43,654 compared to $0 for the three months ended September 30, 2004. This decrease was result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Interest expense decreased by 100% from $49,671 for the three months ended September 30, 2003, to $0 for the three months ended September 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         There was a recovery of income taxes of $5,771 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         As a result of these factors, our loss from continuing operations decreased by 13.18% from a loss of $121,498 for the three months ended September 30, 2003 as compared to a loss of $105,490 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS NINE MONTHS ENDED SEPTEMBER 30, 2003

         The Company's sales decreased by 81.48% from $8,845,158 for the nine months ended September 30, 2003 to $1,637,754 for the nine months ended September 30, 2004. This increase was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a volume decrease in Sunroof wind deflector sales to existing customers in the first quarter.

         The gross profit margins expressed as a percentage of sales, decreased from 24.26% for the nine months period ended September 30, 2003, to 10.29% for the nine months period ended September 30, 2004. This net decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in material cost and delivery charges for the replacement of products and (iii) an increase in direct labor and overhead costs during the first quarter.

         Depreciation expense decreased by 55.29% from $218,401 for the nine months ended September 30, 2003, to $97,641 for the nine month period ended September 30, 2004. The primary reasons for this decrease were due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in the placement of new equipment into service during the first quarter.

         Expenses for R&D decreased by 83.43% from $433,657 for the nine months ended September 30, 2003 to $71,857 for the nine months ended September 30, 2004. This decrease was result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Selling and distribution expenses decreased by 92.49%, from $818,531 for the nine months ended September 30, 2003, to $61,474 for the nine months ended September 30, 2004. This increase was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in commission expenses associated with the decrease in sales, (iii) a decrease in warranty expenses and (iv) a decrease in consulting fees related to the Company's marketing efforts in Japan.

         General and administrative expenses decreased by 61.08% from $790,558 for the nine months ended September 30, 2003, to $307,705 for the nine months ended September 30, 2004. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in legal and accounting fees related to the preparation of quarterly and annual reports, (iii) an increase in legal, consulting, and accounting services related to the forbearance agreement with HSBC to attempt to restructure its debt. However the forbearance agreement expired on March 23, 2004.

         The note receivable from the sale of the Orbital Polishing Operations was written down by $75,000 in September 30, 2003.

         Foreign exchange loss was $444,109 for the nine months ended September 30, 2003 compared to a foreign exchange gain of $86,920 for the nine months ended September 30, 2004. This Foreign exchange's variation was primarily the result from US dollar denominated accounts receivable and amounts due between our company and our subsidiary. The effect of this variation in the exchange rate between the US dollar and the Canadian dollar (our functional currency) was based on the respective transaction dates and the period end dates reflecting in a foreign exchange gain or loss, and the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date also contributed to this variation.

         Interest expense decreased by 71.86% from $111,772 for the nine months ended September 30, 2003, to $31,451 for the nine months ended September 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Recovery of income taxes was $96,388 for the nine months ended September 30, 2003 compared to $0 for the nine months ended September 30, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         As a result of these factors net loss from continuing operations for the nine months ended September 30, 2003 was $645,173 compared to a loss of $382,541 for the nine months ended September 30, 2004. This decrease in loss was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in warranty claims, and (iii) a decrease loss on foreign currency exchange.

         Gain on disposition of operations of $662,792 for the nine months ended September 30, 2004. The Canadian operation's filing for bankruptcy on March 24, 2004 resulted in the elimination of all assets and liabilities, and bank indebtedness, capital lease obligation and long-term debt.

         Gain on disposition of discontinued operations decrease $520,859 for the nine months ended September 30, 2004. No disposition of discontinued operations occurred in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the period ended September 30, 2004 was $287,583 compared to cash used in operating activities of $164,383 for the period ended September 30, 2003. The use of cash for the nine months ended can be primarily attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004, (ii) an inflow of cash of $662,792 due to the disposal of assets and liabilities of the Canadian operation, (iii) fund loss of $382,541 from continuing operations.

         Cash used in financing activities for the period ended September 30, 2004 was $2,108,171 compared to cash provided by financing activities of $259,539 for the period ended September 30, 2003. Cash used in financing activities for the nine months ended can be primarily attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004 (ii) the payment of long-term debt, and (iii) the write off of all bank indebtedness, capital lease obligation and long-term debt.

         Cash provided by investing activities included (i) the purchase of fixed assets for the period ended September 30, 2003 of $234,574 compared to the $0 purchase of equipment in the period ended September 30, 2004, (ii) an increase of $2,160,796 in disposal of fixed assets due to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004
(iii) a decrease of $631,162 due to sales of the assets and liabilities of the Orbital Polishing Operations which did not recur in 2004.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company records an allowance for doubtful accounts based on specifically identifiable amounts that we believe to be uncollectible. The criteria for the provision allowance include historical experience and the Company's assessment of the general financial conditions affecting its client base. If the Company's actual collections experience changes, revisions to the allowance may be required.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 5.    OTHER INFORMATION.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

         31.1     Section 302 Certification

         32.1     Section 906 Certification

         b) Reports Filed on Form 8-K.

         A Report on 8-K was filed on March 29, 2004 to disclose the March 24, 2004 appointment of KPMG by the Supreme Court of British Columbia (Case No. L040758) as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group, Ltd. (the :"Corporation"), property, assets and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

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

Date: August 14, 2006
                               GLAS-AIRE INDUSTRIES GROUP LTD.

                               \s\ Craig Grossman
                               --------------------------------------------
                               Craig Grossman
                               President, Chief Executive Officer and Secretary


                                \s\  Linda Kwan
                               ---------------------------------------------
                               Linda Kwan
                               Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  \s\ Craig Grossman                               Dated: August 14, 2006
    -----------------------

      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)



By:  \s\ Linda Kwan                                   Dated: August 14, 2006
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)