Form 10KSB
period 2004-12-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 001-14244
                                                ---------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
                         ------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                         84-1072256
-----------------------------------             -------------------------------
(State  or other  jurisdiction  of             (IRS Employer Identification No.)
incorporation  or organization)

                 145 Tyee Drive, #1641, Point Roberts, WA 98281
                   ------------------------------------------
                (Mailing address of principal executive offices)

                 Registrant's telephone number: (360)-447-0210
                                                 -------------
Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
Common Stock, $0.01 par value                        Pink Sheets
-----------------------------                        -----------

Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                               ----------------
                                                               (Title of class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State  registrant's  revenues for its most recent fiscal year: $1,637,755

As of December 31, 2004, the aggregate market value for the 1,046,663 shares of the Common Stock, $0.01 par value per share, held by non-affiliates was approximately $10,467.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2004 were 2,711,213, not including 93,718 shares of treasury stock held by the Company.

Transitional Small Business Disclosure Format:   Yes  /__/       No / X/

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I
     Item 1.      Description of Business                                                                      1
     Item 2.      Description of Property                                                                     19
     Item 3.      Legal Proceedings                                                                           20
     Item 4.      Submission of Matters to a Vote of Security Holders                                         21

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters                                    21
     Item 6.      Management's Discussion and Analysis or Plan of Operation                                   23
     Item 7.      Financial Statements                                                                        31
     Item 8.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                                                       32

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(A) of the Exchange Act                                         32
     Item 10.     Executive Compensation                                                                      34
     Item 11.     Security Ownership of Certain Beneficial Owners
                    and Management                                                                            38
     Item 12.     Certain Relationships and Related Transactions                                              39

PART IV
     Item 13.     Exhibits and Reports on Form 8-K                                                            40
     Item 14.     Controls and Procedures                                                                     40

SIGNATURES                                                                                                    41


Glas-Aire Industries Group Ltd.     -ii-         Form 10-KSB @ December 31, 2004

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

         Our principal executive offices are located at 145 Tyee Drive, #1641, Point Roberts, Washington 98281, and our telephone number is (360) 447-0210.

         On March 24, 2004, the wholly owned subsidiary of Glas-Aire Industries Ltd, the Canadian Operation, filed for bankruptcy and on July 31, 2004 the United States subsidiary of Glas-Aire Industries Inc. in Washington closed its warehouse operation.

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

Glas-Aire Industries Group Ltd.     -1-          Form 10-KSB @ December 31, 2004
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

         BUSINESS STRATEGY.

         Management's strategies for future operations and expansion are as follows:

         INCREASING PRODUCTION CAPACITY/EFFICIENCY. We enhanced our production capacity by the use of additional capital equipment and leasing larger premises for operations. We are moving forward with our plan to incorporate the Cell method of manufacturing utilized by many large Japanese and American

Glas-Aire Industries Group Ltd.     -2-          Form 10-KSB @ December 31, 2004
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

Glas-Aire Industries Group Ltd.     -3-          Form 10-KSB @ December 31, 2004

         The following table shows the industry market share trend from 1990 to 2000 based upon the SEMA 2001 Market Study.

   --------------------------------------------------------------------------------------------------------
                                    Industry Segment Market Share Trend*
   --------------------------------------------------------------------------------------------------------
            Segment              2000         1999         1998       1997           1996         1990
            -------              ----         ----         ----       ----           ----         ----
   -------------------------- ------------ ------------ ----------- ------------- ------------ ------------
   Accessories and                55.6%         54.3%       53.2%      52.4%         51.1%          42.5%
   Appearance
   -------------------------- ------------ ------------ ----------- ------------- ------------ ------------
   Racing and Performance         20.0%         21.2%       22.2%      22.9%         24.1%          30.6%
   -------------------------- ------------ ------------ ----------- ------------- ------------ ------------
   Wheels, Tires and              24.4%         24.5%       24.6%      24.7%         24.4%          26.9%
   Suspension
   --------------------------------------------------------------------------------------------------------
   *  Source SEMA 2001 Market Study
   --------------------------------------------------------------------------------------------------------

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

----------------------------------------------- -------------------------------
           Product Line                           Three Months      Year Ended
                                                     Ended
                                                    March 31,       December 31,
                                                      2004             2003
                                                      ----             ----
----------------------------------------------- ---------------- --------------
Sunroof Wind Deflectors                                 66%                 60%
----------------------------------------------- ---------------- --------------
Hood Protectors                                         25%                 30%
----------------------------------------------- ---------------- --------------
Rear Air Deflectors                                      6%                  8%
----------------------------------------------- ---------------- --------------
Door Visors                                              3%                  2%
----------------------------------------------- ---------------- --------------

         SUNROOF WIND DEFLECTORS. Sunroof wind deflectors reduce the noise and ear discomfort resulting from air turbulence created by open sunroofs. We manufacture sunroof wind deflectors for passenger cars, sport utility vehicles and mini-vans equipped with electric sliding sunroofs. We market our sunroof wind deflectors in the United States, Canada, Japan and the United Kingdom.

Glas-Aire Industries Group Ltd.     -4-          Form 10-KSB @ December 31, 2004

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

         During the year ended December 31, 2004, prior to the cessation of operations and the bankruptcy filing of its Canadian operating subsidiary, approximately 100% of our sales were to OEMs. The Company's clients/joint product development partners include DaimlerChrysler Corporation, General Motors

Glas-Aire Industries Group Ltd.     -5-          Form 10-KSB @ December 31, 2004

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

         We sell our automotive accessories products in the United States, Canada and Japan. Net sales based upon total revenue to customers by geographic area consisted of the following for each of the years ended December 31, 2003 and three months ended March 31, 2004.

----------------------------- ------------------------------------------------------------
                                                  March 31, December 31,
                                                      (in 000's)
                              ------------------------------- ----------------------------
                                           2004                          2003
----------------------------- ---------------- -------------- -------------- -------------
United States                      $1,578            96.4%       $9,856             90%
----------------------------- ---------------- -------------- -------------- -------------
Canada                                $57             3.5%       $1,090            8.4%
----------------------------- ---------------- -------------- -------------- -------------
Japan                                  $3             0.1%          $34              1%
----------------------------- ---------------- -------------- -------------- -------------
Other                                   $              0.%         $115            0.6%
----------------------------- ---------------- -------------- -------------- -------------

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

Glas-Aire Industries Group Ltd.     -6-          Form 10-KSB @ December 31, 2004

         DISTRIBUTION.

         We generally sell and ship our products "F.O.B. factory" and most of our customers are responsible for the transportation of finished products from our factory or warehouse facility to their final destination and bear the risk of loss during transportation. We commonly bulk ship ordered parts to the customers' parts distribution centers within a mutually acceptable lead-time, varying from 59 minutes to 30 days.

         In the United States and Canada, we ship our products to customer's parts distribution centers and vehicle processing centers. For the Japanese market, the OEMs generally have one centralized distribution center. With General Motors, we drop ship the ordered parts on behalf of our client, directly to the General Motors' network of 9,500 dealers.

         We have Electronic Data Interchange ("EDI") capability to facilitate receipt of orders from customers and transmission of invoices to customers electronically after shipment of parts.

         MAJOR CUSTOMERS.

         We sell principally to automobile manufacturers in the United States, Canada and Japan. For the three months ended March 31, 2004, sales based upon our revenue in the United States, accounted for 96.4% of the Company's revenues (including sales to United States subsidiaries of foreign automobile manufacturers), sales in Canada accounted for 3.5% of these revenues, and sales in other countries accounted for 0.1%.

         For most of our customers, particularly the importer and Japanese auto makers, we engage in a simultaneous design/sales process with the OEM's engineering and purchasing organizations that normally results in a series of purchase orders geared to coincide with the release of a particular car model.

         As reflected below, we have three major customers who, together, accounted for 72% or more of the Automotive Accessories Division's sales during the last fiscal year:

--------------------------- ----------------------------------- ------------------------- ------------------------
                                                                  Three months ended            Year ended
         Customer                        Products                    March 31, 2004          December 31, 2003
         --------                        --------                    ---------------         -----------------
--------------------------- ----------------------------------- ------------------------- ------------------------
General Motors              Hood   protectors   and  rear  air            %0                        23%
(USA & CDN)                 deflectors
--------------------------- ----------------------------------- ------------------------- ------------------------
Honda Access                Sunroof wind  deflectors  and rear            31%                       29%
America, Inc.               air deflectors
--------------------------- ----------------------------------- ------------------------- ------------------------
Nissan North America, Inc.  Sunroof  wind   deflectors,   hood            28%                       26%
                            protectors and rear air deflectors
--------------------------- ----------------------------------- ------------------------- ------------------------
Gulf State/Southeast        Sunroof wind deflectors                       13%                       N/A
Toyota Inc.
--------------------------- ----------------------------------- ------------------------- ------------------------

         We manufacture accessories for the majority of our customers on a purchase order/invoice basis. For General Motors Corporation in the United States, we have a virtual just-in-time drop shipment program utilizing our operating and warehousing facilities in Bellingham, Washington.

Glas-Aire Industries Group Ltd.     -7-          Form 10-KSB @ December 31, 2004

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

Glas-Aire Industries Group Ltd.     -8-          Form 10-KSB @ December 31, 2004

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

         With the exception of the fiscal years ending December 31, 2003 and December 31, 2004, our level of defective products should be approximately 1% of annual net sales. For the three months ended March 31, 2004 it was approximately 0%. This change in the three months ended March 31, 2004 was deemed to be primarily the result of timing. In 2003 it was 7.64% was the result of a chemical reaction between a specific type of acrylic and the defective gaskets used on some sunroof wind deflectors, and included carryover of outstanding late claim from a major customer that was related to product defects from prior year. A significant amount of research has since been completed on the different types of gasket materials to determine compatibility and the problem has been eliminated. In response to such defects, we employed two outside consultants to evaluate our processes, procedures and supplies used in the manufacture of our products. Additionally, we employed a new quality control manager to manage the quality control process and we continuously test the processes, procedures and supplies used in the manufacture of our products to detect and correct any problems that may lead to defective products in the future. However, there can be no assurance that we will not incur increased defective products and increased warranty claims. See "Factors that May Affect Our Future Results - Increase in Warranty Claims."

         During the three months ended March 31, 2004, we expensed approximate $38,000 related to warranty claims as compared to $847,875 during the fiscal year ended December 31, 2003.

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

Glas-Aire Industries Group Ltd.     -9-          Form 10-KSB @ December 31, 2004

We expensed $71,857 on research and development activities during the three months ended March 31, 2004, and $560,796 during the year ended December 31, 2003.

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

         PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS OR ROYALTY AGREEMENTS.

         Currently, we do not hold patents on any of our automotive accessory products, nor do we have any licenses, trademarks, franchises, concessions or royalty agreements. During the period ended December 31, 2000, we filed patent applications for a proprietary molding process known as Match Compression Molding ("MCM.") In March 2003, our patent counsel was informed that these applications would be denied by the United States Patent and Trademark Office because of conflicts with other patent and trademarks. We also filed a trademark application for MCM in Canada, which has been approved for publication in the Trademark Journal and will be allowed for registration in due course in the absence of any third party opposition.

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

Glas-Aire Industries Group Ltd.     -10-         Form 10-KSB @ December 31, 2004
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

Glas-Aire Industries Group Ltd.     -11-         Form 10-KSB @ December 31, 2004

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

Glas-Aire Industries Group Ltd.     -12-         Form 10-KSB @ December 31, 2004

         RAW MATERIALS AND SUPPLIERS. We purchased components including unfinished aluminum castings, gears, bearings, electrical cords and motors used in the manufacturing process of the orbital polisher and foam disks, wool pile and raw rubber used in the manufacturing of bonnets. We did not have any contracts with any of our suppliers.

         QUALITY CONTROL. The orbital polisher was manufactured for over 45 years and we internally set its specifications and high quality standards. Prior to the WTI Asset Sale, we performed a testing procedure to conduct individual inspections of each polisher to ensure proper functioning and compliance with its specifications. We did not experience any significant problems with the orbital polishing products.

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

         EMPLOYEES

         As of December 31, 2004, the Company had no employees and two executive officers working without salary as a result of the bankruptcy filing of its Canadian operating subsidiary in March 2004, and the closing of the warehouse operation of its United States subsidiary in July 2004.

         On September 11, 2002, the Canadian Auto Workers Labor Union was certified by a vote that was monitored by the BC Labor Relations Board. We were successful in negotiating the first contract. We believe there is an adequate supply of suitable labor, as well as professionals, available.

         FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects.

Glas-Aire Industries Group Ltd.     -13-         Form 10-KSB @ December 31, 2004

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

         BANKRUPTCY FILING AND CESSATION OF OPERATIONS. In March 2004 the Company's Canadian operating subsidiary declared bankruptcy and in July 2004 the Company's United States subsidiary closed its warehouse facilities and also ceased operation. Management does not expect the Company to successfully reorganize and resume its prior business. It expects the Company and its subsidiary to liquidate the business and seek a new acquisition of another private operating company. There is no assurance that the Company will ever be successful in acquiring or operating another business, or that its Common Stock will ever have value.

         DEPENDENCE UPON MAJOR CUSTOMERS. Our Automotive Accessories division has three customers, which together, accounted for approximately 72% of our sales during the three months ended March 31, 2004. See "Item 1. Description of Business - Major Customers." There can be no assurance that these customers will

Glas-Aire Industries Group Ltd.     -14-         Form 10-KSB @ December 31, 2004
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

         CURRENCY FLUCTUATION. Our sales are principally transacted in United States dollars, whereas our labor, overhead and most component costs are paid in Canadian dollars. Recent fluctuations in the value of the United States dollar versus other currencies (primarily the Canadian dollar), and fluctuations in the relative values of those currencies, have had a negative impact upon our financial performance. During 2003, we did not engage in hedging activities with respect to currency fluctuations. However, management intends to take corrective action in an effort to attempt to minimize any negative impact foreign currency

Glas-Aire Industries Group Ltd.     -15-         Form 10-KSB @ December 31, 2004
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

         INCREASE IN WARRANTY CLAIMS. With the exception of the fiscal years ending December 31, 2002 and 2003, our level of defective products should be approximately 1% of annual net sales. For the last fiscal year 2003 it was approximately 7.64%. This increase was deemed to be primarily the result of a chemical reaction between a specific type of acrylic and the gasket used on some sunroof wind deflectors, and included carryover of outstanding late claim from a major customer that was related to product defects from prior year. There is no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves are sufficient. This could have a material adverse effect on our business, financial condition and results of operations.

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

Glas-Aire Industries Group Ltd.     -16-         Form 10-KSB @ December 31, 2004
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

         WE HAVE INDEBTEDNESS. At March 23, 2004, our total indebtedness consisted of $2,064,100 under our banking facilities and $3,163,349 of other trade payables and accrued liabilities. Additionally, our banking facilities agreement contains covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. On December 16, 2003 HSBC (the lender) called the loan into default as the Company was deemed to be in violation of certain covenants contained in the facilities agreement. On January 5, 2004 the Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next three months. The forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

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

Glas-Aire Industries Group Ltd.     -17-         Form 10-KSB @ December 31, 2004

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

         GOING CONCERN. The independent auditor's reports accompanying our December 31, 2002 and 2003 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. However, we have a significant working capital deficit and are in violation of certain loan covenants with our primary lender. Although we believe that we have reversed our operating losses and are currently operating at a profitable level, there can be no assurance that we will be able to generate sufficient positive cash flow from operations to address all of our cash flow needs. If our current lenders were to "call" our loans and we were not able to find alternative sources of cash, our shareholders would be materially and adversely affected.

OUR BUSINESS MAY BE SIGNIFICANTLY ADVERSELY AFFECTED BY WORK STOPPAGES AND OTHER LABOR MATTERS

         OUR EMPLOYEES. As of March 23, 2004, approximately 84.75% of our employees were unionized. We were successful in negotiating our first agreement. If we are unsuccessful in negotiating with our union, we may encounter a strike or binding contractual limitations, either of which could:

         o have an adverse effect on our ability to produce our products in accordance with customer contracts;

         o        interfere with the launch of new product programs;

         o        cause us to lose business to competitors; or

         o limit our flexibility in dealing with our workforce and promptly adjusting to changing economic conditions.

Glas-Aire Industries Group Ltd.     -18-         Form 10-KSB @ December 31, 2004

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

         On September 11, 2003, the Company issued a press release announcing that ALC Holdings, LLC ("ALC") purchased a majority of the outstanding shares of common stock of Glas-Aire Industries Group, Ltd, from several shareholders. ALC is newly formed company controlled by several managers, including Craig Grossman, our Chief Executive Officer and President. In connection with the acquisition of the Glas-Aire shares, five directors of Glas-Aire resigned effective September 3, 2003.

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

         Vancouver, British Columbia.

         We are also responsible for the lease of our prior facility located at 3137 Grandview Highway, Vancouver, and B.C., Canada V5M 2E9. This facility, leased from Rockmore Investments Ltd., consists of 27,777 square feet of factory, warehouse and office space. The lease term is five years and is due to expire in September 2004. On October 6, 2003 the Landlord agreed to accept the surrender of the Lease together with the sum of $125,000 in five installments as settlement for the release of the Company's obligation under the term of the lease agreement.

         Bellingham, Washington.

         We also lease 5,000 square feet of warehouse space in Bellingham, Washington, at a rental rate of US $1,800 per month on a month-to-month basis. This facility is used primarily for warehousing products for distribution to certain United States customers. We are in default on this lease as our United States subsidiary ceased all warehouse operations on July 31, 2004.

Glas-Aire Industries Group Ltd.     -19-         Form 10-KSB @ December 31, 2004

ITEM 3. LEGAL PROCEEDINGS

         ALEX DING LITIGATION.

         Following his termination for cause from his position as President of the Company on September 12, 2001, Alex Ding, a former director of the Company and the Company's former President, filed a Writ of Summons on September 13, 2001, in the Supreme Court of British Columbia (Action No. S015104). Mr. Ding's claims were made against the Company, Multicorp Holdings Inc., Glas-Aire Industries Ltd., William R. Ponsoldt, Craig Grossman, Todd Garrett, Mark Baldinger, Regency Affiliates, Inc. and Speed.com, Inc. (collectively the
"Defendants"). Mr. Ding asserted among other things that the redemption transaction involved a breach of agreements with HSBC Bank Canada ("Bank"), securities laws, corporate laws, and fiduciary duties owed by the Defendants to the Company's shareholders. Mr. Ding asserted that the court should enjoin various actions relating to the redemption and grant other relief. Mr. Ding has not served all of the Defendants personally, and has not filed a Statement of Claim. The Company discussed the redemption with its Canadian counsel prior to effecting the redemption, and determined that proceeding with the redemption would not be in violation of a court order or otherwise prohibited. Further, the Bank reviewed the proposed redemption transaction with both outside counsel and an outside accounting firm. After completion of these reviews, the Bank loaned the Company the funds necessary to effect the redemption. On January 14, 2003, Mr. Ding filed a notice of discontinuance against the Company, Multicorp Holdings Inc., Glas-Aire Industries Ltd., William R. Ponsoldt, Craig Grossman, Todd Garrett, Mark Baldinger, Regency Affiliates, Inc. and Speed.com, Inc.

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

Glas-Aire Industries Group Ltd.     -20-         Form 10-KSB @ December 31, 2004

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION.

         The Company's Common Stock is currently traded on the over-the-counter market on the NASDAQ Electronic Bulletin Board under the symbol GLAR.PK

Glas-Aire Industries Group Ltd.     -21-         Form 10-KSB @ December 31, 2004

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

                  Year Ended December 31, 2004                                High                 Low
                  ------------------------------------------                  -----                -----
                  January 1, 2004 through March 31, 2004                      $0.20                $0.03
                  April 1, 2004 through June 30, 2004                         $0.20                $0.03
                  July 1, 2004 through September 30, 2004                     $0.06                $0.06
                  October 1, 2004 through December 31, 2004                   $0.06                $0.05

                  Year Ended December 31, 2003                                High                 Low
                  ------------------------------------------                  -----                -----
                  January 1, 2003 through March 31, 2003                      $0.47                $0.15
                  April 1, 2003 through June 30, 2003                         $0.47                $0.17
                  July 1, 2003 through September 30, 2003                     $0.20                $0.03
                  October 1, 2003 through December 31, 2003                   $0.03                $0.03

         The closing price of the common stock on March 29, 2005 was $0.05 per share. As of March 29, 2005, the Company had approximately 33 shareholders of record and estimates that its common stock was beneficially owned by more than 500 shareholders based upon ownership in "street name."

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS.

         The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance:

Glas-Aire Industries Group Ltd.     -22-         Form 10-KSB @ December 31, 2004

-------------------------------------------------------------------------------------------------------------------
                                       Equity Compensation Plan Information
------------------------------ -------------------------- ----------------------- ---------------------------------
                                                                                   Number of securities remaining
                                Number of securities to      Weighted-average      available for future issuance
        Plan Category           be issued upon exercise     exercise price of     under equity compensation plans
                                of outstanding options,    outstanding options,   (excluding securities reflected
                                  warrants and rights      warrants and rights           in the 1st column)
------------------------------ -------------------------- ----------------------- ---------------------------------
Equity Compensation Plans              230,000                   $ 2.25                           N/A
approved by security holders
------------------------------ -------------------------- ----------------------- ---------------------------------
Equity compensation plans              255,000 (1)               $ 0.01                       320,000 (2)
not approved by security
holders
------------------------------ -------------------------- ----------------------- ---------------------------------
                                       350,000                   $ 2.76                       320,000
Total
------------------------------ -------------------------- ----------------------- ---------------------------------

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

         DIVIDENDS.

         No dividends were declared or paid during the fiscal year ended December 31, 2004 and 2003. Although the board of directors may elect to declare stock dividends in the future, there are no present plans, arrangements, understandings or commitments to do so.

         The payment of cash dividends is within the discretion of the board of directors. The Board of Directors advised that they do not anticipate declaring and paying cash dividends in the foreseeable future.

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

Glas-Aire Industries Group Ltd.     -23-         Form 10-KSB @ December 31, 2004

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In January 2003, the Company sold the Wonder Tool assets, therefore, the assets, liabilities, results of operations and cash flows for Wonder Tool have been classified as Discontinued Operations in the consolidated financial statements.

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

         OVERVIEW.

         The Company's losses for the preceding year were substantial, and management believes that it is important to note that certain of the expenses incurred were one-time expenses that impacted the Company's financial performance during the 2003 fiscal year. The Company experienced several one-time charges associated with a relocation of its manufacturing plant and costs associated with warranty claims for defective products introduced in 2001.

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

         The Company experienced increased warranty claims related to defective products introduced to market in 2002 and 2001. In connection with these claims, the Company hired consultants and performed laboratory tests to identify and resolve the problems associated with the defective products. The Company recognized expenses for the consultants and laboratory tests in the amount of $145,847

BALANCE SHEET DATA.

------------------------------------------- ----------------------------------------------------------
                                                                   Period From
------------------------------------------- ----------------------------- ----------------------------
                                                 December 31, 2004             December 31, 2003
------------------------------------------- ----------------------------- ----------------------------
Working Capital (deficiency)                       $ (105,958)                    $(2,483,145)
------------------------------------------- ----------------------------- ----------------------------
Total Current Assets                               $   34,550                     $ 2,676,957
------------------------------------------- ----------------------------- ----------------------------
Total Current Liabilities                          $  140,508                     $ 5,160,102
------------------------------------------- ----------------------------- ----------------------------
Total Assets                                       $   34,550                     $ 4,935,394
------------------------------------------- ----------------------------- ----------------------------

Glas-Aire Industries Group Ltd.     -24-         Form 10-KSB @ December 31, 2004

Total Long Term Debt                               $        -                     $         -
------------------------------------------- ----------------------------- ----------------------------
Capital Lease Obligations                          $        -                     $    19,711
------------------------------------------- ----------------------------- ----------------------------
Deferred Income Taxes                              $        -                     $   234,783
------------------------------------------- ----------------------------- ----------------------------
Stockholders' Equity                               $ (105,958)                    $  (479,202)
------------------------------------------- ----------------------------- ----------------------------


INCOME STATEMENT DATA.

                                                                          Period from
  ---------------------------------------------- ------- -------------------- -----------------------
                                                             Year Ended        Year Ended December
                                                            December 31,               31,
                                                                2004                   2003
  ---------------------------------------------- ------- -------------------- -----------------------
  Sales                                                    $ 1,637,755             $11,094,906
  ---------------------------------------------- ------- -------------------- -----------------------
  Cost of Sales                                              1,553,037               9,133,090
  ---------------------------------------------- ------- -------------------- -----------------------
  Gross Profit                                                  84,718               1,961,816
  ---------------------------------------------- ------- -------------------- -----------------------
   Research and Development                                     71,857                 560,796
  ---------------------------------------------- ------- -------------------- -----------------------
  Selling and Distribution                                      61,473               1,317,790
  ---------------------------------------------- ------- -------------------- -----------------------
  General and Admin.                                           398,747               1,715,199
  ---------------------------------------------- ------- -------------------- -----------------------
  (Loss) Income from Operations                               (447,359)             (1,631,969)
  ---------------------------------------------- ------- -------------------- -----------------------
  Loss from Continuing Operations                             (477,955)             (1,610,796)
  ---------------------------------------------- ------- -------------------- -----------------------
  Income from discontinued operations                                                  458,442
  ---------------------------------------------- ------- -------------------- -----------------------
  Gain on disposition of operations                            662,792                       -
  ---------------------------------------------- ------- -------------------- -----------------------
  Income taxes                                                  37,860                       -
  ---------------------------------------------- ------- -------------------- -----------------------
  Net (loss) Income from the period                            146,977              (1,152,354)
  ---------------------------------------------- ------- -------------------- -----------------------
  (loss) earnings per share
  - basic and diluted - Continuing operations                     0.05                   (0.60)
  Discontinued Operations                                         0.00                    0.17
                                                                  ----                    ----
  Not (loss) income per share                                     0.05                   (0.43)
  ---------------------------------------------- ------- -------------------- -----------------------
  Weighted average number of shares outstanding              2,711,213               2,693,822
  ---------------------------------------------- ------- -------------------- -----------------------

         RESULTS OF OPERATIONS.

         The following table sets forth selected income data as a percentage of net sales for the periods indicated.

Glas-Aire Industries Group Ltd.     -25-         Form 10-KSB @ December 31, 2004

------------------------------------- -----------------------------------------
                                                    Period From
------------------------------------- -------------------- --------------------
                                      Year Ended December   Year Ended December
                                           31, 2004              31, 2003
------------------------------------- -------------------- --------------------
Net Sales                                        100%                    100%
------------------------------------- -------------------- --------------------
Cost of Sales                                   94.8%                   82.3%
------------------------------------- -------------------- --------------------
Gross Profit                                     5.2%                   17.7%
------------------------------------- -------------------- --------------------
Research and Development                         4.4%                    5.1%
------------------------------------- -------------------- --------------------
Selling and distribution                         3.8%                   11.9%
------------------------------------- -------------------- --------------------
General and Administrative                      24.3%                   15.5%
------------------------------------- -------------------- --------------------
Income (loss) from operations                  (29.2%)                 (14.5%)
------------------------------------- -------------------- --------------------

      YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         As a result of the sale of Wonder Tool net assets in January 2003, we now operate in one industry segment: the automotive accessories business. Results of operations of the orbital polishing business are segregated in our financial statements as discontinued operations.

         SALES. Sales decreased from $11,094,906 for the year ended December 31, 2003 to $1,637,755 for the period ended March 24, 2004. This sales decrease was the main result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         GROSS PROFIT. Gross profit margins decreased from $1,961,816 for the year ended December 31, 2003 to $84,718 for the period ended March 24, 2004. This net decrease was due primarily to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         RESEARCH AND DEVELOPMENT. Expenses for R&D decreased from $560,796 for the year ended December 31, 2003 to $71,857 for the period ended March 24, 2004. This decrease was due primarily to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         SELLING AND DISTRIBUTION. Selling and distribution expenses decreased from $1,317,790 for the period ended December 31, 2003 to $61,473 for the period ended March 24, 2004. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         GENERAL AND ADMINISTRATIVE. General and administration expenses decreased from $1,715,199 for the year ended December 31, 2003 to $398,747 for the year ended December 31, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its Canadian operation after that date. The General and Administrative expenses increased in legal fees related to the forbearance agreement with HSBC. Accounting fees

Glas-Aire Industries Group Ltd.     -26-         Form 10-KSB @ December 31, 2004
related to the preparation of quarterly and annual reports, and consulting fees related to public relations were reduced due to the bankruptcy.

         INTEREST EXPENSE. Interest expense decreased from $170,073 for the year ended December 31, 2003 to $31,450 for the period ended March 24, 2004. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date. Interest expenses for the 3 months included interest resulting from the forbearance agreement.

         INCOME FROM OPERATIONS. The loss from operations decreased from $1,152,354 for the year ended December 31, 2003 to a gain of $184,834 for the year ended December 31, 2004. This was the result of the Canadian operation's filing for bankruptcy and ceasing its operation as of March 24, 2004. The gain of $662,792 was related to the elimination of the assets and liabilities

         INCOME TAXES. Recovery of income taxes was $190,980 for the year ended December 31, 2003 compared to $0 for the year ended March 24, 2004.

         DISCONTINUED OPERATION. On January 9, 2003, the Company sold the assets and liabilities of its Orbital Polishing Division for $920,140 comprised of cash of $792,140 and promissory note receivable of $200,000. The sale resulted in a gain of $458,442, which was recognized in 2003. The note receivable was subsequently sold on October 10, 2003 to a third party individual for $125,000. All rights and title have been transferred to the purchaser.

         CAPITAL RESOURCES AND LIQUIDITY.

         Cash provided by operating activities for the year ended December 31, 2003 was $829,294 compared to $2,050,510 for the period ended March 24, 2004. This can be attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004, (ii) an inflow of cash of $662,792 due to the disposal of assets and liabilities of the Canadian operation, and (iii) an unrealized foreign exchange loss on translation of inter-company accounts of $224,056.

         Cash used in financing activities for the year ended December 31, 2003 was ($43,975) compared to cash used in financing activities of ($2,018,171) for the period ended March 24, 2004. This can be attributed to (i) the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004,
(ii) the repayment of long-term debt, and (iii) the write off of all bank indebtedness, capital lease obligation and long-term debt.

         The investing activities included the purchase of fixed assets for the year ended December 31, 2003 of $848,124 compared to $0 for the year ended March 24, 2004. All operations ceased after March 24, 2004 as the Canadian operation's filed for bankruptcy on that date.

         During 2004, the Company was in violation of certain covenants contained in the banking facilities agreement. Pursuant to GAAP, and as a result of the covenant breach invoking the Bank's right to call the long-term debt on demand, the long-term debt has been reclassified as a current liability.

Glas-Aire Industries Group Ltd.     -27-         Form 10-KSB @ December 31, 2004

         We are dependent upon these existing banking facilities. Our banking facilities agreement contains covenants that, among other things, requires the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. On December 16, 2003 HSBC (the lender) called the loan into default as the Company was deemed to be in violation of certain of the covenants contained in the facilities agreement. On January 5, 2004 the Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However the forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

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

         EXCHANGE RATES.

         We sell most of our products to international customers. Our principal markets are the United States and Japan. We sell most of our products in United States Dollars, but pay for material components and labor principally in Canadian Dollars. During 2004, we did not engage in hedging activities with respect to currency fluctuations. However, management intends to take corrective action in an effort to attempt to minimize any negative impact foreign currency fluctuations may have upon us.

         Exchange rates between the United States and Canadian Dollar for the year ended December 31, 2004, and the year ended December 31, 2003, including the average exchange rate for the year, are as follows:

FISCAL YEAR ENDED         EXCHANGE RATE                   AVERAGE FOR PERIOD

December 31, 2004         1.U.S.$: 1.2176 Cdn.$           1 U.S.$: 1.2988 Cdn.$
December 31, 2003         1.U.S.$: 1.2965 Cdn.$           1 U.S.$: 1.4215 Cdn.$

Glas-Aire Industries Group Ltd.     -28-         Form 10-KSB @ December 31, 2004

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

Glas-Aire Industries Group Ltd.     -29-         Form 10-KSB @ December 31, 2004

INVENTORIES.

         Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market value. Market value for raw materials is defined as replacement cost and for work-in-process and finished goods as net realizable value.

REVENUE RECOGNITION.

         We recognize revenue on the sale of products at the time the products are shipped to customers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

         The Company records an allowance for doubtful accounts based on specifically identifiable amounts that we believe to be uncollectible. The criteria for the allowance provision included historical experience and the Company's assessment of the general financial conditions affecting its client base. If the Company's actual collections experience changes, revisions to the allowance may be required.

RESEARCH AND DEVELOPMENT.

         Research and development costs are expensed as incurred.

WARRANTY ACCRUAL.

         The Company records a liability for estimated costs that may be incurred under its warranties at the time that product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

CONTRACTUAL OBLIGATIONS.

         The Canadian operation filed bankruptcy on March 24, 2004. All lease obligations and capital leases on manufacturing equipment were cancelled.

         The following table sets forth information with respect to our contractual obligations and commercial commitments as of December 31, 2004.

                             CONTRACTUAL OBLIGATIONS

                                                                          Payments due by Period
  ----------------------------------- ------------------ ------------------ ------------------- -------------------
                                            Total          2 to 3 years        4 to 5 years     More than 5 years
  ----------------------------------- ------------------ ------------------ ------------------- -------------------
                            >
  Richmond Lease Payments (1)              $     -              $     -                $-                 $-
  ----------------------------------- ------------------ ------------------ ------------------- -------------------
  Vancouver Lease Payments (2)             $     -              $     -                 -                  -
  ----------------------------------- ------------------ ------------------ ------------------- -------------------
  Craig Grossman Employment                $     -              $     -                 -                  -
  Contract (3)
  ----------------------------------- ------------------ ------------------ ------------------- -------------------
  Principal Payments on Debt to            $77,500              $77,500                 -                  -
  HSBC (4)
  ----------------------------------- ------------------ ------------------ ------------------- -------------------
  Capital Lease Manufacturing              $     -              $     -                 -                  -
  Equipment (5)
  ----------------------------------- ------------------ ------------------ ------------------- -------------------

Glas-Aire Industries Group Ltd.     -30-         Form 10-KSB @ December 31, 2004

(1) We have a seven-year lease agreement that began on October 1, 2002 for our facility located at 7791 Alderbridge Way, Richmond, B.C. Canada. See "Item 2--Description of Property."
(2) The lease for the Vancouver facility located at 3137 Grandview Highway, Vancouver, B.C. Canada expires in September 2004. See "Item 2--Description of Property." On October 6, 2003 the Landlord agreed to accept the surrender of the Lease together with the sum of $125,000 as settlement for the release of the Company's obligation under the term of the Lease agreement.
(3) Mr. Grossman's base salary calculated as of December 31, 2003. Mr. Grossman's Employment Agreement terminates on December 31, 2004. See "Item 10 - Executive Compensation."
(4)      For further explanation, see Note 6 to the Financial Statements.
(5)      For further explanation, see Note 7 to the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

         Included beginning at page F-1.


Glas-Aire Industries Group Ltd.     -31-         Form 10-KSB @ December 31, 2004

                                                 Glas-Aire Industries Group Ltd.
                                               Consolidated Financial Statements
                                           For the year ended December 31, 2004,
                                                        (Stated in U.S. Dollars)




                                                                        Contents

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS

                  Balance Sheets                                            F-2

                  Statements of Operations                                  F-3

                  Statement of Stockholders' Equity                         F-4

                  Statements of Comprehensive Loss                          F-5

                  Statements of Cash Flows                                  F-6

                  Summary of Significant Accounting Policies                F-8

                  Notes to Financial Statements                             F-14

                            CHANG G. PARK, CPA, PH.D.
             371 E Street * Chula Vista * California * 91910-26150
         Telephone (858)722-5953* Fax (858)408-2695 * Fax (619)422-1465
                          E-MAIL changgpark@gmail.com


            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Glas-Aire Industries Group, Ltd.

We have audited the accompanying consolidated balance sheets of Glas-Aire Industries Group Ltd. (the "Company") as of December 31, 2005 and 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations, bankruptcy and closing its warehouse operation raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chang G. Park, CPA
____________________________
Chang G. Park, CPA

August 9, 2006
Chula Vista, CA  91910

        Member of the California Society of Certified Public Accountants
         Registered with the Public Company Accounting Oversight Board

                                                 Glas-Aire Industries Group Ltd.
                                           Consolidated Condensed Balance Sheets
                                                        (Stated In U.S. Dollars)

December 31, 2004
--------------------------------------------------------------------------------

ASSETS
Current
     Cash and equivalents                                   $    34,550
                                                            --------------------
                                                                 34,550
                                                                      -
                                                            --------------------
                                                            $    34,550
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT

     Accrued Liabilities                                        105,008
     Income tax payable                                          35,500
                                                            --------------------
                                                                140,508

STOCKHOLDERS' EQUITY
     Common stock                                                27,112
     Additional paid in capital                               1,549,313
     Accumulated deficit                                     (2,335,161)
     Deferred compensation                                            -
     Accumulated other comprehensive income
     - foreign currency translation adjustment                  652,778
                                                            --------------------
                                                               (105,958)
                                                            --------------------
                                                            $    34,550
--------------------------------------------------------------------------------

                                                 Glas-Aire Industries Group Ltd.
                                           Consolidated Statements of Operations
                                                        (Stated In U.S. Dollars)
--------------------------------------------------------------------------------
                                                                 Year ended
                                                                 December 31,
                                                                     2004
--------------------------------------------------------------------------------

SALES                                                       $        1,637,755
COST OF GOODS SOLD                                                   1,553,037
                                                            --------------------
GROSS PROFIT                                                            84,718
                                                            --------------------
EXPENSES
     Research and development                                           71,857
     Selling and distribution                                           61,473
     General and administrative                                        398,747
                                                            --------------------
                                                                       532,077
LOSS FROM OPERATIONS                                                   447,359
                                                            --------------------
OTHER INCOME (EXPENSE)
     Interest income                                                       855
     Interest expense                                                  (31,451)
                                                            --------------------
                                                                       (30,596)
                                                            --------------------
LOSS FROM OPERATION                                                    477,955
GAIN ON DISPOSITION OF OPERATIONS                                      662,792
                                                            --------------------
INCOME (LOSS) BEFORE INCOME TAXES                                      184,837
                                                            --------------------
INCOME TAXES (RECOVERY)
     Current                                                                 -
     Deferred                                                           37,860
                                                            --------------------
                                                                        37,860
                                                            --------------------
Net income (loss)                                           $          146,977
--------------------------------------------------------------------------------
Income (loss) earnings per share - basic and diluted        $             0.05
--------------------------------------------------------------------------------
Weighted average shares outstanding                                  2,711.213
--------------------------------------------------------------------------------








           See accompanying notes to consolidated financial statements

                                                 Glas-Aire Industries Group Ltd.
                                 Consolidated Statements of Stockholders' Equity
                                                        (Stated In U.S. Dollars)
--------------------------------------------------------------------------------

                              Common       Stock       Additional    Deferred      Accumulated     Accumulated       Stockholders'
                              Stock        Amount      Paid-in       Compensation  Deficit         Other             Equity
                                                       Capital       expense                       Comprehensive
                                                                                                   Income
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Balance -
        December 31, 2003       2,711,213  $   27,112  $  1,549,313  $          -  $   (2,482,138) $      426,511    $     (479,202)
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Net Income                         -           -             -             -         146,977               -           146,977
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Deferred compensation              -           -             -             -               -               -                 -
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Shares issued                      -           -             -             -               -               -                 -
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Foreign currency                   -           -             -             -               -         226,267           226,267
      translation adjustment
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Balance -
        December 31, 2004       2,711,213  $   27,112  $  1,549,313  $          -  $  (2,335,161)  $      652,778    $     (105,958)
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------








                 See accompanying notes to financial statements.

                                                 Glas-Aire Industries Group Ltd.
                         Consolidated Condensed Statements of Comprehensive Loss
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                            Year  ended
                                                            December 31,
                                                                2004
                                                            ------------
Net income (loss)                                            $146,977
Foreign currency translation adjustment                       226,267
Comprehensive income (loss)                                  $373,244
--------------------------------------------------------------------------------































                 See accompanying notes to financial statements

                                                  Glas-Aire Industries Group Ltd
                                 Consolidated Condensed Statements of Cash Flows
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------
                                                                   Year ended
                                                                   December 31,
                                                                       2004
                                                            --------------------
CASH FLOWS FROM:
OPERATING ACTIVITIES
      Net (loss) for the period from continuing operations  $          (477,955)
      Adjustments to reconcile net (loss)
        Income to net cash provided by (used in) operating:
           activities from continuing operations
        Deferred income taxes                                          (114,492)
        Unrealized foreign exchange loss                                224,056
        Gain on disposal of operation                                   662,792
        Disposal of fixed assets                                      2,258,437

     (Increase) decrease in assets:
         Accounts receivable, net                                     1,087,660
         Deferred income taxes                                          196,011
         Inventories                                                  1,264,126
         Prepaid expenses                                                60,617
      Increase (decrease) in liabilities:
         Accounts payable                                            (2,330,440)
         Accrued liabilities                                           (726,194)
         Deferred income taxes                                         (158,151)
         Income taxes payable, net                                      104,043
                                                            --------------------
      Net cash (used in) provided by operating activities             2,050,510
FINANCING ACTIVITIES
      Repayment of long-term debt                                      (317,958)
      Repayment of capital lease obligation                             (54,792)
      Increase (decrease) in bank indebtedness                       (1,645,421)
                                                            --------------------
      Net cash (used in) provided by financing activities            (2,018,171)
                                                            --------------------
INVESTING ACTIVITIES
     Purchase of equipment                                                    -
                                                            --------------------
     Net cash provided by (used in) investing activities                      -
                                                            --------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     EFFECT ON CASH BALANCES                                              2,211
                                                            --------------------
DECREASE IN CASH AND EQUIVALENTS DURING THE PERIOD                       34,550
CASH AND EQUIVALENTS,
     BEGINNING OF PERIOD                                                      -
                                                            --------------------
CASH AND EQUIVALENTS,  END OF PERIOD                        $            34,550
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                                                 Glas-Aire Industries Group Ltd.
                               Consolidated Statements of Cash Flows (continued)
                                                        (Stated in U.S. Dollars)
--------------------------------------------------------------------------------
                                                                 Year ended
                                                                 December 31,
                                                                    2004
                                                                 ------------
Supplemental Information:

     Interest received                                             $   855

     Interest paid                                                 $31,451

     Income taxes paid                                             $     -
--------------------------------------------------------------------------------


























                 See accompanying notes to financial statements

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2004
--------------------------------------------------------------------------------
NATURE OF BUSINESS

         Glas-Aire Industries Group Ltd., a Nevada corporation (the "Company") was incorporated on September 29, 1992. The Company manufactures and distributes wind deflector products to automobile manufacturers in the United States, Canada and Japan.

BANKRUPTCY

         On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian). The Corporation entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However the forbearance agreement expired on March 23, 2004 and HSBC called the loans into default. HSBC has security on the Corporation's assets, however, the assets are expected to yield significantly less than the Corporation's debt and it is expected that no recovery is likely for the Corporation's unsecured creditors.

         Craig  Grossman,   President  and  Chief   Executive   Officer  of  the
Corporation resigned as the sole officer and director of Glas-Aire Industries Ltd. effective March 22, 2004.


BASIS OF PRESENTATION

         These financial statements exclude the accounts of its wholly owned subsidiary Glas-Aire Industries Ltd. On March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. Glas-Aire Industries Group, Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

         These financial statements have been prepared in accordance with United States generally accepted accounting principles and are in pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements represent the financial position of the Company for the years ended December 31, 2004.

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2004
--------------------------------------------------------------------------------


PER SHARE INFORMATION

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Stands (`SFAS') No.128, Earnings Per Share (`EPS') requiring dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the period presented. For the year ended December 31, 2004, stock options and warrants to purchases 230,000 shares of the Company's common stock were not included in the calculation of loss per share because their effect was anti-dilutive.

CASH EQUIVALENTS

         Cash equivalents consist of short-term deposits were maturity of ninety days or less.

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

         SFAS NO.123, "accounting for Stock-Based Compensation". Requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2004
--------------------------------------------------------------------------------

         Stock options granted to non-employees are accounted for in accordance with SFAS No. 123. There were no stock options granted to non-employee during the periods covered by these financial statements.

         The Company does not plan do adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro-forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

                                                                Year ended
                                                               December 31,
                                                                   2004

                                                          ----------------------
         Net income (loss), as reported                             $    146,977
         Add: stock-based compensation expense included
                  in reported net loss                                         -
         Deduct: total stock-based compensation expense determined
                  under fair-value based                                       -
                                                          ----------------------
                                                                    $    146,977
                                                          ----------------------

         Income (loss) per share
                  - basic and diluted - as reported           $         0.05
                  - basic and diluted - pro forma             $         0.05

COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss and Changes in Stockholders' Equity. Comprehensive income is comprised of net income (loss) and all charges to stockholders' equity except those resulting from investments by owners and distributions to owners.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Company conducts business in both Canada and the United States and uses the U.S. dollar as its reporting currency. The functional currency of the Canadian subsidiaries is the Canadian dollar. The financial statements of the Canadian subsidiaries have been translated under SFAS No. 52. Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. The resulting exchange gains and losses are shown as a separated component of stockholders' equity.

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2004
--------------------------------------------------------------------------------

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

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

         The Company's financial assets and liabilities consist of cash and equivalents, accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, approximate their carrying values due to the short-term nature of these instruments.

CONCENTRATION OF EXCHANGE RISK

         As a Canadian manufacturer, the Company has a significant volume of expense transactions denominated in Canadian currency.

CONCENTRATION OF CREDIT RISK

         As a manufacturer of automotive accessories, the Company grants credit to customers exclusively within the automotive manufacturing industry.

REVENUE RECOGNITION

         The Company recognizes revenue on the sale of products at the time the products are shipped.

WARRANTY ACCRUAL

         The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchases agreement. The Company's typical warranties require if to repair or replace defective products during the warranty period at no cost to the customer. At the time that revenue is recognized, the Company records a liability for estimated costs that may be

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2004
--------------------------------------------------------------------------------

incurred under its warranties. The cost is estimated based on historical experience and expectation of future conditions. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

         Changes in the Company's warranty liability during the years were as follows:

                                                        2004
                                               -----------------------
         Balance, beginning of period                  $    229,940
         Warranty expense                                     1,483
         Settlements made                                  (231,423)
                                               -----------------------
         Balance, end period                           $          -
                                               -----------------------

VALUATION OF LONG-LIVED ASSETS

         The Company evaluates the future recoverability of its fixed assets when events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Impairment, if any, is assessed using discounted cash flows. Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections ("SFAS No. 145"). Among other things, SFAS No. 145 requires any gain or loss on early extinguishments of debt to be included in income from continuing operation instead of being classified as an extraordinary item. SFAS No. 145 will be in effect for fiscal years beginning after May 15, 2002. The Company did not extinguish any debt during the year. Accordingly, adoption of the new standards did not have any effect on the Company's financial statements.

         Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective to exit or disposal activities that are initiated after December 31, 2002

                                                 Glas-Aire Industries Group Ltd.
                                      Summary of Significant Accounting Policies
December 31, 2004
--------------------------------------------------------------------------------

         In November 2002, the FASB issued FASB interpretation {"FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirement is effective for interim and annual financial statement ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

         FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

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

         The implementation of this new standard did not have a material effect on our consolidated financial statements

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2004
--------------------------------------------------------------------------------
1.  COMMON STOCK

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

         At December 31, 2004 the Company had 230,000 options and 0 warrants outstanding. The options and warrants were excluded from the calculation of earnings per share due to their anti-dilutive effect.


2. STOCK BASED COMPENSATION

         Stock options granted to non-employees are accounted for in accordance with the fair value method prescribed in SFAS No. 123 using the Black-Scholes option pricing model. There were no stock options granted to non-employees during the period covered by these financial statements.

         The Company applies Accounting Principles Board ("APB') Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for stock option plans. Under APB Opinion No. 25, compensation cost is recognized for stock options granted at prices below market price of the underlying common stock on date of grant. Stock options granted in tranche (graded vesting) are amortized over the respective vesting period of each tranche.

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2004
--------------------------------------------------------------------------------
         The Company does not plan to adopt the fair value method of accounting for stock-based compensation to employees. Consequently, related pro-forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148. To provide the require pro-forma information, the Company estimates the fair value of each warrant and option granted at the grant date using the Black-Scholes option-pricing model.

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

3. STOCK OPTIONS

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

At December 31, 2004 no options had been granted under either plan.

     DIRECTOR COMPENSATION

     In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of December 31, 2004 is as follows:

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2004
--------------------------------------------------------------------------------

                                                                      Number of    Exercise
                                                                      Options      Price

Granted - November 4, 1999; Expiring - November 3, 2004                60,000   $   4.50
Granted - November 4, 2000; Expiring - November 3, 2005                60,000   $   2.75
Granted - November 4, 2001; Expiring - November 3, 2006                60,000   $   1.00
Granted - April 1, 2003: Expiring - March 31, 2008                     50,000   $   0.75
                                                                    ---------------------
                                                                      230,000

         All 230,000 options are vested as of December 31, 2004. The options granted on December 4, 2001 vested in May 2002.

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


4.   SEGMENTED INFORMATION

(a) Sales figures include sales to customers who are located in the following countries:
                                                              Year ended
                                                             December 31,
                                                                2004
                                                       ------------------------

           United States                                    $ 1,577,918
           Canada                                                57,413
           Japan and other                                        2,424
                                                       ------------------------
                                                            $ 1,637,755
                                                       ========================

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                        (Stated in U.S. Dollars)
December 31, 2004
--------------------------------------------------------------------------------


(b) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:
                                                             Year ended
                                                             December 31,
                                                                 2004
                                                        ------------------------
            Nissan North America, Inc.                         $     449,744
            Honda Access America, Inc.                               504,449
            Gulf State/Southeast Toyota Inc.                         217,336
                                                        ------------------------
                                                               $   1,171,529
                                                        ========================

(c)      Sales figures are comprised of sales in the following products lines:
                                                              Year ended
                                                              December 31,
                                                                 2004
                                                        ------------------------
            Sunroof                                            $   1,086,525
            Hood protectors                                          401,494
            Rear air deflectors                                       93,754
            Door Visors                                               55,983
                                                        ------------------------
                                                               $   1,637,755
                                                        ========================

5. COMMITMENTS

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

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                         (Stated in U.S Dollars)
December 31, 2004

--------------------------------------------------------------------------------
(c) The Company entered into an operating lease agreement for its current premises commencing May 1, 2002 for a term of seven years with a five-year renewal option. The landlord has provided the first three months of the lease rent fee. The Company is committed to the minimum annual lease payments plus proportionate common area costs in respect of its new premises

(d) The Company entered into an employment agreement with its Chief Executive Officer and President effective January 1, 2002 and to terminate December 31, 2005 unless terminated earlier by the Company or the Chief Executive Officer and President. The employment agreement is automatically renewable for three years. The employment agreement provides an annual salary of $213,000 plus an annual bonus of 10% of the increase in net shareholders' equity from the previous fiscal year excluding any increase resulting from the issue of shares. If the Chief Executive Office and President is terminated for other than just cause or is disabled and unable to perform has duties, he is entitled to a severance payment up to 18 months of his compensation.

         On  September  3,  2003  ALC  Holdings,   LLC  acquired  53.8%  of  the
outstanding shares of Glas-Aire Industries Group Ltd's common stock. Mr. Grossman's employments agreements with the company and his outstanding 85,000 shares warrant were cancelled. Mr. Grossman is one of the owners of ALC Holdings, LLC.

6. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,335,161 during the period from September 29, 1992 (inception) through December 31, 2004. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                                                 Glas-Aire Industries Group Ltd.
                                      Notes to Consolidated Financial Statements
                                                         (Stated in U.S Dollars)
December 31, 2004
--------------------------------------------------------------------------------

7. SUBSEQUENT EVENT

         The Company's directors had held the meeting on April 24, 2006 and approved the following issuance of shares.

         The Company decided to issue 1,220,000 shares of the Company's common stock to Craig Grossman and1,220,000 shares of the Company's common stock to Linda Kwan in lieu of the payment of their services. The Company has accrued compensation to Craig Grossman and Linda Kwan in the amount of approximately $122,000 each.

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


8. CONTROLS AND PROCEDURES

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

         On September 11, 2003, The Company issued a press release announcing that ALC Holdings, LLC ("ALC") purchased a majority of the outstanding shares of common stock of Glas-Aire Industries Group, Ltd. from several shareholders. ALC is a newly formed company controlled by several managers, including Craig Grossman, our Chief Executive Officer and President. In connection with the acquisition of the Glas-Aire shares, five directors of Glas-Aire resigned effective September 3, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:

       NAME                AGE                      POSITION

   Craig Grossman          42    President, Chief Executive Officer and Director

   Linda Kwan              59    Chief Financial Officer

   Doug Preston            54    General Manager

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

Glas-Aire Industries Group Ltd.     -32-         Form 10-KSB @ December 31, 2004

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

         Under Nevada General Corporation Law and our Articles of Incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors'
(i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         The effect of this provision in our Articles of Incorporation is to eliminate the rights of the Company and our stockholders (through stockholder's derivative suits on behalf of the Company) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.

Glas-Aire Industries Group Ltd.     -33-         Form 10-KSB @ December 31, 2004

Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our Bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

         We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

         BOARD COMMITTEES

         As of December 31, 2004, the Company's Board of Directors had no Audit, Compensation or other committees. Management is not certain when such committees will be formed, but the formation of an Audit Committee in compliance with the Sarbones Oxley Act of 2002 is a prerequisite to being a current reporting company with the Securities and Exchange Commission and having our Common Stock accepted for trading on the OTC Bulletin Board or NASDAQ Market.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         We believe with respect to each person that served during fiscal 2004 as an officer or member of the board of directors of the Company that there were no transactions that occurred during our most recent fiscal year end requiring the filing of a Form 5.

ITEM 10. EXECTIVE COMPENSATION

         The following table summarizes all compensation paid to the Chief Executive Officer, for services rendered during the last three fiscal years. No additional executive officers' compensation exceeded $100,000 during the year ended December 31, 2004.

Glas-Aire Industries Group Ltd.     -34-         Form 10-KSB @ December 31, 2004

  ------------------------- ---------------------------------------------------------------------------------------
                                                             Annual Compensation
  ------------------------- ---------------------------------------------------------------------------------------
                              Fiscal Year                                            Other           Securities
                             ended December       Annual                            Annual           Underlying
                                  31,             Salary          Bonus          Compensation         Warrants
  ------------------------- ----------------- --------------- --------------- -------------------- ----------------
  Craig Grossman,                2004             $ 74,458             --           $2,850
  President and CEO
  ------------------------- ----------------- --------------- --------------- -------------------- ----------------
                                 2003             $213,000                        $ 11,400(2)
                                                                                     6,250(7)
  ------------------------- ----------------- --------------- --------------- -------------------- ----------------
                                 2002             $213,000                        $ 10,000(1)       255,000
                                                                                    11,400(2)
                                 2001                           $100,000(3)       $  6,000(4)        10,000(6)

  ------------------------- ----------------- --------------- --------------- -------------------- ----------------
                                 2000(5)          -----           -----           $ 11,000(4)        10,000(6)
  ------------------------- ----------------- --------------- --------------- -------------------- ----------------

(1) Represents $5,000 paid to Mr. Grossman for services as a director in 2002 and 1,996 shares of common stock having a value of $5,000 based upon the trading value as fees were paid in connection with services as a director of the Company in 2000.
(2) Represents vehicle allowance provided pursuant to Mr. Grossman's Employment Agreement.
(3) Mr. Grossman was paid this bonus for management services he provided to the Company for the year ended December 31, 2001.
(4) Represents fees paid in connection with services as a director of the Company.
(5) The Company changed its fiscal year end from January 31 to December 31 effective December 31, 2000, so that the information presented is actually for the 11 months ended December 31, 2000.
(6) Represents 10,000 options granted to Mr. Grossman for services as a director of the Company.
(7) Represents $1,250 paid to Mr. Grossman for services as a director in 2003 and 8,108 shares of common stock having a value of $5,000 based upon the trading value as fees were paid in connection with services as a director of the Company in 2003

         OPTION GRANTS IN THE LAST FISCAL YEAR.

         The following table sets forth information concerning options granted during fiscal year 2004 to the Named Executive Officers.

---------------------------- ---------------------- -------------------- ------------------ -----------------------
                                                    % of Total Options
                             Number of Securities       Granted to
                              Underlying Options       Employees in
                                    Granted             Fiscal Year
           Name                                                          Exercise Price        Expiration Date
---------------------------- ---------------------- -------------------- ------------------ -----------------------
Craig Grossman                      200,000                100%                 (1)                  (1)
---------------------------- ---------------------- -------------------- ------------------ -----------------------

(1) Pursuant to Mr. Grossman's Employment Agreement 85,000 warrants vested on April 12, 2002, 85,000 warrants vested on April 12, 2003 and 85,000 warrants vest on April 12, 2004. All the warrants expire 10 years from the date of grant and are exercisable at $0.01. The trading price on the date of grant was $0.35.

Glas-Aire Industries Group Ltd.     -35-         Form 10-KSB @ December 31, 2004

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION

         During the fiscal year ended December 31, 2004, there were no options exercised by any of our officers, directors or employees. Further, on December 31, 2004, the exercise prices of all existing options were in excess of the market value of those options. The following table sets forth information concerning the number of shares that may be acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal year 2004 for the Named Executive Officers and members of the board of directors.

------------------------------ -------------------------------------------------
                                     Number of Securities Underlying
NAME                                 Unexercised Options at Year End
------------------------------ -------------------------------------------------
                                    Exercisable               Unexercisable
------------------------------ --------------------- ---------------------------
Craig Grossman                       200,000 (1)                     0
------------------------------ --------------------- ---------------------------

(1) Includes 30,000 options granted to Mr. Grossman for his services as a member of the board of directors during 1999, 2000 and 2001.

         EMPLOYMENT AGREEMENTS.

         We have entered into two Employment Agreements with Mr. Craig Grossman, our Chief Executive Officer and a member of the board of directors. One employment agreement is between Mr. Grossman and the Company and the other agreement is between Mr. Grossman and the Company's Canadian operating subsidiary Glas-Aire Industries Ltd. The principal terms of the employment agreements are summarized below. The employment agreements are to be retroactively effective as of January 1, 2002, and terminate on December 31, 2004, unless earlier terminated by the Company or Mr. Grossman. The Employment Agreements are automatically renewable for three-year terms.

         The Employment Agreements provide for aggregate annual salary of $213,000, a car allowance of $11,400 per year, medical insurance in both the United States and Canada for Mr. Grossman and his family, and an annual bonus. The annual bonus shall be equal to 10% of the increase in net shareholder's equity over the net shareholder's equity for the previous fiscal year with any incremental increase in shareholder's equity resulting from the issuance of any shares of preferred or common stock for cash or other property excluded in calculating the annual bonus. If a change of control occurs as defined in the agreement, Mr. Grossman may at his option elect to treat the change of control as termination for other than cause and be paid a severance payment equal to 18 months of his compensation. If Mr. Grossman is terminated for cause, Mr. Grossman is to be paid all salary and vacation-days accrued, but not entitled to severance compensation. Copies of Mr. Grossman's Employment Agreements were filed in our 10-KSB for the year ended December 31, 2001.

         In addition, Mr. Grossman was granted warrants to acquire 255,000 shares of the Company's common stock at an exercise price of $0.01 per share, which expire on April 12, 2012, and contain customary anti-dilution provisions. The warrants were granted on April 12, 2002, and vest as follows: 85,000 shares of the Company's common stock vested immediately upon signing of the agreement, with warrants to acquire an additional 85,000 shares vesting on the first anniversary of the date of the agreement provided that Mr. Grossman is employed by the Company, and warrants to acquire an additional 85,000 shares vesting on the second anniversary of the date of the agreement provided that Mr. Grossman is employed by the Company. On April 12, 2003 and August 12, 2003 the Company

Glas-Aire Industries Group Ltd.     -36-         Form 10-KSB @ December 31, 2004
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

         DIRECTORS FEES.

         No amount was paid to the directors during fiscal year ended December 31, 2004

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

         PROFIT SHARING PROGRAM. We adopted a profit sharing program that provides that an amount equal to 10% of the Company's income before income taxes (subject to some adjustments) may be distributed to officers and employees of the Company. There were no distributions pursuant to the plan for the year ended December 31, 2003.

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

Glas-Aire Industries Group Ltd.     -37-         Form 10-KSB @ December 31, 2004
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

Glas-Aire Industries Group Ltd.     -38-         Form 10-KSB @ December 31, 2004

Non-Qualified Plan must be equal to at least 80% of the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Non-Qualified Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 20, 2005, the beneficial ownership of the Company's common stock by each person known to the Company to own beneficially more than 5% of the Company's common stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of common stock.

   Name and Address of                                                Amount and Nature of
    Beneficial Owner             Beneficial Ownership                  Percent of Class
-----------------------------    --------------------             -----------------------
ALC Holdings LLC                         1,457,328 (1)                         53.8%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X2A4

Craig Grossman                             203,485(2)(3)                        7.40%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X 2A4

Linda Kwan                                  16,033                              0.63%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X 2A4

Doug Preston                                     0                              0%
7791 Alderbridge Way
Richmond, B.C.
Canada V6X 2A4

Directors and executive officers
as a group (3 persons)                   1,676,846                             61.8%
------------------------------

(1) This limited liability company is owned and controlled by Craig Grossman and Linda Kwan.

(2) Includes options to purchase 10,000 shares granted to directors on November 4, 1999, 10,000 shares granted to directors on December 4, 2000 and 10,000 shares granted to directors on December 4, 2001.

(3) Includes 85,000 shares vested on April 12, 2002 pursuant to Mr. Grossman's employment agreement and an additional 85,000 shares that vested on April 12, 2003.

         CHANGES IN CONTROL.

         None.

Glas-Aire Industries Group Ltd.     -39-         Form 10-KSB @ December 31, 2004

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Documents filed as part of this Form 10-KSB:

         (a)      List of Exhibits.

                  (i) Financial Statements: The financial statements listed by the Registrant on the accompanying Financial Statements (see pages F-1 through F-20) are filed as part of this Annual Report on Form 10-KSB.

         (b)      Other Exhibits.

                  31.1     Craig Grossman Sarbanes Oxley 302 Certification.
                  31.2     Linda Kwan Sarbanes Oxley 302 Certification.
                  32.1 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (c)      Report on Form 8-K:

                  A Report on form 8-K was filed on March 29, 2004 to disclose the March 24, 2004 appointment of KPMG by the Supreme Court of British Columbia (Case No. L040758) as receiver over all the right, title and interest of Glas-Aire Industries Ltd., the wholly owned subsidiary of Glas-Aire Industries Group, Ltd. (the "Corporation"), property, assets and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

         (d) A Report on form 8K filed on June 17, 2004 disclosed the change in Registrant's Certifying Accountant:

                  (a) Dismissal of Previous Independent Accountants. Effective June 17, 2004, Glas-Aire Industries Group Ltd ("Company") dismissed BDO Dunwoody LLP ("BDO"), as its independent public accountants. The Company's sole Director approved this decision to dismiss BDO).

                  (b) Engagement of New Independent Accountants. On June 17, 2004 the Company engaged Dale Matheson Carr-Hilton LaBonte Chartered Accounts as its new independent accounts.

Glas-Aire Industries Group Ltd.     -40-         Form 10-KSB @ December 31, 2004

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

                                  GLAS-AIRE INDUSTRIES GROUP LTD.


Date: March 30, 2005              By:/s/Craig Grossman
                                  --------------------------------------------
                                  Craig Grossman, Chief Executive Officer,
                                  President, Secretary and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  \s\ Craig Grossman                                    Dated: March 30, 2005
    ---------------------------------------------------
      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)

By:  \s\ Linda Kwan                                        Dated: March 30, 2005
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)














Glas-Aire Industries Group Ltd.     -41-         Form 10-KSB @ December 31, 2004