Form 10QSB
period 2005-03-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of March 31, 2005.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                      PAGE

     Item 1.      Financial Statements                                                                         1

                  Consolidated Condensed Balance Sheets                                                        1
                  March 31, 2005 (Unaudited) and December 31, 2004

                  Consolidated Condensed Statements of Operations                                              2
                  For the three months ended March 31, 2005 and 2004 (Unaudited)

                  Consolidated Condensed Statement of Stockholder's Equity                                     3
                  For the three months ended March 31, 2005 (Unaudited)

                  Consolidated  Condensed  Statements  of  Cash  Flows
                  For the three months ended March 31, 2005 and 2004 (Unaudited)                               4

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                             6

                  Forward Looking Statements                                                                  13

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               13

     Item 3.      Controls and Procedures                                                                     16

PART II.  OTHER INFORMATION                                                                                   16

     Item 1.      Legal Proceedings                                                                           16

     Item 2.      Changes in Securities                                                                       17

     Item 3       Defaults Upon Senior Securities                                                             17

     Item 4.      Submission of Matters to a Vote of Security Holders                                         17

     Item 5.      Other Information                                                                           17

     Item 6.      Exhibits and Reports on Form 8-K                                                            17

SIGNATURES                                                                                                    18

                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                     March 31,               December 31,
                                                                       2005                      2004
                                                                    (Unaudited)                (Audited)
                                                                   -------------             --------------

ASSETS
Current
     Cash and equivalents                                          $      33,343             $      34,550
                                                                   -------------             --------------
                                                                          33,343                    34,550
                                                                   -------------             --------------
                                                                   $      33,343             $      34,550
                                                                   =============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
     Bank indebtedness                                             $           0             $           0
     Accounts payable                                                          0                         0
     Accrued liabilities                                                 214,028                   140,508
     Current portion - long-term debt                                          0                         0
     Current portion - capital lease                                           0                         0
                                                                   -------------             --------------
                                                                         214,028                   140,508

Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Deferred compensation                                                     0                         0
     Accumulated Deficit                                              (2,409,888)               (2,335,161)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                           652,778                   652,778
                                                                   -------------             --------------
                                                                        (180,685)                 (105,958)
                                                                   -------------             --------------
                                                                   $      33,343             $      34,550
                                                                   =============             ==============





                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                    -------------------------------------------------
                                                                    March 31,                          March 31,
                                                                      2005                               2004
                                                                -----------------                  -----------------

Sales                                                           $              0                   $      1,606,855
Cost of sales                                                                  0                          1,413,019
                                                                -----------------                  -----------------

Gross profit                                                                   0                            193,836
                                                                -----------------                  -----------------
Expenses
     Depreciation                                                              0                             97,641
     Research and development                                                  0                             68,458
     Selling and distribution                                                  0                             62,445
     General and administrative                                           74,727                            147,393
     Foreign exchange  loss (gain)                                             0                            (18,371)
     Interest income                                                           0                                (54)
     Interest expense                                                          0                             31,085
                                                                -----------------                  -----------------
                                                                          74,727                            388,597
                                                                -----------------                  -----------------

Loss from continuing operations before income taxes                      (74,727)                          (194,761)
Income tax  recovery                                                           0                                  0
                                                                -----------------                  -----------------
Loss from continuing operations                                          (74,727)                          (194,761)
Gain on disposition of operations                                              0                            663,531
Gain on disposition of discontinued operations                                 0                                  0
                                                                -----------------                  -----------------
Net income (loss) for the period                                $        (74,727)                  $        468,770
                                                                =================                  =================

Earnings (loss)  per share basic from
     Continuing operations                                      $         (0.028)                  $          0.173
     Discontinued operations                                                   0                                  0
                                                                -----------------                  -----------------
                                                                $         (0.028)                  $          0.173
                                                                =================                  =================

Earnings (loss)  per share diluted from
     Continuing operations                                      $         (0.028)                  $          0.173
     Discontinued operations                                                   0                                  0
                                                                -----------------                  -----------------
                                                                $         (0.028)                  $          0.173
                                                                =================                  =================

Weighted average common shares outstanding
(Basic - after deducting 93,718 shares of treasury
stock  held by the Company)                                            2,711,213                          2,711,213
 Effect of exercise of warrants                                                0                                  0
                                                                -----------------                  -----------------
Diluted                                                                2,711,213                          2,711,213
                                                                =================                  =================

                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Balance -
   December 31, 2004      2,711,213     $27,112    $1,549,313         $0           $(2,335,161)           $652,778        $(105,958)

--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Net income                                                                             (74,727)                             (74,727)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Deferred compensation
                                                                                                                                  0
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Foreign currency
 translation adjustment                                                                                          0                0
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Balance -
   March 31, 2005         2,711,213    $27,112     $1,549,313         $0           $(2,409,888)           $652,778        $(180,685)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------



Comprehensive income (loss) consists of the following:

                                                2005                  2004
                                            -------------         --------------
Net income (loss)                               $(74,727)             $  468,768

Foreign currency translation adjustment                0                 226,088
                                            -------------         --------------
Comprehensive income (loss)                     $(74,727)             $  694,856
                                            =============         ==============










                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                     --------------------------------------------------
                                                                         March 31,                          March 31,
                                                                           2005                               2004
                                                                     --------------                       -------------
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net income (loss) for the period from operations                $   (74,727)                         $   468,770
     Depreciation                                                              0                               97,641
     Deferred income taxes                                                     0                              (76,632)
     Deferred  compensation expense                                            0                                    0
(Increase) decrease in assets
     Accounts receivable                                                       0                              876,437
     Inventories                                                               0                            1,224,300
     Income taxes recoverable                                                  0                               68,544
     Prepaid expense                                                           0                               41,586
Increase (decrease) in liabilities
     Accounts payable                                                          0                           (2,320,309)
     Accrued liabilities                                                  73,520                             (680,022)
     Income taxes payable                                                      0                                    0
                                                                     --------------                       -------------
        Net cash used in operating activities
         From continuing operations                                       (1,207)                            (299,685)
                                                                     --------------                       -------------
        Net cash used  in operating activities                            (1,207)                            (299,685)
                                                                     --------------                       -------------
Financing activities
     Repayment of capital lease obligation                                     0                              (54,792)
     Repayment of long-term debt                                               0                             (317,958)
     Increase (decrease) in bank indebtedness                                  0                           (1,645,421)
                                                                     --------------                       -------------
        Net cash (used in) provided by financing activities                    0                           (2,018,171)
                                                                     --------------                       -------------
Investing activities
     Disposal of fixed assets                                                  0                            2,154,854
     Purchase of fixed assets
        Net cash provided by (used in) investing activities                    0                            2,154,854
                                                                     --------------                       -------------
Foreign currency translation adjustment
      effect on cash and equivalents balances                                  0                              226,085
                                                                     --------------                       -------------
Increase in cash and equivalents during the period                        (1,207)                              63,083
Cash and equivalents, beginning of period                                 34,550                                    0
                                                                     --------------                       -------------
Cash and equivalents, end of period                                  $    33,343                          $    63,083
                                                                     ==============                       =============



                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                     --------------------------------------------------
                                                                         March 31,                          March 31,
                                                                           2005                               2004
                                                                     --------------                       -------------
Supplemental disclosure of cash flow relating to:

     Interest paid                                                   $         0                          $  31,085


     Income taxes paid                                               $         0                          $       0


Non - cash investing activities

     Common Stock issued in                                          $         0                          $       0
     exchange for compensation




























                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of Management are necessary for fair presentation of the information contained therein. These interim financial statements in conjunction with the audited financial statements of the Company for the years ended December 31, 2004 and unaudited financial statements for 2003 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not necessarily indicative of annual results.

These interim financial statements include the amounts of its wholly owned subsidiary Glas-Aire Industries Ltd. to March 23, 2004. On March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. Glas-Aire Industries Group Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)

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


3. WARRANTY ACCRUAL

 Changes in the Company's warranty liability during the periods were as follows:


                                                   Three months ended
                                                   ------------------
                                               March 31,             March 31,
                                                 2005                   2004
                                              ----------             -----------

         Balance, beginning of period             $0                 $ 229,940
         Warranty expense                          0                    34,664
         Settlements made                          0                  (264,604)
                                              ----------             -----------
            Balance, end of period                $0                 $       0
                                              ==========             ===========

4.  COMMON STOCK

     (a) Authorized

         30,000,000 Common shares with a par value of $0.01 each 1,000,000 Preferred shares with a par value of $0.01 each

     (b) Issued and outstanding

         2,711,213 Common shares

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)


4.  COMMON STOCK (CONTINUED)

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

As of March 31, 2005 the Company had 230,000 options and 0 warrants outstanding. The options and warrants were excluded from the calculation of earnings per share due to their antidilutive effect.


5.  STOCK BASED COMPENSATION

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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)


5. STOCK BASED COMPENSATION (CONTINUED)

                                                              Three months ended
                                                                 March 31, 2005
                                                                 ---------------
      Net loss, as reported                                           $(74,727)
      Add: stock-based compensation expense included
           in reported net income                                            0
      Deduct: total stock-based compensation expense determined
              under fair-value based method                                 (0)

                                                                 ---------------
      Net income, pro-forma                                           $(74,727)
                                                                 ===============
      Earnings (loss) per share
             - basic - as reported                                     $(0.028)
             - diluted - pro-forma                                     $(0.028)


6. STOCK OPTIONS

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

DIRECTOR COMPENSATION

In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of March 31, 2005 is as follows:


                                                          Number of  Exercise
                                                           Options    Price
                                                           ---------------------
Granted - November 4, 1999; Expiring - November 3, 2004     60,000   $   4.50
Granted - November 4, 2000; Expiring - November 3, 2005     60,000   $   2.75
Granted - November 4, 2001; Expiring - November 3, 2006     60,000   $   1.00
Granted - April 1, 2003: Expiring - March 31, 2008          50,000   $   0.75
                                                           ---------------------
                                                           230,000

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)


6. STOCK OPTIONS(CONTINUED)

All 230,000 options are vested as of March 31, 2005. The options granted on December 4, 2001 vested in May 2002.

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


7.  SEGMENTED INFORMATION

     (a) Sales figures include sales to customers who are located in the following countries:

                                                Three months ended
                                                ------------------

                                          March 31,                March 31,
                                            2005                      2004
                                        ------------             ---------------

         United States                   $        0               $   1,547,018
         Canada                                   0                      57,413
         Japan and other                          0                       2,424
                                        ------------             ---------------
                                         $        0               $    1,606,855
                                        ============             ===============

     (b)Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                Three months ended
                                                ------------------

                                          March 31,                March 31,
                                            2005                      2004
                                        ------------             ---------------
         Nissan North America, Inc       $        0               $     449,744
         Honda Access America, Inc                0                     504,449
         Toyota Inc. (USA)                        0                     217,336
                                        ------------             ---------------
                                         $        0               $   1,171,529
                                        ============             ===============

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)


7. SEGMENTED INFORMATION (CONTINUED)

     (c) Sales figures are comprised of sales in the following products lines:

                                                Three months ended
                                                ------------------

                                          March 31,                March 31,
                                            2005                      2004
                                        ------------             ---------------

         Sunroof wind deflectors             $    0                  $1,055,624
         Hood protectors                          0                     401,494
         Rear air deflectors                      0                      93,754
         Door visors                              0                      55,983
                                        ------------             ---------------
                                             $    0                  $1,606,855
                                        ============             ===============


8. COMMITMENTS

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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)


8. COMMITMENTS (CONTINUED)

On September 3, 2003 ALC Holdings, LLC acquired 53.8% of the outstanding shares of Glas-Aire Industries Group Ltd's common stock. Mr. Grossman's employments agreements with the company and his outstanding 85,000 shares warrant were cancelled. Mr. Grossman is one of the owners of ALC Holdings, LLC.


9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,409,888 during the period from September 29, 1992 (inception) through March 31, 2005. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


10. SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         The Company's sales decreased by 100% from $1,606,855 for the three months ended March 31, 2004, to $0 for the three months ended March 31, 2005. This decrease is primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Gross profit margin, expressed as a percentage of sales, decreased from 12.06% for the three months ended March 31, 2004 to 0% for the three months ended March 31, 2005. Actual gross profit decreased from $193,836 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. This net decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Depreciation expense decreased 100% from $97,641 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. This decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Expenses for research and development decreased by 100% from $68,458 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. This decrease was due to the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Selling and distribution expenses decreased by 100% from $62,445 for the three months ended March 31,2004, to $0 for the three months ended March 31, 2005. This net decrease was due to the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date,

         General and administrative expenses decreased by 49.3% from $147,393 for the three months ended March 31, 2004, to $74,727 for the three months ended March 31, 2005. This decrease is primarily due to (i) the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date, (ii) an increase in legal fees related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, (iii) a decrease in accounting fees related to the preparation of quarterly and annual reports and consulting fees related to public relations, (iv) an increase in Management fees accrued for two officers to maintain the company.

         Foreign exchange gain of 18,371 for the three months ended March 31, 2004 compared to a foreign exchange gain of $0 for the three months ended March 31, 2005. This decrease is primarily due to the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Interest expense decreased by 100% from $31,085 for the three months ended March 31, 2004, to $0 for the three months ended March 31, 2005. This decrease is primarily due to the Canadian Operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Our loss from continuing operations decreased from a gain of $468,770 for the three months ended March 31, 2004 to a loss of $74,727 for the three months ended March 31, 2005. This was the result of the Canadian operation's filing for bankruptcy and ceasing the operation as of March 24, 2004. The gain of $663,531 was related to the elimination of the assets and liabilities in 2004. This did not recur in 2005.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities for the period ended March 31, 2005 was $1,207 compared to $299,685 for the period ended March 31, 2004. The use of cash for the three months ended can be primarily attributed to (i) fund loss of $74,727 from continuing operations, (ii) an increase of accrued liabilities of $73,520.

          Cash used in financing activities for the three months ended March 31, 2005 was $0 compared to $2,018,171 for the three months ended March 31, 2004. This can be attributed to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004.

          Cash provided by investing activities for the period ended March 31, 2005 was $0 compared to $2,154,854 in disposal of fixed assets due to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

               A Report on 8K filed on June 17, 2004 disclosed the change in Registrant's Certifying Accountant.

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

Date: August 14, 2006

                                GLAS-AIRE INDUSTRIES GROUP LTD.


                                /s/Craig Grossman
                                ------------------------------------------------
                                Craig Grossman
                                President, Chief Executive Officer and Secretary



                                \s\ Linda Kwan
                                ------------------------------------------------
                                Linda Kwan, Chief Financial Officer

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