Form 10QSB
period 2005-06-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of June 30, 2005.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX

PART I.           FINANCIAL INFORMATION
                                                                                                             PAGE
     Item 1.      Financial Statements                                                                         1

                  Consolidated Condensed Balance Sheets
                  June 30, 2005 (Unaudited) and December 31, 2004                                              1

                  Consolidated  Condensed Statements of Operations For the three months ended June 30, 2005 and 2004 and
                  the six months ended June 30, 2005 and 2004 (Unaudited)                                      3

                  Consolidated Condensed Statement of Stockholders' Equity
                  For the six months ended June 30, 2005 (Unaudited)                                           4

                  Consolidated Condensed Statements of Cash Flows
                  For the six months ended June 30, 2005 and 2004 (Unaudited)                                  5

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                             6

                  Forward Looking Statements                                                                  15

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               16

     Item 3.      Controls and Procedures                                                                     20

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                           20

     Item 2.      Changes in Securities                                                                       21

     Item 3.      Defaults Upon Senior Securities                                                             21

     Item 4.      Submission of Matters to a Vote of Security Holders                                         21

     Item 5.      Other Information                                                                           21

     Item 6.      Exhibits and Reports on Form 8-K                                                            22

SIGNATURES                                                                                                    23

                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                       June 30,            December 31,
                                                                         2005                  2004
                                                                     (Unaudited)            (Audited)
                                                                    ------------------------------------
ASSETS
Current
     Cash and equivalents                                            $    32,322              $     34,550
                                                                     ------------              ------------
                                                                          32,322                    34,550

                                                                     $    32,322               $    34,550
                                                                     ============              ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
     Accrued liabilities                                                 262,828                   140,508
                                                                     ------------              ------------
                                                                         262,828                   140,508

Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Accumulated Deficit                                              (2,459,709)               (2,335,161)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                           652,778                   652,778
                                                                     ------------              ------------
                                                                        (230,506)                 (105,958)
                                                                     ------------              ------------
                                                                     $    32,322               $    34,550
                                                                     ============              ============
















                 See accompanying notes to financial statements
                                       1

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                        -------------------------------------------------------------
                                                          June 30,         June 30,          June 30,      June 30,
                                                            2005             2004              2005          2004
                                                        -------------   -------------      ------------  ------------
Sales                                                     $      0        $  30,416           $       0   $1,637,270
Cost of sales                                                    0           37,496                   0    1,450,515
                                                        -------------   -------------      ------------  ------------
Gross profit                                                     0           (7,080)                  0      186,755
                                                        -------------   -------------      ------------  ------------

Expenses
     Depreciation                                                  0              0                   0       97,641
     Research and development                                      0          3,399                           71,857
     Selling and distribution                                      0           (971)                  0       61,474
     General and administrative                               49,820         73,811             124,547      221,204
     Foreign exchange loss                                         0              0                   0      (18,371)
     Interest income                                               0           (658)                  0         (712)
     Interest expense                                              0            366                   0       31,451
                                                        -------------   -------------      ------------  ------------
                                                              49,820         75,947            (124,547)     464,544
Loss from continuing operation before
      Income taxes                                           (49,820)       (83,027)           (124,547)    (277,789)
Income taxes - current (recovery)                                  0              0                   0            0
                                                        -------------   -------------      ------------  ------------
Loss from continuing operations                              (49,820)       (83,027)           (124,547)    (277,789)
Gain on disposition of operations                                  0                                         663,531
                                                        -------------   -------------      ------------  ------------
Net loss for the period                                   $  (49,820)     $ (83,027)          $(124,547)  $  385,742
                                                        =============   =============      ============  ============
Earnings (loss) per share basic and diluted from
     Continuing operations                                $   (0.018)     $  (0.031)          $  (0.046)  $    0.142
                                                        =============   =============      ============  ============

Weighted average common shares outstanding
(Basic - after deducting 93,718shares of
treasury stock  held by the Company)                       2,711,213      2,711,213           2,711,213    2,711,213
                                                        =============   =============      ============  ============





           See accompanying notes to consolidated financial statements

            Consolidated Condensed Statement of Stockholders' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
      December 31,        2,711,213      $27,112       $1,549,313                0    $(2,335,161)         $652,778       $(105,958)
     2004
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Net loss                     -            -                -                -       (124,548)                -        (124,548)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Shares Issued                -            -                -                -              -                 -                -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Deferred                     -            -                -                -              -                 -                -
     compensation
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Foreign currency             -            -                -                -              -                 -                -
      translation
     adjustment
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
        June 30, 2005     2,711,213      $27,112       $1,549,313                -    $(2,459,709)         $652,778       $(230,506)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------



Comprehensive income (loss) consists of the following:

                                                              Three months ended                        Six months ended
                                                    --------------------- ------------------ ----------------- ---------------------
                                                          June 30,            June 30,           June 30,            June 30,
                                                            2005                2004               2005                2004
                                                    --------------------- ------------------ ----------------- ---------------------
    Net income (loss)                                          $(49,820)          $(83,027)        $(124,547)              $385,742
    Foreign currency translation  adjustment                          0                (56)                0                226,032
                                                    --------------------- ------------------ ----------------- ---------------------
    Comprehensive income (loss)                                $(49,820)          $(83,083)        $(124,547)              $611,774
                                                    ===================== ================== ================= =====================





                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                      --------------------------------------------------
                                                                             June 30,                        June 30,
                                                                               2005                            2004
                                                                      -------------------               ----------------
Increase (decrease) in cash
Cash flows from:
Operating activities
      Net loss for the period from continuing operations                $     (124,547)                   $     385,740
      Depreciation                                                                   0                           97,641
      Deferred income taxes                                                          0                          (76,632)
 (Increase) decrease in assets
     Accounts receivable                                                             0                          923,466
     Inventories                                                                     0                        1,247,721
     Income taxes recoverable                                                        0                           68,543
     Prepaid expense                                                                 0                           60,617
 Increase (decrease) in liabilities
     Accounts payable                                                                0                       (2,330,440)
     Accrued liabilities                                                       122,319                         (716,589)
     Income taxes payable                                                            0                           35,500
                                                                      -------------------               ----------------
     Net cash used in operating activities
         from continuing operations                                             (2,228)                        (304,433)
Cash flows from discontinued operations                                              -                                0
                                                                      -------------------               ----------------
     Net cash used in operating activities                                      (2,228)                        (304,433)
                                                                      -------------------               ----------------
Financing activities
     Repayment of capital lease obligation                                           0                          (54,792)
     Repayment of long-term debt                                                     0                         (317,958)
     (Decrease) increase in bank indebtedness                                        0                       (1,645,421)
                                                                      -------------------               ----------------
     Net cash (used in) provided by financing activities                             0                       (2,018,171)
                                                                      -------------------               ----------------
Investing activities
     Disposal of fixed assets                                                        0                        2,155,006
     Purchase of fixed assets                                                        0
                                                                      -------------------               ----------------
     Net cash provided by (used in) investing activities                             0                        2,155,006
                                                                      -------------------               ----------------
Foreign currency translation adjustment
      effect on cash and equivalents balances                                        0                          226,032
                                                                      -------------------               ----------------
Increase in cash and equivalents during the period                              (2,228)                          58,434
Cash and equivalents, beginning of period                                       34,550                                0
                                                                      -------------------               ----------------
Cash and equivalents, end of period                                     $       32,322                    $     $58,434
                                                                      ===================               ================


                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                    ----------------------------
                                                     June 30,          June 30,
                                                      2005               2004
                                                    ----------------------------
Supplemental disclosure of cash flow relating to:

     Interest paid                                       $0              $31,451

     Income taxes paid                                   $0                   $0


Non - cash investing activities

     Common Stock issued in                              $0                   $0
     exchange for compensation

     Stock warrant compensation                          $0                   $0
























                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

These interim financial statements include the amounts of its wholly owned subsidiary Glas-Aire Industries Ltd., to March 23, 2004. On March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31,2004 Glas-Aire Industries, Inc.`s warehouse operation was closed. Glas-Aire Industries Group Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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


2. BANK INDEBTEDNESS AND LONG TERM DEBT (CONTINUED)

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


3. WARRANTY ACCRUAL

Changes in the Company's warranty liability during the periods were as follows:

                                                                         Six months ended
                                                                ------------------------------------
                                                                    June 30,          June 30,
                                                                      2005              2004
                                                                ----------------- ------------------
Balance, beginning of period                                                  $0           $229,940
Warranty expense                                                               0             34,664
Settlements made                                                               0           (264,604)
                                                                ----------------- ------------------
Balance, end of period                                                        $0                 $0
                                                                ================= ==================

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

As of June 30, 2005, the Company had 230,000 options and 0 warrants outstanding as well as 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earning per share due to their antidilutive effect.


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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


5. STOCK BASED COMPENSATION (CONTINUED)

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

                                                                        Three months ended         Six months ended
                                                                      ------------------------ -------------------------
                                                                             June 30,                  June 30,
                                                                               2005                      2005
                                                                      ------------------------ -------------------------

    Net income (loss) , as reported                                                $ (49,820)                $(124,547)
    Add:  stock-based  compensation expense
          included in reported net income                                                  0                         0
    Deduct: total stock-based  compensation expense
            determined under fair-value based method                                       0                         0
                                                                      ------------------------ -------------------------
    Net loss, pro-forma                                                            $ (49,820)                $(124,547)
                                                                      ======================== =========================
    Earnings (loss) per share
           - basic - as reported                                                   $  (0.018)                $  (0.046)
           - basic - pro-forma                                                     $  (0.018)                $  (0.046)


                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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
                                                          ---------------------
                                                            230,000

All 230,000 options are vested as of June 30, 2005. The options granted on December 4, 2001 vested in May 2002.

No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


6. STOCK OPTIONS (CONTINUED)

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


7. SEGMENTED INFORMATION

     (a) Sales figures include sales to customers who are located in the following countries:


                                                     Three months ended                      Six months ended
                                            -------------------------------------- -------------------------------------
                                                 June 30,           June 30,            June 30,           June 30,
                                                   2005               2004                2005               2004
                                            ------------------- ------------------ ------------------- -----------------

        United States                                       $0            $30,416                  $0        $1,577,433
        Canada                                               0                  0                   0            57,413
        Japan and other                                      0                  0                   0             2,424
                                            ------------------- ------------------ ------------------- -----------------
                                                            $0            $30,416                  $0        $1,637,270
                                            =================== ================== =================== =================

     (b) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                      Three months ended                      Six months ended
                                             -------------------------------------- -------------------------------------
                                                  June 30,           June 30,            June 30,           June 30,
                                                    2005               2004                2005               2004
                                             ------------------- ------------------ ------------------- -----------------

        Nissan North America, Inc                            $0                 $0                  $0        $  449,744
        Honda Access America, Inc.                            0                  0                   0           504,449
        Toyota Inc. USA                                       0                  0                   0           217,336
        General Motors                                        0                  0                   0
                                             ------------------- ------------------ ------------------- -----------------
                                                             $0                 $0                  $0        $1,171,529
                                             =================== ================== =================== =================

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


7. SEGMENTED INFORMATION (CONTINUED)

     (c) Sales figures are comprised of sales in the following products lines:

                                                        Three months ended                      Six months ended
                                            -------------------------------------- -------------------------------------
                                                      June 30,           June 30,          June 30,            June 30,
                                                          2005               2004              2005                2004
                                            ------------------- ------------------ ----------------- -------------------

        Sunroof                                             $0            $30,416                $0          $1,086,0397
        Hood protectors                                      0                  0                 0             401,4946
        Rear air deflectors                                  0                  0                 0              93,7549
        Door visors                                          0                  0                 0              55,9833
                                            ------------------- ------------------ ----------------- -------------------
                                                            $0            $30,416                $0           $1,637,270
                                            =================== ================== ================= ===================


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

The Company entered into an operating lease agreement for its current premises commencing May 1, 2002 for a term of seven years with a five-year renewal option. The landlord has provided the first three months of the lease rent fee. The Company is committed to the minimum annual lease payments plus proportionate common area costs in respect of its new premises

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


8. COMMITMENTS (CONTINUED)

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


9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,459,709 during the period from September 29, 1992 (inception) through June 30, 2005. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         The Company's sales decreased by 100% from $30,416 for the three months ended June 30, 2004 to $0 for the three months ended June 30, 2005. This decrease was mainly the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Gross profit margins, expressed as a percentage of sales, decreased from (23.28%) for the three months ended June 30, 2004, to 0 % for the three months ended June 30, 2005. This net decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Expenses for research and development decreased by 100% from $3,399 for the three months ended June 30, 2004 to $0 for the three months ended June 30, 2005. This decrease resulted primarily from the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Selling and distribution expenses decreased by 100%, from ($971) for the three months ended June 30, 2004, to $0 for the three months ended June 30, 2005. This decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         General and administrative expenses decreased by 32.5% from $73,811 for the three months ended June 30, 2004, to $49,820 for the three months ended June 30, 2005. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in legal fee related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, (iii) an increase in management fees accrued for two officers to maintain the company.

         Interest expense decreased by 100% from $366 for the three months ended June 30, 2004, to $0 for the three months ended June 30, 2005. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Our loss from continuing operations decreased by 40.00% from a loss of $83,027 for the three months ended June 30, 2004 as compared to a loss of $49,820 for the three months ended June 30, 2005. This decrease in the loss was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

SIX MONTHS ENDED JUNE 30, 2005 VS SIX MONTHS ENDED JUNE 30, 2004

         The Company's sales decreased by 100% from $1,637,270 for the six months ended June 30, 2004 to $0 for the six months ended June 30, 2005. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

      The gross profit margins expressed as a percentage of sales, decreased from 11.41% for the six months ended June 30, 2004, to 0% for the six months period ended June 30, 2005, This net decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Depreciation expense decreased by 100% from $97,641 for the six months ended June 30, 2004, to $0 for the six months period ended June 30, 2005. The primary reason for this decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Expenses for research and development decreased by 100% from $71,857 for the six months ended June 30, 2004 to $0 for the six months ended June 30, 2005. This decrease was a direct result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Selling and distribution expenses decreased by 100%, from $61,474 for the six months ended June 30, 2004, to $0 for the six months ended June 30, 2005. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         General and administrative expenses decreased by 43.70% from $221,204 for the six months ended June 30, 2004, to $124,547 for the six months ended June 30, 2005. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in legal fees, accounting fees related to the preparation of quarterly and annual reports, (iii) an increase in legal fees related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, and (iv) an increase in Management fees accrued for two officers to maintain the company.

         Foreign exchange gain was $18,371 for the six months ended June 30, 2004 compared to a foreign exchange gain of $0 for the six months ended June 30, 2005. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Interest expense decreased by 100% from $31,451 for the six months ended June 30, 2004, to $0 for the six months ended June 30, 2005. This was the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         As a result of these factors net loss for the six months ended June 30, 2004 was $227,789 compared to a loss of $124,547 for the six months ended June 30, 2005. This decrease in loss was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in legal fee related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, and (iii) an increase in Management fees accrued for two officers to maintain the company.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the period ended June 30, 2005 was $2,228 compared to cash used in operating activities of $304,433 for the period ended June 30, 2004. The use of cash for the six months ended can be primarily attributed to (i) fund loss of $124,547 from continuing operations and
(ii) an increase of accrued liabilities of $122,319

         Cash used in financing activities for the period ended June 30, 2005 was $0 compared to $2,018,171 for the period ended June 30, 2004. Cash used in financing activities for the six months ended can be primarily attributed to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004.

         Cash provided by investing activities for the period ended June 30, 2005 was $0 compared to $2,155,006 in disposal of fixed assets for the period ended June 2004. The disposal of assets was due to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004

         During 2002, we were in violation of certain covenants contained in the banking facilities agreement. Pursuant to GAAP, as a result of the covenant breach invoking the Bank's right to call the long-term debt on demand, the long-term debt has been reclassified as a current liability. However, the Company remains in close contact with its lenders and has never been in default or breach of any payment and/or payment schedule set forth in its original loan agreements.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Date: August 14, 2006

                              GLAS-AIRE INDUSTRIES GROUP LTD.


                              /s/Craig Grossman
                              ------------------------------------------------
                              Craig Grossman
                              President, Chief Executive Officer and Secretary

                              /s/Linda Kwan
                              ------------------------------------
                              Linda Kwan
                              Chief Financial Officer

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