Form 10QSB
period 2005-09-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of September 30, 2005.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE

         Item 1.  Financial Statements                                                                         1

         Consolidated Condensed Balance Sheets
         September 30, 2005 (Unaudited) and December 31, 20024                                                 1

         Consolidated  Condensed  Statements of Operations  For the three months ended September 30, 2005 and 2004 and
         the nine months ended September 30, 2005 and 2004 (Unaudited)                                         2

         Consolidated Condensed Statement of Stockholders' Equity                                              3
         For the nine months ended September 30, 2005 (Unaudited)

         Consolidated  Condensed  Statements of Comprehensive  (Loss) Income For
         the three months ended September 30, 2005 and 2004
         and the nine months ended September 30, 2005 and 2004 (unaudited)                                     4

         Consolidated Condensed Statements of Cash Flows
         For the nine months ended September 30, 2005 and 2004 (Unaudited)                                     5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                                      7

         Forward Looking Statements                                                                           16

         Item 2.  Management's Discussion and Analysis of                                                     16
                  Financial Condition and Results of Operations

         Item 3.  Controls and Procedures                                                                     20

PART II.  OTHER INFORMATION                                                                                   21

         Item 1.  Legal Proceedings                                                                           21

         Item 2.  Changes in Securities                                                                       21

         Item 3.  Defaults Upon Senior Securities                                                             21

         Item 4.  Submission of Matters to a Vote of Security Holders                                         21

         Item 5.  Other Information                                                                           21

         Item 6.  Exhibits and Reports on Form 8-K                                                            21

SIGNATURES                                                                                                    23

                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                    September 30,             December 31,
                                                                         2005                     2004
                                                                    (Unaudited)                (Audited)
                                                                    --------------------------------------
ASSETS
Current
     Cash                                                           $     10,949               $    34,550
                                                                    ------------               -----------
                                                                          10,949                    34,550

Property, plant and equipment, net
                                                                    ------------               -----------
                                                                    $     10,949               $    34,550
                                                                    ============               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
     Accrued liabilities                                                 276,128                   105,008
     Income taxes payable                                                 35,500                    35,500
                                                                    ------------               -----------
                                                                         311,628                   140,508

Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Deferred compensation                                                     0                         0
     Accumulated Deficit                                              (2,529,882)               (2,335,161)

     Accumulated other comprehensive income
     Foreign currency translation adjustment                             652,778                   652,778
                                                                    ------------               -----------
                                                                        (300,679)                 (105,958)
                                                                    ------------               -----------
                                                                    $     10,949               $    34,550
                                                                    ============               ===========





                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                       September 30,    September 30,     September 30,     September 30,
                                                            2005            2004              2005               2004
                                                       -------------    --------------    -------------     -------------
Sales                                                  $         0      $        483      $         0       $  1,637,754
Cost of sales                                                                 18,736                0          1,469,250
Gross profit                                                     0           (18,253)               0            168,504
                                                       -------------    --------------    -------------     -------------
Expenses
     Depreciation                                                0                 0                0             97,641
     Research and development                                    0                 0                0             71,857
     Selling and distribution                                    0                 0                              61,474
     General and administrative                             53,025            86,498          177,573            307,702
     Foreign exchange (gain) loss                                0                 0                             (18,371)
     Interest income                                             0                 0                0               (712)
     Interest expense                                       17,148                             17,148             31,451
                                                       -------------    --------------    -------------     -------------
                                                            70,173            86,498          194,720            551,042
                                                       -------------    --------------    -------------     -------------
Loss from continuing operations before
     Income taxes                                          (70,173)         (104,751)        (194,721)          (382,538)
     Income taxes - recovery                                     0                 0                0                  0
                                                       -------------    --------------    -------------     -------------
Loss from continuing operations                            (70,173)         (104,751)        (194,721)          (382,538)
Gain on disposition of operations                                               (739)                            662,792
                                                       -------------    --------------    -------------     -------------


Net income (loss) for the period                           (70,173)         (105,490)        (194,721)         280,254
                                                       =============    ==============    =============     =============

Earnings (loss) per share basic and diluted from
     Continuing operations                             $     (0.03)     $      (0.04)     $     (0.07)      $     0.10
     Discontinued operations                                                                                         -
                                                       -------------    --------------    -------------     -------------
                                                       $     (0.03)     $      (0.04)     $     (0.07)      $     0.10
                                                       =============    ==============    =============     =============
Weighted average common shares outstanding
(Basic and diluted - after deducting 93,718
shares of treasury stock  held by the Company)           2,711,213         2,711,213        2,711,213        2,711,213
                                                       =============    ==============    =============     =============






           See accompanying notes to consolidated financial statements

                         Glas-Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
      December 31,        2,711,213      $27,112    $1,549,313                  -    $(2,335,161)        $652,778         $(105,958)
        2004
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Net loss                     -            -             -                  -       (194,721)               -          (194,721)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Deferred                     -            -             -
     compensation
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Shares issued                                                                             -                -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Foreign currency             -            -             -                  -              -                -                 -
      translation
     adjustment
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
      September  30,      2,711,213      $27,112    $1,549,313                 $-    $(2,529,882)        $652,778         $(300,679)
         2005
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------











           See accompanying notes to consolidated financial statements

                         Glas-Aire Industries Group Ltd.
        Consolidated Condensed Statements of Comprehensive (Loss) Income
                                   (Unaudited)



                                                                 Three months ended                       Nine months ended
                                                      ----------------------------------------- ------------------------------------
                                                             September 30,       September 30,    September 30,       September 30,
                                                                 2005                2004             2005                2004
                                                      --------------------- ------------------- ----------------- ------------------
Net loss                                                         $(70,173)          $(105,490)        $(194,720)            $280,254
Foreign currency translation adjustment                                 0                (222)                0              225,810

                                                      --------------------- ------------------- ----------------- ------------------
Comprehensive income (loss)                                      $(70,173)          $(105,712)        $(194,720)            $506,064
                                                      ===================== =================== ================= ==================











                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                          September 30,                    September 30,
                                                                               2005                             2004
                                                                        -------------------------------------------------
Cash flows from:
Operating activities
     Net loss for the period from continuing operations                  $   (194,721)                   $     280,251
     Depreciation                                                                                               97,641
     Deferred income taxes                                                                                     (76,632)
     Deferred stock warrant compensation amortized                                                                   0
     Unrealized foreign exchange loss                                                                                0
     Stock issued for directors' services                                                                            0
Decrease in assets
     Accounts receivable                                                                                     1,038,674
     Inventories                                                                                             1,264,126
     Income taxes recoverable                                                                                   68,543
     Prepaid expenses                                                                                           60,617
Increase (decrease) in liabilities
     Accounts payable                                                                                       (2,329,824)
     Accrued liabilities                                                      171,120                         (726,479)
     Income taxes payable                                                                                       35,500
                                                                        ---------------                   ---------------
        Net cash used in operating activities                                 (23,601)                        (287,583)
         From continuing operations
Cash flows from discontinued operations                                             -                                0
                                                                        ---------------                   ---------------
        Net cash used in operating activities                                 (23,601)                        (287,583)
                                                                        ---------------                   ---------------
Financing activities
     Proceeds on issuance of shares                                                 0                                0
     Increase in long-term debt                                                     0                                0
     Repayment of capital lease obligation                                          0                          (54,792)
     Repayment of long-term debt                                                    0                         (317,958)
     Increase in bank indebtedness                                                  0                       (1,645,421)
                                                                        ---------------                   ---------------
        Net cash (used in) provided by financing activities                         0                       (2,018,171)
                                                                        ---------------                   ---------------
Investing activities
     Disposal of fixed assets                                                                                2,160,796
     Purchase of equipment                                                          0                                0
                                                                        ---------------                   ---------------
     Net cash provided by (used in) investing activities                            0                        2,160,796
                                                                        ---------------                   ---------------

Foreign currency translation adjustment
      effect on cash balances                                                        0                         225,810
                                                                        ---------------                   ---------------
Increase (decrease) in cash                                                    (23,601)                         80,852

Cash, beginning of period                                                       34,550                               0
                                                                        ---------------                   ---------------
Cash, end of period                                                      $      10,949                     $    80,852
                                                                        ===============                   ===============



                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                           ---------------------------------------------------------------
                                                                     September 30,               September 30,
                                                                         2005                        2004
                                                            --------------------------------------------------------------

Supplemental disclosure of cash flow relating to:

     Interest paid                                                       $17,148                     $31,451

     Income taxes paid                                                   $     0                     $     0


Non - cash investing and financing activities

Stock warrant compensation,                                              $     0                     $     0




























                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


3. WARRANTY ACCRUAL

Changes in the Company's warranty liability during the periods were as follows:

                                                                          Nine months ended
                                                                ---------------------------------------
                                                                   September 30,       September 30,
                                                                        2005                2004
                                                                ------------------- -------------------

Balance, beginning of period                                        $            0        $    229,940
Warranty expense                                                                 0              34,664
Settlements made                                                                 0            (264,604)
                                                                ------------------- -------------------
Balance, end of period                                              $            0        $          0
                                                                =================== ===================


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

On April 1, 2003 the Company granted 50,000common stock options at the exercise price of $0.75 to the directors in accordance with the director's compensation program approved by the stockholders. The options vested on April 1, 2003 and are exercisable to March 31, 2008.

On July 18, 2003, the Company issued 40,542 shares of common stock (valued at $30,000 based upon the trading price of the common stock around the dates of the respective agreement) to the directors as part of their compensation for the fiscal year ended December 31, 2002.

As of September 30, 2005 the Company had 230,000 options and 0 warrants outstanding and 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earnings per share due to their antidilutive effect.

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


5. STOCK BASED COMPENSATION (CONTINUED)

                                                                             Three months ended       Nine months ended
                                                                         ------------------------ --------------------------
                                                                              September 30,              September 30,
                                                                                  2005                       2005
                                                                         ------------------------ --------------------------

    Net income (loss), as reported                                                     $(70,173)                $ (194,720)
    Add:  stock-based  compensation  expense
          included in reported  net  income                                                   0                          0
    Deduct:  total stock-based  compensation
             expense  determined under fair-value based method                                0                          0
                                                                         ------------------------ --------------------------
    Net loss, pro-forma                                                                $(70,173)                 $(194,720)
                                                                         ======================== ==========================

    Loss per share
           - basic and diluted - as reported                                            $ (0.03)                    $(0.07)
           - basic and diluted - pro-forma                                              $ (0.03)                    $(0.07)



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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


6. STOCK OPTIONS (CONTINUED)

                                                             Number of  Exercise
                                                              Options    Price

Granted - November 4, 1999; Expiring - November 3, 2004        60,000   $  4.50
Granted - November 4, 2000; Expiring - November 3, 2005        60,000   $  2.75
Granted - November 4, 2001; Expiring - November 3, 2006        60,000   $  1.00
Granted - April 1, 2003: Expiring - March 31, 2008             50,000   $  0.75
                                                              ------------------
                                                              230,000

All 230,000 options are vested as of September 30, 2005. The options granted on December 4, 2001 vested in May 2002.

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

7. SEGMENTED INFORMATION

         (a) Sales figures include sales to customers who are located in the following countries:

                                                        Three months ended                      Nine months ended
                                              --------------------------------------- --------------------------------------
                                                September 30,       September 30,       September 30,       September 30,
                                                     2005                2004                2005               2004
                                              ------------------- ------------------- ------------------- ------------------
        United States                                         $0                $483                  $0         $1,577,917
        Canada                                                 0                   0                   0             57,413
        Japan and other                                        0                   0                   0              2,424
                                              ------------------- ------------------- ------------------- ------------------
                                                              $0                $483                  $0         $1,637,754
                                              =================== =================== =================== ==================

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)

7. SEGMENTED INFORMATION(CONTINUED)

         (c) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:

                                                       Three months ended                      Nine months ended
                                              --------------------------------------- --------------------------------------
                                                September 30,       September 30,       September 30,       September 30,
                                                     2005                2004                2005               2004
                                              ------------------- ------------------- ------------------- ------------------

        Nissan North America, Inc.                            $0                  $0                  $0         $  449,744
        Honda Access America, Inc.                             0                   0                   0            504,449
        General Motors                                         0                   0                   0
        Toyota USA                                             0                   0                   0            217,336
                                              ------------------- ------------------- ------------------- ------------------
                                                              $0                  $0                  $0         $1,171,529
                                              =================== =================== =================== ==================

         (d) Sales figures are comprised of sales in the following products lines:

                                                        Three months ended                      Nine months ended
                                              --------------------------------------- --------------------------------------
                                                September 30,       September 30,       September 30,       September 30,
                                                     2005                2004                2005               2004
                                              ------------------- ------------------- ------------------- ------------------

        Sunroof                                               $0                $483                  $0         $1,086,523
        Hood protectors                                        0                   0                   0            401,494
        Rear air deflectors                                    0                   0                   0             93,754
        Door visors                                            0                   0                   0             55,983
                                              ------------------- ------------------- ------------------- ------------------
                                                              $0                $483                  $0         $1,637,754
                                              =================== =================== =================== ==================


8. COMMITMENTS

The Canadian operation filed Bankruptcy on March 24, 2004. There were no commitments for operating lease.

The Company is committed to minimum lease payments totaling $176,636 for the next two year with a five year renewal option, under an operating lease for its former premises. As the Company is no longer using these premises, the remaining future commitment was fully expensed in 2002 in the amount of $253,696 which includes an estimate of common area expenses and property tax of $77,060. The Company's monthly lease payment including its share of common area costs is approximately $12,000 per month until expiry in September 2004. On October 6, 2003 the Landlord agreed to accept the surrender of the Lease together with the sum of $125,000 in five

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


8. COMMITMENTS (CONTINUED)

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


9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,529,882 during the period from September 29, 1992 (inception) through September 30, 2005. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         The Company's sales decreased by 100% from $483 for the three months ended September 30, 2004 to $0 for the three months ended September 30, 2005. This decrease was mainly the result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Gross profit margins, expressed as a percentage of sales, decreased from (23.28%) for the three months ended September 30, 2004, to 0 % for the three months ended September 30, 2005. This net decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         General and administrative expenses decreased by 38.70% from $86,498 for the three months ended September 30, 2004, to $53,025 for the three months ended September 30, 2005. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in legal fee related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, (iii) an increase in Management fees accrued for two officers to maintain the company.

         Interest expense increased by 100% from $0 for the three months ended September 30, 2004, to $17,148 for the three months ended September 30, 2005. This was the result of (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a settlement of US$82,000 plus extension fee for the release of loan guarantee from HSBC effective July 1, 2005.

         Our loss from continuing operations decreased by 33.01% from a loss of $104,751 for the three months ended September 30, 2004 as compared to a loss of $70,173 for the three months ended September 30, 2005. This decrease in the loss was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS NINE MONTHS ENDED SEPTEMBER 30, 2004

         The Company's sales decreased by 100% from $1,637,754 for the nine months ended September 30, 2004 to $0 for the nine months ended September 30, 2005. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

     The gross profit margins expressed as a percentage of sales, decreased from 10.29% for the nine months period ended September 30, 2004, to 0% for the nine months period ended September 30, 2005. This net decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Depreciation expense decreased by 100% from $97,641 for the nine months ended September 30, 2004 to $0 for the nine months period ended September 30, 2005. The primary reason for this decrease was due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         Expenses for research and development decreased by 100% from $71,857 for the nine months ended September 30, 2004 to $0 for the nine months ended September 30, 2005. This decrease was a direct result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Selling and distribution expenses decreased by 100%, from $61,474 for the nine months ended September 30, 2004, to $0 for the nine months ended September 30, 2005. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         General and administrative expenses decreased by 42.29% from $307,702 for the nine months ended September 30, 2004, to $177,572 for the nine months ended September 30, 2005. This decrease was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a decrease in legal fees, accounting fees related to the preparation of quarterly and annual reports, (iii) an increase in legal fees related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, (iv) an increase in Management fees accrued for two officers to maintain the company.

         Foreign exchange gain was $18,371 for the nine months ended September 30, 2004 compared to a foreign exchange gain of $0 for the nine months ended September 30, 2005. This decrease was primarily due to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date

         Interest expense decreased by 45.48% from $31,451 for the nine months ended September 30, 2004, to $17,148 for the nine months ended September 30, 2005. This was the result of (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) a settlement of US$82,000 plus extension fee for the release of loan guarantee from HSBC effective July 1, 2005.

         As a result of these factors net loss for the nine months ended September 30, 2004 was $382,538 compared to a loss of $194,720 for the nine months ended September 30, 2005. This decrease in loss was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date (ii) an increase in legal fee, interest related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, and (iii) an increase in Management fees accrued for two officers to maintain the company.

          Gain on disposition of operations decrease by $662,792 for the nine months ended September 30, 2005. This was the result of the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the period ended September 30, 2005 was $23,601 compared to cash used in operating activities of $287,583 for the period ended September 30, 2004. The use of cash for the nine months ended can be primarily attributed to (i) fund loss of $194,721 from continuing operations (ii) an increase of accrued liabilities of $171,120

         Cash used in financing activities for the period ended September 30, 2005 was $0 compared to $2,018,171 for the period ended September 30, 2004. Cash used in financing activities for the nine months ended can be primarily attributed to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004,

         Cash provided by investing activities for the period ended September 30, 2005 was $0 compared to $2,160,796 in disposal of fixed assets for the period ended September 2004. This was due to the Canadian operation's filing for bankruptcy and ceasing its operation on March 24, 2004

         During 2002, we were in violation of certain covenants contained in the banking facilities agreement. Pursuant to GAAP, as a result of the covenant breach invoking the Bank's right to call the long-term debt on demand, the long-term debt has been reclassified as a current liability. However, the Company remains in close contact with its lenders and has never been in default or breach of any payment and/or payment schedule set forth in its original loan agreements.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


         c) A Report on Form 8K filed on June 17, 2004 disclosed the change in Registrant's Certifying Accountant:

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

Date: August 14, 2006
                                   GLAS-AIRE INDUSTRIES GROUP LTD.


                                   /s/Craig Grossman
                                   ---------------------------------------
                                   Craig Grossman
                                   President and Chief Executive Officer


                                   /s/Linda Kwan
                                   ---------------------------------------
                                   Linda Kwan
                                   Chief Financial Officer

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