Form 10KSB
period 2005-12-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-17
CIK 911441

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 2005

[   ]TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                        Commission file number: 001-14244
                                                ---------

                         GLAS-AIRE INDUSTRIES GROUP LTD.
                         -----------------------------
                 (Name of small business issuer in its charter)

              NEVADA                                       84-1072256
------------------------------------            --------------------------------
 (State  or Other  Jurisdiction  of            (IRS Employer Identification No.)
 Incorporation  or Organization)

                 145 Tyee Drive, #1641, Point Roberts, WA 98281
                    -----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State registrant's revenues for its most recent fiscal year: $0

As of December 31, 2005, the aggregate market value for the 1,046,663 shares of the common stock, $0.01 par value per share, held by non-affiliates was approximately $10,467.

The number of shares of common stock of the registrant outstanding as of December 31, 2005 were 2,711,213, not including 93,718 shares of treasury stock held by the Company.

Transitional Small Business Disclosure Format:   Yes  /__/       No / X/

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I
     Item 1.      Description of Business                                                                      1
     Item 2.      Description of Property                                                                      5
     Item 3.      Legal Proceedings                                                                            5
     Item 4.      Submission of Matters to a Vote of Security Holders                                          5

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters                                     5
     Item 6.      Management's Discussion and Analysis or Plan of Operation                                    7
     Item 7.      Financial Statements                                                                        13
     Item 8.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                                                       14

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(A) of the Exchange Act                                         14
     Item 10.     Executive Compensation                                                                      16
     Item 11.     Security Ownership of Certain Beneficial Owners
                    and Management                                                                            20
     Item 12.     Certain Relationships and Related Transactions                                              21

PART IV
     Item 13.     Exhibits and Reports on Form 8-K                                                            21
     Item 14.     Controls and Procedures                                                                     22

SIGNATURES                                                                                                    22
















Glas-Aire Industries Group Ltd.       -ii-       Form 10-KSB @ December 31, 2005

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

         In December 2001, Glas-Aire acquired Wonder Tool, Inc. ("Wonder Tool"), a wholly-owned subsidiary of Cyclo Manufacturing Company ("Cyclo"). The Wonder

Glas-Aire Industries Group Ltd.       -1-       Form 10-KSB @ December 31, 2005

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

BUSINESS SEGMENTS

         Prior to the WTI Asset Sale, Glas-Aire operated two business segments - Automotive Accessories and Orbital Polishing. The operations of each of these segments were conducted in separate subsidiary companies. In 2004 the Company ceased all operations and its main Canadian operating subsidiary declared bankruptcy. The Company was eventually liquidated by its court appointed receiver and left with no significant assets and approximately CND $70,000 in outstanding indebtedness to HSBC Bank. The Company has no current business operations. The Company is in the process of seeking to acquire another private operating company so that it can resume business and confer value on its shareholders. There is no assurance that the Company will be able to find and acquire another business operation, or that such business, if acquired, will be profitable or successful.

Glas-Aire Industries Group Ltd.       -2-       Form 10-KSB @ December 31, 2005

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         You should carefully consider the following risks, together with all other information included in this Annual Report. The realization of any of the risks described below could have a material adverse effect on our business, results of operations and future prospects.

         IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that we will be able to acquire another viable operating business and resume operations as a "going concern." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Glas-Aire Industries Group Ltd.       -3-       Form 10-KSB @ December 31, 2005

         NO ASSURANCE THAT COMPANY WILL BE ABLE TO ACQUIRE ANOTHER BUSINESS. We are currently a shell corporation with no significant assets and certain liabilities. There is no assurance that we will be able to acquire another business operation or that if acquired, it will be profitable or commercially successful. Any business acquisition that we may acquire could result in operating losses and a further decline in our stock price. Furthermore, existing shareholders of the Company should expect significant dilution of their ownership in the Company and a reverse stock split in connection with an acquisition of a new business. Until the Company acquires a new business, it does not expect to earn any revenue or be able to pay its debt, nor will its stock price appreciate or even remain stable.

         WE HAVE INDEBTEDNESS. At March 23, 2004, our total indebtedness consisted of $2,064,100 under our banking facilities and $3,163,349 of other trade payables and accrued liabilities. Additionally, our banking facilities agreement contained covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain working capital and debt to equity ratios), and failure to maintain these financial ratios could lead to the revocation of these banking facilities. On December 16, 2003 HSBC (the lender) called the loan into default as the Company was in violation of these covenants contained in the facilities agreement. On January 5, 2004 The Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next three months. However, the forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Company was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian).

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

Glas-Aire Industries Group Ltd.       -4-       Form 10-KSB @ December 31, 2005

ITEM 2. DESCRIPTION OF PROPERTY

         We have no real property or leases on real property.

ITEM 3. LEGAL PROCEEDINGS

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

         The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of common stock, as reported by NASDAQ. The

Glas-Aire Industries Group Ltd.       -5-       Form 10-KSB @ December 31, 2005
quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                   YEAR ENDED DECEMBER 31, 2005                               HIGH                 LOW

                  January 1, 2005 through March 31, 2005                      $0.05                $0.05
                  April 1, 2005 through June 30, 2005                         $0.05                $0.03
                  July 1, 2005 through September 30, 2005                     $0.03                $0.03
                  October 1, 2005 through December 31, 2005                   $0.02                $0.02

                  YEAR ENDED DECEMBER 31, 2004                                HIGH                 LOW

                  January 1, 2004 through March 31, 2004                      $0.20                $0.03
                  April 1, 2004 through June 30, 2004                         $0.20                $0.03
                  July 1, 2004 through September 30, 2004                     $0.06                $0.06
                  October 1, 2004 through December 31, 2004                   $0.06                $0.05

         The closing price of the common stock on March 27, 2006 was $0.01 per share. As of March 27, 2006, the Company had approximately 33 shareholders of record and estimates that its common stock was beneficially owned by more than 500 shareholders based upon ownership in "street name."

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS.

         The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance:

-------------------------------------------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities remaining
                                Number of securities to      Weighted-average      available for future issuance
        Plan Category           be issued upon exercise     exercise price of     under equity compensation plans
                                of outstanding options,    outstanding options,   (excluding securities reflected
                                  warrants and rights      warrants and rights           in the 1st column)
------------------------------ -------------------------- ----------------------- ---------------------------------
Equity Compensation Plans              230,000                    $2.25                           N/A
approved by security holders
------------------------------ -------------------------- ----------------------- ---------------------------------
Equity compensation plans              255,000(1)             $ 0.01                          320,000(2)
not approved by security
holders
------------------------------ -------------------------- ----------------------- ---------------------------------
Total                                  400,000                    $2.26                       320,000
------------------------------ -------------------------- ----------------------- ---------------------------------

(1) Includes 85,000 shares vested on April 12, 2002 pursuant to Mr. Grossman's employment agreement which were not issued pursuant to any equity compensation plan. Mr. Grossman has an addition 85,000 warrants which vest on April 12, 2003 and 85,000 warrants which vest on April 12, 2004.

(2) Includes 160,000 options that may be issued pursuant to the Incentive Compensation Plan and 160,000 options that may be issued pursuant to the Non-Qualified Option Plan.

Glas-Aire Industries Group Ltd.       -6-       Form 10-KSB @ December 31, 2005

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

Glas-Aire Industries Group Ltd.       -7-       Form 10-KSB @ December 31, 2005

BALANCE SHEET DATA.

                                                                   Period From
------------------------------------------- ----------------------------------------------------------
                                                 December 31, 2005             December 31, 2004
------------------------------------------- ----------------------------- ----------------------------
Working Capital (Deficiency)                       $ (416,399)                  $ (105,958)
------------------------------------------- ----------------------------- ----------------------------
Total Current Assets                               $    1,832                   $   34,550
------------------------------------------- ----------------------------- ----------------------------
Total Current Liabilities                          $  418,231                   $  140,508
------------------------------------------- ----------------------------- ----------------------------
Total Assets                                       $    1,832                   $   34,550
------------------------------------------- ----------------------------- ----------------------------
Total Long Term Debt                               $        -                   $        -
------------------------------------------- ----------------------------- ----------------------------
Capital Lease Obligations                          $        -                   $        -
------------------------------------------- ----------------------------- ----------------------------
Deferred Income Taxes                              $        -                   $        -
------------------------------------------- ----------------------------- ----------------------------
Stockholders' Equity                               $ (416,399)                  $ (105,958)
------------------------------------------- ----------------------------- ----------------------------











Glas-Aire Industries Group Ltd.       -8-       Form 10-KSB @ December 31, 2005

INCOME STATEMENT DATA.

                                                                             Period From
  ---------------------------------------------- ----------------------------------------------------------
                                                             Year Ended         Year Ended December 31,
                                                            December 31,                  2004
                                                                2005
  ---------------------------------------------- ------- -------------------- -----------------------------
  Sales                                                    $          -                  $ 1,637,755
  ---------------------------------------------- ------- -------------------- -----------------------------
  Cost of Sales                                                       -                    1,553,037
  ---------------------------------------------- ------- -------------------- -----------------------------
  Gross Profit                                                                                84,718
  ---------------------------------------------- ------- -------------------- -----------------------------
  Research and Development                                            -                       71,857
  ---------------------------------------------- ------- -------------------- -----------------------------
  Selling and Distribution                                            -                       61,473
  ---------------------------------------------- ------- -------------------- -----------------------------
  General and Admin.                                            226,874                      398,747
  ---------------------------------------------- ------- -------------------- -----------------------------
  (Loss) Income From Operations                                (226,874)                    (447,359)
  ---------------------------------------------- ------- -------------------- -----------------------------
  Loss From Continuing Operations                              (310,441)                    (477,955)
  ---------------------------------------------- ------- -------------------- -----------------------------
  Income From Discontinued Operations
  ---------------------------------------------- ------- -------------------- -----------------------------
  Gain On Disposition of Operations                                  -                       662,792
  ---------------------------------------------- ------- -------------------- -----------------------------
  Income Taxes                                                       -                        37,860
  ---------------------------------------------- ------- -------------------- -----------------------------
  Net (Loss) Income From the Period                           (310,441)                      146,977
  ---------------------------------------------- ------- -------------------- -----------------------------
  (Loss) Earnings Per Share
  - Basic and Diluted - Continuing Operations                    (0.11)
  Not (Loss) Income Per Share                                                                   0.05
                                                                 (0.11)
                                                                                                0.05

  ---------------------------------------------- ------- -------------------- -----------------------------
  Weighted Average Number of Shares Outstanding              2,711,213                     2,711,213
  ---------------------------------------------- ------- -------------------- -----------------------------
















Glas-Aire Industries Group Ltd.       -9-       Form 10-KSB @ December 31, 2005

         RESULTS OF OPERATIONS.

         The following table sets forth selected income data as a percentage of net sales for the periods indicated.

------------------------------------- ------------------------------------------
                                                     Period From
------------------------------------- -------------------- ---------------------
                                       Year Ended December  Year Ended December
                                             31, 2005             31, 2004
------------------------------------- -------------------- ---------------------
Net Sales                                       0%                    100%
------------------------------------- -------------------- ---------------------
Cost of Sales                                   0%                   94.8%
------------------------------------- -------------------- ---------------------
Gross Profit                                    0%                    5.2%
------------------------------------- -------------------- ---------------------
Research and Development                        0%                    4.4%
------------------------------------- -------------------- ---------------------
Selling and Distribution                        0%                    3.8%
------------------------------------- -------------------- ---------------------
General and Administrative                      0%                   24.3%
------------------------------------- -------------------- ---------------------
Income (Loss) From Operations                   0%                  (29.2%)
------------------------------------- -------------------- ---------------------


         YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         SALES. Sales decreased from $1,637,755 for the period ended March 24, 2004 to $0 for the year ended December 31, 2005. The sales decrease was the main result of the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after date.

         GROSS PROFIT. Gross profit margins decreased from $84,718 for the period ended March 24, 2004.to $0 for the year ended December 31, 2005. This decrease was due primarily to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         RESEARCH AND DEVELOPMENT. Expenses for R&D decreased from $71,857 for the period ended March 24, 2004. to $0 for the year ended December 31, 2005. This decrease was due primarily to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         SELLING AND DISTRIBUTION. Selling and distribution expenses decreased from $61,473 for the period ended March 23, 2004 to $0 for the year ended December 31, 2005. This decrease was due primarily to the Canadian operation's filing for bankruptcy on March 24, 2004 and ceasing its operation after that date.

         GENERAL AND ADMINISTRATIVE. General and administration expenses decreased from $398,747 for the year ended December 31, 2004 to $226,874 for the year ended December 31, 2005. This was a result of (i) the Canadian operation's filing for bankruptcy on March 24, 2004, (ii) an increase in legal fees related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, (iii) a

Glas-Aire Industries Group Ltd.       -10-       Form 10-KSB @ December 31, 2005
decrease in accounting fees related to the preparation of quarterly and annual reports, and consulting fees related to public relations, (iv) an increase in Management fees accrued for two officers to maintain the company.

         INTEREST EXPENSE. Interest expense increased from $83,661 for the year ended December 31, 2005 compared to $31,451 for the year ended December 31, 2004. This was the result of (i) the Canadian operation's filing for bankruptcy on March 24, 2004, (ii) a settlement of US$82,000 plus extension fee for the release of loan guarantee from HSBC effective July 1, 2005.

         LOSS FROM OPERATIONS. Our loss from operations increased from $(310,441) for the year ended December 31, 2005 to a gain of $184,837 for the year ended December 31, 2004. This decrease in loss was primarily due to (i) the Canadian operation's filing for bankruptcy on March 24, 2004 (ii) a gain of $662,792 on disposal of fixed assets and liabilities in 2004.

         CAPITAL RESOURCES AND LIQUIDITY.

         Cash provided by operating activities for the year ended December 31, 2004 was $2,050,510 compared to $(32,718) for the year ended December 31, 2005. This decrease can be primarily attributed to (i) the Canadian operation's filing for bankruptcy on March 24, 2004, (ii) an increase of $277,723 of accrued liabilities, (iii) a decrease of $662,792 due to the disposal of assets and liabilities of the Canadian operation, (iv) a unrealized foreign exchange loss on translation of inter-company accounts of $224,056, and (v) the written off of all assets and liabilities in 2004.

         Cash used in financing activities for the year ended December 31, 2005 was $0 compared to cash used in financing activities of $(2,018,171) for the year ended December 31, 2004. Cash used in financing activities can be primarily attributed to (i) the Canadian operation's filing for bankruptcy on March 24, 2004, (ii) the repayment of long-term debt, and (iii) the written off of all bank indebtedness, capital lease obligation and long-term debt

         On December 16, 2003 HSBC (the lender) called the loan into default. On January 5, 2004 the Company entered into a forbearance agreement with HSBC to attempt to restructure its debt within the next 3 months. However, the forbearance agreement expired on March 23, 2004. On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property assets, and undertaking. The Company was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian).

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

Glas-Aire Industries Group Ltd.       -11-       Form 10-KSB @ December 31, 2005
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

FISCAL YEAR ENDED          EXCHANGE RATE              AVERAGE FOR PERIOD

December 31, 2005          1.U.S.$: 1.1613 Cdn.$      1 U.S.$: 1.2113 Cdn.$
December 31, 2004          1.U.S.$: 1.2176 Cdn.$      1 U.S.$: 1.2988 Cdn.$

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

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including

Glas-Aire Industries Group Ltd.       -12-       Form 10-KSB @ December 31, 2005

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

         The Company records an allowance for doubtful accounts based on specifically identifiable amounts that we believe to be uncollectible. The criteria for the allowance provision include historical experience and the Company's assessment of the general financial conditions affecting its client base. If the Company's actual collections experience changes, revisions to the allowance may be required.

Glas-Aire Industries Group Ltd.       -13-       Form 10-KSB @ December 31, 2005

RESEARCH AND DEVELOPMENT.

         Research and development costs are expensed as incurred.

WARRANTY ACCRUAL.

         The Company records a liability for estimated costs that may be incurred under its warranties at the time that product revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

CONTRACTUAL OBLIGATIONS.

         The Canadian operation filed bankruptcy on March 24, 2004, and all the lease obligations and capital lease manufacturing equipment have been cancelled.

         The following table sets forth information with respect to our contractual obligations and commercial commitments as of December 31, 2005.

                             CONTRACTUAL OBLIGATIONS

  ----------------------------------- ------------------ -------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
  ----------------------------------- ------------------ -------------------------------------------------------
                                            Total          2 to 3 years       4 to 5 years     More than 5 years
  ----------------------------------- ------------------ ------------------ ----------------- ------------------
  Richmond Lease Payments (1)         $         -        $       -          $       -          $      -
  ----------------------------------- ------------------ ------------------ ----------------- ------------------
  Vancouver Lease Payments (2)                  -                -                  -                 -
  ----------------------------------- ------------------ ------------------ ----------------- ------------------
  Craig Grossman Employment                     -                -                  -                 -
  Contract (3)
  ----------------------------------- ------------------ ------------------ ----------------- ------------------
  Principal Payments on Debt to       $    69,250                -                  -                 -
  HSBC (4)
  ----------------------------------- ------------------ ------------------ ----------------- ------------------
  Capital Lease Manufacturing                   -                -                  -                 -
  Equipment (5)
  ----------------------------------- ------------------ ------------------ ----------------- ------------------

(1) We had a seven year lease agreement that began on October 1, 2002 for a facility located at 7791 Alderbridge Way, Richmond, B.C. Canada. This lease was cancelled in the bankruptcy of the Company's Canadian subsidiary.
(2) The lease for the Vancouver facility located at 3137 Grandview Highway, Vancouver, B.C. Canada expires in September 2004. On October 6, 2003 the Landlord agreed to accept the surrender of the Lease together with the sum of $125,000 as settlement for the release of the Company's obligation under the term of the Lease agreement.
(3) Mr. Grossman's base salary calculated as of December 31, 2003. Mr. Grossman's Employment Agreement terminates on December 31, 2004. See "Item 10 - Executive Compensation."
(4)      For further explanation, see Note 6 to the Financial Statements.
(5)      For further explanation, see Note 7 to the Financial Statements.


ITEM 7.           FINANCIAL STATEMENTS

         Included beginning at page F-1


Glas-Aire Industries Group Ltd.       -14-       Form 10-KSB @ December 31, 2005

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                           FOR THE YEAR ENDED DECEMBER 31, 2005,
                                           FOR THE YEAR ENDED DECEMBER 31, 2004,
                                                        (STATED IN U.S. DOLLARS)




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

        Member of the California Society of Certified Public Accountants
         Registered with the Public Company Accounting Oversight Board

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (STATED IN U.S. DOLLARS)

DECEMBER 31                                         2005               2004
--------------------------------------------------------------------------------

ASSETS
CURRENT
     Cash and equivalents                        $   1,832         $    34,550
                                               ---------------------------------
                                                     1,832              34,550

                                                                            -
                                               ---------------------------------
                                                 $    1,832        $    34,550
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT

     Accrued Liabilities                            382,731            105,008
     Income tax payable                              35,500             35,500
                                               ---------------------------------
                                                     418,231            140,508

STOCKHOLDERS' EQUITY
     Common stock                                    27,112             27,112
     Additional paid in capital                   1,549,313          1,549,313
     Accumulated deficit                         (2,645,602)        (2,335,161)
     Deferred compensation                                -                  -
     Accumulated other comprehensive income
     - foreign currency translation adjustment      652,778            652,778
                                               ---------------------------------
                                                   (416,399)          (105,958)
                                               ---------------------------------
                                                 $     1,832       $     34,550
-------------------------------------------------------------------------------

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (STATED IN U.S. DOLLARS)

                                                  YEAR ENDED         YEAR ENDED
                                                 DECEMBER 31,       DECEMBER 31,
                                                    2005                2004
--------------------------------------------------------------------------------

SALES                                            $          -     $   1,637,755
COST OF GOODS SOLD                                          -         1,553,037
                                                --------------------------------
GROSS PROFIT                                                -            84,718
                                                --------------------------------
EXPENSES
     Research and development                               -            71,857
     Selling and distribution                               -            61,473
     General and administrative                       226,874           398,747
                                                --------------------------------
                                                      226,874           532,077
                                                --------------------------------
LOSS FROM OPERATIONS                                  226,874           447,359
                                                --------------------------------
OTHER INCOME (EXPENSE)
     Interest income                                       94               855
     Interest expense                                 (83,661)          (31,451)
                                                --------------------------------
                                                      (83,567)          (30,596)
                                                --------------------------------
LOSS FROM OPERATION                                   310,441           477,955
GAIN ON DISPOSITION OF OPERATIONS                           -           662,792
                                                --------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                    (310,441)          184,837
                                                --------------------------------
INCOME TAXES (RECOVERY)
     Current                                                -                 -
     Deferred                                               -            37,860
                                                --------------------------------
                                                            -                 -
                                                --------------------------------
NET INCOME (LOSS)                                $   (310,441)    $     146,977
--------------------------------------------------------------------------------
INCOME (LOSS) EARNINGS PER SHARE -
 BASIC AND DILUTED                               $      (0.11)    $        0.05
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                 2,711,213         2,711.213
--------------------------------------------------------------------------------






           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      F-3

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        (STATED IN U.S. DOLLARS)


                              Common       Stock       Additional    Deferred      Accumulated     Accumulated       Stockholders'
                              Stock        Amount      Paid-in       Compensation  Deficit         Other             Equity
                                                       Capital       expense                       Comprehensive
                                                                                                   Income
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Balance -
        December 31, 2003       2,711,213  $   27,112  $  1,549,313  $         -   $ (2,482,138)   $     426,511     $    (479,202)
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Net income                         -           -             -            -        146,977                -           146,977
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Deferred compensation              -           -             -            -              -                -                 -
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Shares issued                      -           -             -            -              -                -                 -
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Foreign currency                   -           -             -            -              -          226,267           226,267
      translation adjustment
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Balance -
        December 31, 2004       2,711,213  $   27,112  $  1,549,313  $         -   $ (2,335,161)   $     652,778     $    (105,958)
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Net income                         -           -             -            -       (310,441)               -          (310,441)
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Deferred compensation              -           -             -            -              -                -                 -
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Shares issued                      -           -             -            -              -                -                 -
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Foreign currency                   -           -             -            -              -                -                 -
      translation adjustment
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------
     Balance -
        December 31, 2005       2,711,213  $   27,112  $  1,549,313  $         -   $(2,645,602)    $     652,778     $    (416,399)
---------------------------- ------------- ----------- ------------- ------------- --------------- ----------------- ---------------










                 See accompanying notes to financial statements.

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                         CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                                        (STATED IN U.S. DOLLARS)


                                                  YEAR ENDED        YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,
                                                     2005               2004
                                                   -----------------------------
Net income (loss)                                  $(310,441)         $146,977
Foreign currency translation adjustment                    -           226,267
                                                   -----------------------------
Comprehensive Income (Loss)                        $(310,441)         $373,244
--------------------------------------------------------------------------------































                 See accompanying notes to financial statements

                                                  GLAS-AIRE INDUSTRIES GROUP LTD
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (STATED IN U.S. DOLLARS)

                                                                  YEAR ENDED        YEAR ENDED
                                                                  DECEMBER 31,      DECEMBER 31,
                                                                      2005             2004
                                                                 ------------------------------------
CASH FLOWS FROM:
OPERATING ACTIVITIES
     Net (loss) for the period from continuing operations        $  (310,441)     $  (477,955)
     Adjustments to reconcile net (loss)
        Income to net cash provided by (used in) operating:
           activities from continuing operations
        Deferred income taxes                                              -         (114,492)
        Unrealized foreign exchange loss                                   -          224,056
        Gain on disposal of operation                                      -          662,792
        Disposal of fixed assets                                           -        2,258,437

     (Increase) decrease in assets:
         Accounts receivable, net                                          -        1,087,660
         Deferred income taxes                                             -          196,011
         Inventories                                                       -        1,264,126
         Prepaid expenses                                                  -           60,617
     Increase (decrease) in liabilities:
         Accounts payable                                                  -       (2,330,440)
         Accrued liabilities                                         277,723         (726,194)
         Deferred income taxes                                             -         (158,151)
         Income taxes payable, net                                         -          104,043
                                                                 ------------------------------------
          Net cash (used in) provided by operating activities        (32,718)       2,050,510
                                                                 ------------------------------------
FINANCING ACTIVITIES
     Repayment of long-term debt                                           -         (317,958)
     Repayment of capital lease obligation                                 -          (54,792)
     Increase (decrease) in bank indebtedness                              -       (1,645,421)
                                                                 ------------------------------------
          Net cash (used in) provided by financing activities              -       (2,018,171)
                                                                 ------------------------------------
INVESTING ACTIVITIES
     Purchase of equipment                                                                  -
                                                                 ------------------------------------
          Net cash provided by (used in) investing activities                               -
                                                                 ------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
      EFFECT ON CASH BALANCES                                              -            2,211
                                                                 ------------------------------------
DECREASE IN CASH AND EQUIVALENTS DURING THE PERIOD                   (32,718)          34,550
CASH AND EQUIVALENTS,
       beginning of period                                            34,550                -
                                                                 ------------------------------------
CASH AND EQUIVALENTS,  END OF PERIOD                             $     1,832      $    34,550
-----------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                                                  GLAS-AIRE INDUSTRIES GROUP LTD
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                        (STATED IN U.S. DOLLARS)

                                                                 YEAR ENDED        YEAR ENDED
                                                                  DECEMBER 31,      DECEMBER 31,
                                                                      2005             2004
                                                                 ------------------------------------

SUPPLEMENTAL INFORMATION:

     Interest received                                          $         94      $       855

     Interest paid                                              $     83,661      $    31,451

     Income taxes paid                                          $          -      $         -



-----------------------------------------------------------------------------------------------------

























                 See accompanying notes to financial statements

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         These financial statements have been prepared in accordance with United States generally accepted accounting principles and are in pursuant to the rules and regulations of the United States Securities and Exchange Commission. These financial statements represent the financial position of the Company for the years ended December 31, 2005 and 2004.

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


PER SHARE INFORMATION

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Stands (`SFAS') No.128, Earnings Per Share (`EPS') requiring dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Basic and diluted loss per share are the same for the period presented. For the year ended December 31, 2005, stock options and warrants to purchases 230,000 (2004-230,000) shares of the Company's common stock were not included in the calculation of loss per share because their effect was anti-dilutive.

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

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

                                                                               YEAR ENDED           YEAR ENDED
                                                                               DECEMBER 31,         DECEMBER 31,
                                                                                  2005                 2004
                                                                           --------------------------------------
         Net income (loss), as reported                                    $      (310,441)      $        146,977
         Add: stock-based compensation expense included
                  in reported net loss                                                   -                     -
         Deduct: total stock-based compensation expense determined
                  under fair-value based                                                                       -
                                                                           --------------------------------------
                                                                           $      (310,441)      $       146,977
                                                                           --------------------------------------

         Income (loss) per share
                  - basic and diluted - as reported                        $         (0.11)      $          0.05
                  - basic and diluted - pro forma                          $         (0.11)      $          0.05

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

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         Changes in the Company's warranty liability during the years were as follows:

                                                       2005             2004
                                                --------------------------------
         Balance, beginning of period             $           -    $    229,940
         Warranty expense                                     -           1,483
         Settlements made                                     -        (231,423)
                                                --------------------------------
         Balance, end period                      $           -    $          -
                                                --------------------------------

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

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         The implementation of this new standard did not have a material effect on our consolidated financial statements

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

1.  COMMON STOCK

         (a)      Authorized

         30,000,000 Common shares with a par value of $0.01 each

         1,000,000 Preferred shares with a par value of $0.01 each

         (b)      Issued and outstanding

                                                      2005           2004
                                                --------------------------------
                  2,711,213 Common shares       $   27,112       $  27,112
                                                --------------------------------

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

         At December 31, 2005 the Company had 230,000 (December 31, 2004 - 230,000) options and 0 warrants outstanding. The options and warrants were excluded from the calculation of earnings per share due to their anti-dilutive effect.


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

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         At December 31, 2005 and 2004 no options had been granted under either plan.

     DIRECTOR COMPENSATION

         In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of December 31, 2005 is as follows:

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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
                                                           ---------------------
                                                           230,000

         All 230,00 options are vested as of December 31, 2005 (2004 - 230,000). The options granted on December 4, 2001 vested in May 2002.

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


4. SEGMENTED INFORMATION

         (a) Sales figures include sales to customers who are located in the following countries:

                                            Year ended          Year ended
                                           December 31,         December 31,
                                               2005                 2004
                                         ---------------- ----------------------

           United States                       $ -                  $ 1,577,918
           Canada                                -                       57,413
           Japan and other                       -                        2,424
                                         ---------------- ----------------------
                                               $ -                  $ 1,637,755
                                         ================ ======================

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         (b) Sales to customers who each accounted for 10% or more of the Company's sales are as follows:


                                                  Year ended        Year ended
                                                 December 31,       December 31,
                                                    2005               2004
                                               ---------------   ---------------

            Nissan North America, Inc.               $ -           $   449,744
            Honda Access America, Inc.                 -               504,449
            Gulf State/Southeast Toyota Inc.           -               217,336

                                               ---------------   ---------------
                                                     $ -           $ 1,171,529
                                               ===============   ===============

         (c) Sales figures are comprised of sales in the following products lines:

                                                 Year ended        Year ended
                                                December 31,       December 31,
                                                    2005               2004
                                               ---------------   ---------------

            Sunroof                                  $ -           $ 1,086,525
            Hood protectors                            -               401,494
            Rear air deflectors                        -                93,754
            Door Visors                                -                55,983
                                               ---------------   ---------------
                                                     $ -           $ 1,637,755
                                               ---------------   ---------------


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

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

6. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,645,602 during the period from September 29, 1992 (inception) through December 31, 2005. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                                                 GLAS-AIRE INDUSTRIES GROUP LTD.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (STATED IN U.S. DOLLARS)
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers and one of the key employees of Glas-Aire Industries Group Ltd. are as follows:

    NAME                       AGE        POSITION

    Craig Grossman             43         President, Chief Executive Officer and
                                          Director

    Linda Kwan                 60         Chief Financial Officer


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

         LINDA KWAN was appointed as the Chief Financial Officer of the Company in 2001. In 1996 she assumed the position of Controller. From 1995 until 1996 she had served as the Accounting Manager. Mrs. Kwan is a member of the Certified Management Accountants of Canada. From 1992 to 1995, Mrs. Kwan operated as a private consultant, providing accounting consulting services to small businesses and individuals. From 1983 to 1992, Ms. Kwan worked with York-Hanover Developments, Ltd., a large real estate developer located in Toronto. While with York-Hanover, Mrs. Kwan held a number of positions eventually rising to the position of Corporate Controller with responsibility for the entire firm's accounting functions. Mrs. Kwan graduated from Hong Kong Technical College with a degree in commercial business and accounting.

         Pursuant to an underwriting agreement between the Company and Global Financial Group, Inc. ("Global") entered into on May 1, 1996, the Company granted Global the right to designate one person to either serve on the board of directors of the Company or to attend board of directors meetings as an

Glas-Aire Industries Group Ltd.       -15-       Form 10-KSB @ December 31, 2005
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

         BOARD COMMITTEES

         As of December 31, 2005, the Company's Board of Directors had no Audit, Compensation or other committees. Management is not certain when such committees will be formed, but the formation of an Audit Committee in compliance with the Sarbones Oxley Act of 2002 is a prerequisite to being a current reporting company with the Securities and Exchange Commission and having our Common Stock accepted for trading on the OTC Bulletin Board or NASDAQ Market.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         We believe with respect to each person that served during fiscal 2005 as an officer or member of the board of directors of the Company that there were no transactions that occurred during our most recent fiscal year end which required the filing of a Form 5.

ITEM 10. EXECTIVE COMPENSATION

         The following table summarizes all compensation paid to the Chief Executive Officer, for services rendered during the last three fiscal years. NO ADDITIONAL EXECUTIVE OFFICERS' COMPENSATION EXCEEDS $100,000 DURING THE YEAR ENDED DECEMBER 31, 2005.

  ------------------------- ---------------------------------------------------------------------------------------
                                                             Annual Compensation
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------
                              Fiscal Year                                           Other            Securities
                             ended December       Annual                            Annual           Underlying
                                  31,             Salary          Bonus          Compensation         Warrants
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------
  Craig Grossman,                2005         $          0            --     $          0                  --
  President and CEO
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------
                                 2004         $     74,458             --    $      2,850                  --
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------
                                 2003         $    213,000                   $     11,400(2)               --
                                                                                    6,250(7)
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------
                                 2002              213,000                   $     10,000(1)          255,000
                                                                                   11,400(2)
                                 2001                            100,000(3)  $      6,000(4)           10,000(6)
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------
                                 2000(5)                --              --   $     11,000(4)           10,000(6)
  ------------------------- ----------------- --------------- -------------- --------------------- ----------------

Glas-Aire Industries Group Ltd.       -16-       Form 10-KSB @ December 31, 2005

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

         No stock options were granted by the Company during its fiscal year ended December 31, 2005.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION

         During the fiscal year ended December 31, 2005, there were no options exercised by any of our officers, directors or employees. Further, on December 31, 2005, the exercise prices of all existing options were in excess of the market value of those options. The following table sets forth information concerning the number of shares that may be acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal year 2005 for the Named Executive Officers and members of the board of directors.

---------------------------------- ---------------------------------------------
                                       Number of Securities Underlying
Name                                   Unexercised Options At Year End
---------------------------------- ---------------------------------------------
                                        Exercisable           Unexercisable
---------------------------------- ---------------------- ----------------------
Craig Grossman                           200,000 (1)                0
---------------------------------- ---------------------- ----------------------

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

Glas-Aire Industries Group Ltd.       -17-       Form 10-KSB @ December 31, 2005
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

         In addition, Mr. Grossman was granted warrants to acquire 255,000 shares of the Company's common stock at an exercise price of $0.01 per share, which expire on April 12, 2012, and contain customary anti-dilution provisions. The warrants were granted on April 12, 2002, and vest as follows: 85,000 shares of the Company's common stock vested immediately upon signing of the agreement, with warrants to acquire an additional 85,000 shares vesting on the first anniversary of the date of the agreement provided that Mr. Grossman is employed by the Company, and warrants to acquire an additional 85,000 shares vesting on the second anniversary of the date of the agreement provided that Mr. Grossman is employed by the Company. On April 12, 2003 and August 12, 2003 the Company issued 85,000 shares of common stock respectively from the exercise of warrants, at a price of $0.01 each.

         On  September  3,  2003  ALC  Holdings,   LLC  acquired  53.8%  of  the
outstanding shares of Glas-Aire Industries Group Ltd's common stock. Mr. Grossman's employments agreements with the company and his outstanding 85,000 shares warrant were cancelled. Mr. Grossman is one of the owners of ALC Holdings, LLC.

         DIRECTORS FEES.

         We paid no compensation to our director during the fiscal year ended December 31, 2005.

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

Glas-Aire Industries Group Ltd.       -18-       Form 10-KSB @ December 31, 2005

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

Glas-Aire Industries Group Ltd.       -19-       Form 10-KSB @ December 31, 2005
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 20, 2006, the beneficial ownership of the Company's common stock by each person known to the Company to own beneficially more than 5% of the Company's common stock and by the officers and directors of the Company, individually and as a group. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares of common stock.

   NAME AND ADDRESS OF                                                    AMOUNT AND NATURE OF
   BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                  PERCENT OF CLASS
-----------------------------         --------------------                   ----------------
ALC Holdings LLC                            1,457,328(1)                          53.8%
145 Tyee Drive
Number 1641
Point Roberts
Washington 98281

Craig Grossman                                203,485(2)(3)                        7.40%
145 Tyee Drive
Number 1641
Point Roberts
Washington 98281

Glas-Aire Industries Group Ltd.       -20-       Form 10-KSB @ December 31, 2005

Linda Kwan                                     16,033                              0.63%
145 Tyee Drive
Number 1641
Point Roberts
Washington 98281

Directors and executive officers
as a group (2 persons)                      1,676,846                             61.8%
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

         (b)      Other Exhibits.

         31.1     Craig Grossman Sarbanes Oxley 302 Certification.
         31.2     Linda Kwan Sarbanes Oxley 302 Certification.
         32.1 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (c)      Report on Form 8-K:

                  None.

Glas-Aire Industries Group Ltd.       -21-       Form 10-KSB @ December 31, 2005

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

                                  GLAS-AIRE INDUSTRIES GROUP LTD.


Date:  August 11, 2006            By:/s/Craig Grossman
                                  ----------------------------------------------
                                  Craig Grossman, Chief Executive Officer,
                                  President, Secretary and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  \s\ Craig Grossman                                  Dated: August 11, 2006
    ---------------------------------------------------
      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)



By:  \s\ Linda Kwan                                      Dated: August 11, 2006
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)




Glas-Aire Industries Group Ltd.       -22-       Form 10-KSB @ December 31, 2005