Form 10QSB
period 2006-03-31
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-18
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 2,711,213 shares, not including 93,718 shares of treasury stock held by the Company as of March 31, 2006.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX



PART I.           FINANCIAL INFORMATION

                                                                                                             PAGE
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets                                                        1
                  March 31, 2006 (Unaudited) and December 31, 2005

                  Consolidated Condensed Statements of Operations                                              2
                  For the three months ended March 31, 2006 and 2005 (Unaudited)

                  Consolidated Condensed Statement of Stockholder's Equity                                     3
                  For the three months ended March 31, 2006 (Unaudited)

                  Consolidated Condensed Statements of Cash Flows                                              4
                  For the three months ended March 31, 2006 and 2005 (Unaudited)

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                             5-9

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               10

     Item 3.      Controls and Procedures                                                                     11

PART II.  OTHER INFORMATION                                                                                   11

     Item 1.      Legal Proceedings                                                                           11

     Item 2.      Changes in Securities                                                                       12

     Item 3.      Defaults Upon Senior Securities                                                             12

     Item 4.      Submission of Matters to a Vote of Security Holders                                         12

     Item 5.      Other Information                                                                           12

     Item 6.      Exhibits and Reports on Form 8-K                                                            12

SIGNATURES                                                                                                    13


                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets

                                                                     March 31,               December 31,
                                                                       2006                      2005
                                                                    (Unaudited)                (Audited)
                                                                  --------------             --------------
ASSETS
Current
     Cash and equivalents                                         $          161             $       1,832
                                                                  --------------             --------------

                                                                  $          161             $       1,832
                                                                  ==============             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
     Accrued liabilities                                          $      422,471             $     382,731
     Income tax payable                                                   35,500                    35,500
                                                                  --------------             --------------
                                                                         457,971                   418,231
                                                                  --------------             --------------
     Stockholders' equity
     Common stock                                                         27,112                    27,112
     Additional paid-in capital                                        1,549,313                 1,549,313
     Accumulated Deficit                                              (2,687,013)               (2,645,602)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                           652,778                   652,778
                                                                  --------------             --------------
                                                                        (457,810)                 (416,399)
                                                                  --------------             --------------
                                                                  $          161             $       1,832
                                                                  ==============             ==============









                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                    --------------------------------------------------
                                                                      March 31,                             March 31,
                                                                        2006                                 2005
                                                                    ---------------                     --------------

Sales                                                               $          0                        $        0
Cost of sales                                                                  0                                 0
                                                                    ---------------                     --------------
Gross profit                                                                   0                                 0
                                                                    ---------------                     --------------
Expenses
     General and administrative                                           40,167                            74,727
     Interest income                                                          (1)
     Interest expense                                                      1,245                                 0
                                                                    ---------------                     --------------
                                                                         (41,411)                           74,727
                                                                    ---------------                     --------------

Loss from operations before income taxes                                 (41,411)                           74,727
                                                                    ---------------                     --------------
Income tax  recovery                                                           0                                 0
                                                                    ---------------                     --------------

Net loss for the period                                                   41,411                            74,727
----------------------------------------------------------------------------------------------------------------------
Loss earnings per share basic and diluted                           $     (0.015)                       $   (0.028)
----------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                             2,711,213                          2,711,213
----------------------------------------------------------------------------------------------------------------------



















                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                        Three Months Ended March 31, 2006
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Balance -
   December 31, 2005     2,711,213       $27,112      $1,549,313                -    $(2,645,602)         $652,778       $(416,399)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------

Net income                                                                               (41,411)                          (41,411)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Deferred compensation                                                           -                                                -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Foreign currency
 translation  adjustment                                                                                                         -
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
Balance -
   March 31, 2006        2,711,213       $27,112      $1,549,313                     $(2,687,013)         $652,778       $(457,810)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------


















                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                      -----------------------------------------------
                                                                         March 31,                   March 31,
                                                                      -------------                ------------
                                                                           2006                        2005
Increase (decrease) in cash
Cash flows from:
Operating activities
     Net loss for the period from operations                         $   (41,411)                  $  (74,727)
     Depreciation                                                              -
(Increase) decrease in assets
Increase (decrease) in liabilities
     Accrued liabilities                                                  39,740                       73,520
                                                                      -----------                  ------------

Net cash used  in operating activities                                    (1,671)                      (1,207)
                                                                      -----------                  ------------

Financing activities                                                           -                            -

Investing activities                                                           -                            -
                                                                      -----------                  ------------

Increase in cash and equivalents during the period                        (1,671)                      (1,207)
Cash and equivalents, beginning of period                                  1,832                       34,550
                                                                      -----------                  ------------
Cash and equivalents, end of period                                   $      161                   $   33,343
                                                                      ===========                  ============


                                                                                  Three Months Ended
                                                                      -----------------------------------------------
                                                                         March 31,                   March 31,
                                                                      -------------                ------------
                                                                           2006                        2005

Supplemental disclosure of cash flow relating to:

     Interest paid                                                    $    1,245                    $       0


     Income taxes paid                                                 $       0                    $       0







                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2006
                                   (Unaudited)


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

         These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2005 and 2004 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

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


2.    BANKRUPTCY

         On March 24, 2004 the Supreme Court of British Columbia (Case No. L040758) appointed KPMG. Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian). The

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2006
                                   (Unaudited)

2.    BANKRUPTCY (CONTINUED)

Corporation entered into a forbearance agreement with HSBC to attempt to restructure its debt for the next 3 months. However the forbearance agreement expired on March 23, 2004 and HSBC called the loans into default. HSBC has security on the Corporation's assets, however, the assets are expected to yield significantly less than the Corporation's debt and it is expected that no recovery is likely for the Corporation's unsecured creditors.

         Craig  Grossman,   President  and  Chief   Executive   Officer  of  the
Corporation resigned as the sole officer and director of Glas-Aire Industries Ltd. effective March 22, 2004.


3.  COMMON STOCK

         (a)      Authorized

                  30,000,000 Common shares with a par value of $0.01 each

                  1,000,000 Preferred shares with a par value of $0.01 each

         (b)      Issued and outstanding

                  2,711,213 Common shares

         At March 31, 2006 the Company had 110,000 (December 31, 2005 - 230,000)
options and 0 warrants outstanding and 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earnings per share due to their anti-dilutive effect.


4.  STOCK BASED COMPENSATION

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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2006
                                   (Unaudited)


4.  STOCK BASED COMPENSATION (CONTINUED)

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


5.   STOCK OPTIONS

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

         At March 31, 2006 no options had been granted under either plan.


DIRECTOR COMPENSATION

         In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of March 31, 2006 is as follows:

                                                          Number of    Exercise
                                                           Options       Price
                                                           ---------------------
Granted - November 4, 2001; Expiring - November 3, 2006      60,000   $    1.00
Granted - April 1, 2003; Expiring - March 31, 2008           50,000   $    0.75
                                                           ---------------------
                                                            110,000

         All 110,000 options are vested as of March 31, 2006.

         No options were granted in WTI (or its predecessor, Orbital) prior to December 21, 2001.

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2006
                                   (Unaudited)


5.   STOCK OPTIONS (CONTINUED)

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


6.   GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,687,013 during the period from September 29, 1992 (inception) through March 31, 2006. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to raise additional funds through debt or equity offerings. Management has not yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


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

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2006
                                   (Unaudited)


7.    SUBSEQUENT EVENT (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

         General and administrative expenses decreased from $40,167 for the three months ended March 31, 2006 as compared to $74,727 for the three months ended March 31, 2005. This decrease is primarily due to (i) a decrease of $20,880 in legal fees for the settlement of outstanding amounts, (ii) a decrease of $23,805 in legal fees related to loan guarantees with HSBC, (iii) an increase of $10,125 in consulting and other operating costs related to a potential merger agreement.

         Interest expenses increase was related to loan guarantee settlement with HSBC.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


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

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          31.1 Section 302 Certification

          32.1 Section 906 Certification

     b)   Reports Filed on Form 8-K.

         A Report for Entry into a Definitive Agreement was filed on form 8-K on May 18, 2006 to disclose the Letter of intent for reverse Merger with a private company.

         Glas-Aire Industries Group, Ltd. ("Glas-Aire") recently entered into a Letter of Intent with Pacific Environmental Sampling, Inc., a private California corporation ("ESP"), pursuant to which Glas-Aire has agreed to acquire 100% of ESP's outstanding capital stock. The Letter of Intent is subject to the execution of a definitive stock purchase agreement. ESP is engaged in the business of conducting indoor air quality inspection tests and moisture surveys to detect mold and other toxins in homes and commercial establishments, and preparing certified reports. ESP also sells franchises to other assessors to conduct the same business. Glas-Aire will acquire ESP's stock in exchange for ESP's purchase of 14,625,000 shares of Glas-Aire's common stock, approximately 90.1% of Glas-Aire's outstanding stock at the closing, as well as ESP's assumption of certain liabilities of Glas-Aire, and certain other covenants between the parties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date   August 16, 2006

                               GLAS-AIRE INDUSTRIES GROUP LTD.



                               /s/Craig Grossman
                               ----------------------------------------------
                               Craig Grossman
                               President, Chief Executive Officer and Secretary



                               /s/ Linda Kwan
                               ----------------------------------------------
                               Linda Kwan, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  \s\ Craig Grossman                                 Dated: August 16, 2006
    ---------------------------------------------------
      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)

By:  \s\ Linda Kwan                                     Dated: August 16, 2006
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)