Form 10QSB
period 2006-06-30
GLAS-AIRE INDUSTRIES GROUP LTD
filed 2006-08-22
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                ------------------------------------------------


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

         Yes ___X_____     No ________


Issuer's Common Stock:

     Common Stock, $0.01 par value-Issued 5,881,735 shares, not including 93,718 shares of treasury stock held by the Company as of June 30, 2006.

         Transitional Small Business Disclosure Format

        Yes_______        No___X____

                         Glas-Aire Industries Group Ltd.

                                      INDEX



PART I.           FINANCIAL INFORMATION                                                                      PAGE

     Item 1.      Financial Statements                                                                        1

                  Consolidated Condensed Balance Sheets
                  June 30, 2006 (Unaudited) and December 31, 2005                                             1

                  Consolidated  Condensed Statements of Operations For the three months ended June 30, 2006 and 2005 and
                  the six months ended June 30, 2006 and 2005 (Unaudited)                                     2

                  Consolidated Condensed Statement of Stockholders' Equity
                  For the six months ended June 30, 2006 (Unaudited)                                          3

                  Consolidated Condensed Statements of Cash Flows
                  For the six months ended June 30, 2006 and 2005 (Unaudited)                                 5

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                            6-9

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                              10-13

     Item 3.      Controls and Procedures                                                                     13

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                           13

     Item 2.      Changes in Securities                                                                       14

     Item 3.      Defaults Upon Senior Securities                                                             14

     Item 4.      Submission of Matters to a Vote of Security Holders                                         14

     Item 5.      Other Information                                                                           14

     Item 6.      Exhibits and Reports on Form 8-K                                                            14

SIGNATURES                                                                                                    15

                         Glas-Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets


                                                                      June 30,               December 31,
                                                                        2006                     2005
                                                                    (Unaudited)               (Audited)
                                                                  ---------------          ----------------
ASSETS
Current
     Cash and equivalents                                         $          161           $         1,832
                                                                  ---------------          ----------------
                                                                             161                     1,832

                                                                  $          161           $         1,832
                                                                  ===============          ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
     Accrued liabilities                                                  82,033                   382,731
     Income taxes payable                                                 35,500                    35,500
                                                                  ---------------          ----------------
                                                                         117,533                   418,231
                                                                  ---------------          ----------------


Stockholders' equity
     Common stock                                                         58,817                    27,112
     Additional paid-in capital                                        1,834,788                 1,549,313
     Accumulated Deficit                                              (2,663,756)               (2,645,602)
     Accumulated other comprehensive income
     Foreign currency translation adjustment                             652,779                   652,778
                                                                  ---------------          ----------------
                                                                        (117,372)                 (416,399)
                                                                  ---------------          ----------------
                                                                  $          161           $          1832
                                                                  ===============          ================









                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                        ----------------------------------------------------------
                                                          June 30,         June 30,       June 30,      June 30,
                                                           2006              2005           2006          2005
                                                        -------------   -------------   ------------  ------------

Sales                                                   $          0    $         0     $         0   $         0
Cost of sales                                                      0              0               0             0
                                                        -------------   -------------   ------------  ------------


Gross profit                                                       0              0               0             0
                                                        -------------   -------------   ------------  ------------

 Income  (expense)
     General and administrative                              (21,607)       (49,820)        (61,774)     (124,547)
     Other income                                             50,000              0          50,000             0
     Interest income                                               0              0               1             0
     Interest expense                                         (5,136)             0          (6,381)            0
                                                        -------------   -------------   ------------  ------------
                                                              23,257        (49,820)        (18,154)     (124,547)

Gain (loss) from continuing operation before
      Income taxes                                            23,257        (49,820)       ( 18,154)     (124,547)
Income taxes - current (recovery)                                  0              0               0             0
                                                        -------------   -------------   ------------  ------------

Net income (loss) for the period                        $     23,257    $   (49,820)    $   (18,154)  $  (124,547)
                                                        =============   =============   ============  ============
Earnings (loss) per share basic and diluted from
     Continuing operations                              $      0.005    $    (0.018)    $    (0.005)  $    (0.046)
                                                        =============   =============   ============  ============

Weighted average common shares outstanding
(Basic - after deducting 93,718 shares of
treasury stock  held by the Company)                       5,080,394      2,711,213       3,876,050     2,711,213
                                                        =============   =============   ============  ============












           See accompanying notes to consolidated financial statements

            Consolidated Condensed Statement of Stockholders' Equity
                         Six Months Ended June 30, 2006
                                   (Unaudited)

--------------------- -------------- ------------ --------------- ---------------- -------------- ----------------- ----------------

                         Common        Stock      Additional       Deferred        Accumulated     Accumulated        Stockholders'
                         Stock         Amount     Paid-in          Compensation    Deficit         Other              Equity
                                                  Capital          expense                         Comprehensive
                                                                                                   Income
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
        December 31,      2,711,213      $27,112      $1,549,313                0     $(2,645,602)         $652,778       $(416,399)
     2005
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Net loss                     -            -               -                -         (18,154)                -         (18,154)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Shares Issued        3,170,522       31,705         285,475                -               -                 -         299,026
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Deferred                     -            -               -                -               -                 -               -
     compensation
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Foreign currency                -         -               -                -               -                 1               -
      translation
     adjustment
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------
     Balance -
        June 30, 2006     5,881,735      $58,817      $1,834,788                -     $(2,663,756)         $652,779       $(117,372)
--------------------- -------------- ------------ --------------- ---------------- --------------- ----------------- ---------------

























                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
             Comprehensive income (loss) consists of the following:

                                                              Three months ended                        Six months ended
                                                    ---------------------------------------- ---------------------------------------
                                                          June 30,            June 30,           June 30,            June 30,
                                                            2006                2005               2006                2005
                                                    --------------------- ------------------ ----------------- ---------------------

    Net income (loss)                                          $23,257          $(49,820)         $(18,154)            $(124,547)
    Foreign currency translation  adjustment                         1                 0                 1                     0
                                                    --------------------- ------------------ ----------------- ---------------------
    Comprehensive income (loss)                                $23,258          $(49,820)         $(18,153)            $(124,547)
                                                    ===================== ================== ================= =====================

































                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                      --------------------------------------------------
                                                                          June 30,                          June 30,
                                                                            2006                              2005
                                                                      ------------------                ----------------
Increase (decrease) in cash
Cash flows from:
Operating activities
 Net loss for the period from continuing operations                    $       (18,154)                 $      (124,547

(Increase) decrease in assets

Increase (decrease) in liabilities
     Accrued liabilities                                                      (300,698)                         122,319
                                                                      ------------------                ----------------
     Net cash used in operating activities
         from continuing operations                                           (318,852)                          (2,228)
Cash flows from discontinued operations                                              -                                0
                                                                      ------------------                ----------------
     Net cash used in operating activities                                    (318,852)                          (2,228)
                                                                      ------------------                ----------------

Investing activities

Financing activities
     Issuance of shares                                                        317,180                                0
                                                                      ------------------                ----------------
     Net cash (used in) provided by financing activities                       317,180                                0
                                                                      ------------------                ----------------

Foreign currency translation adjustment
      effect on cash and equivalents balances                                        1                                0
                                                                      ------------------                ----------------
Increase in cash and equivalents during the period                              (1,671)                          (2,228)
Cash and equivalents, beginning of period                                        1,832                           34,550
                                                                      ------------------                ----------------
Cash and equivalents, end of period                                   $            161                  $        32,322
                                                                      ==================                ================


                                                                                      SIX MONTHS ENDED
                                                                      --------------------------------------------------
                                                                          June 30,                          June 30,
                                                                            2006                              2005
                                                                      ------------------                ----------------
Supplemental disclosure of cash flow relating to:

     Interest paid                                                    $          6,381                  $             0
     Income taxes paid                                                $              0                  $             0

Non - cash investing activities

     Common Stock issued in                                           $        317,180                  $             0
     exchange for compensation
     Stock warrant compensation                                       $              0                  $             0


                 See accompanying notes to financial statements

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

BANKRUPTCY

         On March 24, 2004, the Supreme Court of British Columbia (Case No. L040758) appointed KPMG Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC as was indebted to HSBC Bank for approximately $2.7 million (Canadian). The Corporation has entered into forbearance agreements with HSBC while it attempted to restructure its debt; however the forbearance agreement expired on March 23, 2004 and HSBC

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2006
                                   (Unaudited)


1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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


2.  COMMON STOCK

         (a)      Authorized

                  30,000,000 Common shares with a par value of $0.01 each

                  1,000,000 Preferred shares with a par value of $0.01 each


         (b)      Issued and outstanding

                  2,711,213 Common shares

         On April 24, 2006 the company issued 2,440,000 shares of common stock to management in lieu of the payment of their services.

         On April 24, 2006 the company issued 236,772 shares of common stock in connection with the payment of legal fees is connection with the Bank Settlement.

         On April 24, 2006 the company issued 400,00 shares of common stock to settle the incurred legal fees.

         On April 24, 2006 The company issued 93,750 shares of common stock to consideration For legal and other services rendered for the Company

         As of June 30, 2006, the Company had 110,000 options and 0 warrants outstanding as well as 93,718 shares of treasury stock. The options and warrants were excluded from the calculation of earning per share due to their antidilutive effect.

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2006
                                   (Unaudited)


3.  STOCK BASED COMPENSATION

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


4.   STOCK OPTIONS

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

         At June 30, 2006 no options had been granted under either plan.

DIRECTOR COMPENSATION

         In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of, June 30, 2006 is as follows:

                         Glas-Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2006
                                   (Unaudited)


4.   STOCK OPTIONS (CONTINUED)

                                                            Number of  Exercise
                                                             Options    Price
                                                          ----------------------
Granted - November 4, 2001; Expiring - November 3, 2006       60,000   $  1.00
Granted - April 1, 2003;  Expiring - March 31, 2008           50,000   $  0.75
                                                          ----------------------
                                                             110,000

         All 110,000 options are vested as of June 30, 2006.

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


5.   GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,663,756 during the period from September 29, 1992 (inception) through June 30, 2006. Also, on March 24, 2004 the Canadian Operation filed Bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

         General and administrative expenses decreased by 56.63% from $49,820 for the three months ended June 30, 2005, to $21,607 for the three months ended June 30, 2006. This decrease was primarily due to amounts, (i) a decrease of $48,800 in management fees for two officers due to contract has been cancelled effective April 1, 2006 (ii) an increase of $27,193 in legal fee related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC and other services.

         Other Income increased by $50,000 for the three months ended June 30, 2006 was the result of a reversal of $50,000 accrued audit and accounting fees made in 2003 for the anticipated settlement of outstanding amounts.

         Interest expense increase was related to loan guarantee settlement with HSBC.

SIX MONTHS ENDED JUNE 30, 2006 VS SIX MONTHS ENDED JUNE 30, 2005

         General and administrative expenses decreased by 50.4% from $124,547 for the six months ended June 30, 2005, to $61,774 for the six months ended June 30, 2006. This decrease was primarily due to (i) an increase in legal fees related to loan guarantee from Glas-Aire Industries Group Ltd with HSBC, and other services, (ii) a decrease in Management fees of $48,800 for two officers due to cancellation of contracts effective April 1, 2006.

         Other Income increased by $50,000 for the six months ended June 30, 2006 was the result of a reversal of $50,000 accrued audit and accounting fees made in 2003 for the anticipated settlement of outstanding amounts.

         Interest expense increase was related to loan guarantee settlement with HSBC.

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

         A Report on 8K filed on August 22, 2006 disclosed the change in Registrant's Certifying Accountant:

         (a)  Dismissal of Previous Independent Accountants.

              Effective April 14, 2006, Glas-Aire Industries Group Ltd ("Company") dismissed Dale Matheson Carr-Hilton LaBonte Chartered Accounts as its independent public accountants. The Company's sole director approved this decision to dismiss Dale Matheson Carr-Hilton La Bonte.

         (b)  Engagement of New Independent Accountants.

              On August 8, 2006 the Company engaged Chang G. Park, CPA Chartered Accounts as its new independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2006

                                GLAS-AIRE INDUSTRIES GROUP LTD.

                                /s/Craig Grossman
                                --------------------------------------------
                                Craig Grossman
                                President, Chief Executive Officer and Secretary

                                /s/Linda Kwan
                                --------------------------------------
                                Linda Kwan
                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Craig Grossman                                Dated: August 18, 2006
    ---------------------------------------------------
      Craig Grossman, Chairman of the Board,
      Chief Executive Officer, President,
      and Secretary (Principal Executive Officer)

By:  \s\ Linda Kwan                                    Dated: August 18, 2006
    ---------------------------------------------------
      Linda Kwan, Chief Financial Officer
      (Principal Financial/Accounting Officer)