Form 10QSB
period 2006-09-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2006-11-03
CIK 911441

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                ------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER 1-14244
                                                -------

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
        ----------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

          NEVADA                                         84-1214736
 ----------------------------                   ---------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


          1111 E. Tahquitz Canyon Way, Suite 110 Palm Springs, CA 92262
           ----------------------------------------------------------
                     (Address of principal executive office)

                                 (760) 327-5284
                        -------------------------------
                         (Registrant telephone number)

                        GLAS-AIRE INDUSTRIES GROUP, LTD.
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(B) of the Act:

                                                       Name of Each Exchange On
  Title of Each Class                                      Which Registered
-----------------------                               --------------------------
     COMMON STOCK                                                  OTC

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ___X_____     No   ________


Issuer's Common Stock:
Common Stock, $0.01 par value - Issued 5,881,152 shares, not including 141,862 shares of treasury stock held by the Company as of September 30, 2006.

         Transitional Small Business Disclosure Format  Yes____    No___X____



                         GLAS-AIRE INDUSTRIES GROUP LTD.

                                      INDEX


                                                                                                            PAGE
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                                         1

                  Consolidated Condensed Balance Sheets
                  September 30, 2006 (Unaudited) and December 31, 2005                                         1

                  Consolidated  Condensed Statements of Operations For the three months ended September 30, 2006 and 2005 and
                    the nine months ended September 30, 2006 and 2005 (Unaudited)                              2

                  Consolidated Condensed Statement of Stockholders' Equity
                    For the nine months ended September 30, 2006 (Unaudited)                                   3

                  Consolidated Condensed Statements of Cash Flows
                    For the nine months ended September 30, 2006 and 2005 (Unaudited)                          5

                  Notes to Consolidated Condensed Financial Statements (Unaudited)                             6-9

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                             10-13

     Item 3.      Controls and Procedures                                                                     13

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                           13

     Item 2.      Changes in Securities                                                                       13

     Item 3.      Defaults Upon Senior Securities                                                             13

     Item 4.      Submission of Matters to a Vote of Security Holders                                         13

     Item 5.      Other Information                                                                           14

     Item 6.      Exhibits and Reports on Form 8-K                                                            14

SIGNATURES                                                                                                    16

                         Glas Aire Industries Group Ltd.
                      Consolidated Condensed Balance Sheets


                                                                    September 30,            December 31,
                                                                            2006                    2005
                                                                    (Unaudited)                (Audited)
                                                                   --------------            ---------------
Assets
Current
     Cash and equivalents                                          $          33             $       1,832
                                                                   --------------            ---------------
                                                                              33                     1,832

                                                                   $          33             $       1,832
                                                                   ==============            ===============

Liabilities and Stockholders' Equity
Liabilities
Current
     Accrued liabilities                                                  76,491                   382,731
     Income taxes payable                                                 35,500                    35,500
                                                                   --------------            ---------------
                                                                         111,991                   418,231
                                                                   --------------            ---------------


Stockholders' equity
     Common stock                                                         58,811                    27,112
     Additional paid-in capital                                        1,834,794                 1,549,313
     Accumulated Deficit                                              (2,658,342)               (2,645,602)
     Accumulated other comprehensive income
     Foreign currency translation adjustment                             652,779                   652,778
                                                                   --------------            ---------------
                                                                        (111,958)                 (416,399)
                                                                   --------------            ---------------
                                                                   $          33             $       1,832
                                                                   ==============            ===============









                 See accompanying notes to financial statements
                                       1

                         Glas-Aire Industries Group Ltd.
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended            Nine Months ended
                                                      ------------------------------------------------------
                                                     September 30, September 30,    September 30, September 30,
                                                          2006         2005              2006        2005
                                                      -----------  -----------       ----------- -----------
Sales                                                 $       0    $       0         $       0   $       0
Cost of sales                                                 0            0                 0           0
                                                      -----------  -----------       ----------- -----------
Gross profit                                                  0            0                 0           0
                                                      -----------  -----------       ----------- -----------

 Income (expense)

     General and administrative                            (128)     (53,025)          (61,902)   (177,573)
     Other income                                         6,243            0            56,243           0
     Interest income                                          0            0                 1           0
     Interest expense                                      (701)     (17,148)           (7,082)    (17,148)
                                                      -----------  -----------       ----------- -----------
                                                          5,414      (70,173)          (12,740)   (194,721)
                                                      -----------  -----------       ----------- -----------

 Gain (loss) from continuing operation before
      Income taxes                                        5,414      (70,173)          (12,740)   (194,721)
Income taxes - current (recovery)                             0            0                 0           0
                                                     -----------  -----------       ----------- -----------
Net income (loss) for the period                     $    5,414   $  (70,173)       $ ( 12,740) $ (194,721)
                                                     ===========  ===========       =========== ===========
Earnings (loss) per share basic and diluted from
     Continuing operations                           $    0.001   $   (0.026)       $   (0.003) $   (0.072)
                                                     ===========  ===========       =========== ===========

Weighted average common shares outstanding
(Basic - after deducting 141,862 shares of
treasury stock  held by the Company)                  5,881,152    2,711,213         4,569,295   2,711,213
                                                     ===========  ===========       =========== ===========












           See accompanying notes to consolidated financial statements
                                       2

                        Glas-Aire Industries Group Ltd.
            Consolidated Condensed Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2006
                                   (Unaudited)

------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------
                              Common        Stock       Additional      Deferred      Accumulated        Accumulated   Stockholders'
                               Stock       Amount       Paid-in       Compensation      Deficit                Other         Equity
                                                        Capital          expense                         Comprehensive
                                                                                                              Income
------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------
     Balance -
        December 31, 2005  2,711,213   $   27,112   $ 1,549,313                0   $     (2,645,602) $       652,778   $   (416,399)
 ------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- -------------

     Net loss                      -            -             -                -           (12,740)                -        (12,740)
------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------
     Shares Issued         3,170,522       31,705       285,475                -                 -                 -        317,180

------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------
     Shares adjustment          (583)          (6)            6                -                 -                 -              -
------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------
     Foreign currency              -            -             -                -                 -                 1              1
      translation
     adjustment
------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------
     Balance -
     September 30, 2006    5,881,152  $    58,811  $  1,834,794                -   $    (2,658,342) $        652,779  $    (111,958)
------------------------ ------------ ------------ ------------- ---------------- ----------------- ----------------- --------------

























                 See accompanying notes to financial statements
                                       3

                         Glas-Aire Industries Group Ltd.
             Comprehensive income (loss) consists of the following:

                                                              Three months ended                       Nine months ended
                                                    ---------------------------------------- ---------------------------------------
                                                    --------------------- ------------------ ----------------- ---------------------
                                                       September 30,        September 30,       September 30,      September 30,
                                                            2006                 2005               2006                2005
                                                    --------------------- ------------------ ----------------- ---------------------

    Net income (loss)                                             $5,414          $(70,173)         $(12,740)            $(194,721)
    Foreign currency translation  adjustment                           0                 0                 1                     0
                                                    --------------------- ------------------ ----------------- ---------------------
    Comprehensive income (loss)                                   $5,414          $(70,173)         $(12,739)            $(194.721)
                                                    ===================== ================== ================= =====================

































                 See accompanying notes to financial statements
                                       4

                         Glas Aire Industries Group Ltd
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                      -----------------------------------------------
                                                                          September 30,             September 30,
                                                                              2006                       2005
                                                                      -----------------------------------------------
Increase (decrease) in cash
Cash flows from:
Operating activities
 Net loss for the period from continuing operations                     $      (12,740)            $   (194,721)
(Increase) decrease in assets

Increase (decrease) in liabilities
     Accrued liabilities                                                        10,940                  171,120
                                                                        ---------------            ----------------
     Net cash used in operating activities
         from continuing operations                                             (1,800)                 (23,601)
Cash flows from discontinued operations                                                                       0
                                                                        ---------------            ----------------
     Net cash used in operating activities                                      (1,800)                 (23,601)
                                                                        ---------------            ----------------

Investing activities

Financing activities
     Issuance of shares                                                              0                        0
                                                                        ---------------            ----------------
     Net cash (used in) provided by financing activities                             0                        0
                                                                        ---------------            ----------------

Foreign currency translation adjustment
      effect on cash and equivalents balances                                        1                        0
                                                                        ---------------            ----------------
Increase in cash and equivalents during the period                              (1,799)                 (23,601)
Cash and equivalents, beginning of period                                        1,832                   34,550
                                                                        ---------------            ----------------
Cash and equivalents, end of period                                     $           33             $     10,949
                                                                        ===============            ================

                                                                                Nine months ended

                                                                                    Nine Months Ended
                                                                      -----------------------------------------------
                                                                          September 30,             September 30,
                                                                              2006                       2005
                                                                      -----------------------------------------------

Supplemental disclosure of cash flow relating to:

     Interest paid                                                        $      7,082             $     17,148
     Income taxes paid                                                    $          0             $          0

Non - cash investing activities

     Common Stock issued in                                               $    317,180             $          0
     exchange for compensation
     Stock warrant compensation                                           $          0             $          0

                 See accompanying notes to financial statements
                                       5

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Glas-Aire Industries Group Ltd., a Nevada corporation (the "Company") was incorporated on September 29, 1992. Prior to ceasing business in March 2004 the Company manufactured and distributed wind deflector products to automobile manufacturers in the United States, Canada and Japan.

         The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and stated in United States Dollars, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2005 and 2004 included in the Company's Form 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

         Results of operations for the interim periods are not necessarily indicative of annual results.

         These interim financial statements include financial information relating to its wholly owned subsidiary Glas-Aire Industries Ltd., to March 23, 2004. On March 24, 2004 the subsidiary filed bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.`s warehouse operation was closed. Glas-Aire Industries Group Ltd. and all inter-company transactions and accounts have been eliminated from the statements.

BANKRUPTCY

         On March 24, 2004, the Supreme Court of British Columbia (Case No. L040758) appointed KPMG Inc. as receiver over all the right, title and interest of Glas-Aire Industries Ltd, the wholly owned subsidiary of Glas-Aire Industries Group Ltd (the "Corporation"), in its property, assets, and undertakings. The Corporation was in default of certain financial ratios in its banking facilities agreement with HSBC and was indebted to HSBC Bank for approximately $2.7 million (Canadian). The Corporation entered into forbearance agreements with HSBC while it attempted to restructure its debt; however the forbearance agreement expired on March 23, 2004 and HSBC

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)


called the loans into default. HSBC has security on the Corporation's assets, however, the assets are expected to yield significantly less than the Corporation's debt and it is expected that no recovery is likely for the Corporation's unsecured creditors.

         As of August 4, 2006, the loan guarantee from Glas-Aire Industries Group Ltd to HSBC has been released. The total of the settlement was CDN$90,000 plus interest and miscellaneous fees.

         As of October 11, 2006, the Company completed (a) a one for 3.75 reverse split of its total issued and outstanding common stock, (b) an amendment to its Articles of Incorporation changing its name to Environmental Service Professionals, Inc. and increasing its authorized common stock to 100,000,000 shares, par value $0.001 per share and (c) the closing of its reverse merger with Pacific Environmental Sampling, Inc. ("PES) pursuant to which PES became a wholly-owned subsidiary of the Company, and PES's Management and Shareholders assumed control of the Company

2. COMMON STOCK

     (a) Authorized

         100,000,000 shares of common stock with a par value of $0.001 each

         1,000,000 shares of preferred stock with a par value of $0.001 each

     (b) Issued and outstanding

          5,881,152 shares of common stock

         On April 24, 2006 the Company issued 2,440,000 shares of common stock to management in lieu of the payment of their services.

         On April 24, 2006 the Company issued 236,772 shares of common stock in connection with the payment of legal fees is connection with the Bank Settlement.

         On April 24, 2006 the Company issued 400,000 shares of common stock to settle the incurred legal fees.

         On April 24, 2006 the Company issued 93,750 shares of common stock as consideration Glas Aire Industries Group Ltd. for legal and other services rendered for the Company.

              Notes to Consolidated Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)


         As of September 30, 2006, the Company had to decrease the number of common shares by 583 to balance back to the number of stock dividend issued in 2000.

         As of September 30, 2006, the Company had 110,000 options and 0 warrants outstanding as well as 141,862 shares of treasury stock. The options and warrants were excluded from the calculation of earning per share due to their antidilutive effect.


3. STOCK BASED COMPENSATION

        Stock options granted to non-employees are accounted for in accordance with the fair value method prescribed in SFAS No. 123 using the Black-Scholes option-pricing model. There were no stock options granted to non-employees or any other personduring the period covered by these financial statements.

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

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)


4.   STOCK OPTIONS (CONTINUED)

         At September 30, 2006 no options had been granted under either plan.

DIRECTOR COMPENSATION

         In previous periods the Company had granted options to directors in accordance with the director's compensation program approved by the stockholders. A summary of the status of the Company's stock options outstanding as of September 30, 2006 is as follows:


         Number of Exercise
                                                          Options        Price
                                                          ----------------------

Granted - November 4, 2001; Expiring - November 3, 2006    60,000      $   1.00
Granted - April 1, 2003; Expiring - March 31, 2008         50,000      $   0.75
                                                          ----------------------
                                                          110,000

         All 110,000 options are vested as of September 30, 2006.

         SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if the compensation costs for the Company's stock option grants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro-forma information, the Company estimates the fair value of each stock option granted to directors at the grant date using the Black-Scholes option-pricing model. The fair value of stock options granted on November 4, 2001 to directors was $0.53 per option. The fair value of stock options granted on April 1, 2003 to the directors was $0.07 per option. The options were excluded from the calculation of earning per share due to their antidilutive effect.


5. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,658,342 during the period from September 29, 1992 (inception) through September 30, 2006. Also, on March 24, 2004 the Company's wholly owned subsidiary running the Canadian Operation filed bankruptcy with the Supreme Court of British Columbia. On July 31, 2004 Glas-Aire Industries, Inc.'s warehouse

                         Glas Aire Industries Group Ltd.
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2006
                                   (Unaudited)

5. GOING CONCERN (continued)

operation was closed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

6. SUBSEQUENT EVENT

         On October 11, 2006, Environmental Service Professionals, Inc., formerly known as Glas-Aire Industries Group Ltd. (the "Company") and Pacific Environmental Sampling, Inc. dba Environmental Sampling Professionals, a California corporation ("ESP"), completed the closing of a stock purchase agreement (the "SPA") to effect a reverse merger between the companies (the "Reorganization") under which the Company issued 14,625,000 shares of its common stock to ESP in consideration for 14,625,000 shares of ESP's common stock. ESP is distributing up to 14,625,000 shares of the Company's common stock to its existing shareholders in consideration for the redemption of 14,625,000 shares of the outstanding voting stock of ESP. As a result of the closing, ESP is a wholly owned subsidiary of the Company and the shareholders of ESP are the controlling shareholders of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

         General and administrative expenses decreased by 99.786% from $53,025 for the three months ended September 30, 2005, to $128 for the three months ended September 30, 2006. This decrease was primarily due to (i) a decrease of $48,800 in management fees for two officers due to the cancellation of their contracts effective April 1, 2006, (ii) a decrease of $ 4,097 in legal fees related to the loan guarantee from Glas-Aire Industries Group Ltd to HSBC and other services.

         Other Income increased by $6,243 for the three months ended September 30, 2006 which was the result of (i) a reversal of $2,500 accrued Director's fee made in 2001, (ii) a reversal of $2,411 in operating expenses and (ii) a refund of $1,332 in legal fees related to Dragon Capital settlement.

         Interest expense decrease resulted from the settlement of the loan guarantee with HSBC.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS NINE MONTHS ENDED SEPTEMBER 30, 2005

         General and administrative expenses decreased by 65.14% from $177,573 for the nine months ended September 30, 2005, to$61,902 for the nine months ended September 30, 2006. This decrease was primarily due to (i) a decrease of $15,035 in legal fees related to the loan guarantee from Glas-Aire Industries Group Ltd to HSBC and other services, (ii) a decrease in Management fees of $97,600 for two officers due to the cancellation of their contracts effective April 1, 2006, (iii) a decrease of $3,047 $3,036 in other operating expenses.

         Other Income increased by $56,243for the nine months ended September 30, 2006 was the result of (i) a reversal of $50,000 accrued audit and accounting fees made in 2003 for the anticipated settlement of outstanding amounts, (ii) a reversal of $2,500 accrued Director's fee made in 2001, (iii) a reversal of $2,400 $2,411 in operating expenses and (iv) a refund of $1,332 in legal fees related to Dragon Capital settlement.

         Interest expense decrease was the result of the settlement of the loan guarantee to HSBC.

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

FINANCIAL INSTRUMENTS

         The Company's financial assets and liabilities consist of cash and equivalents, accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, approximate the carrying values due to the short-term nature of these instruments.

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

         Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective to exit or disposal activities that are initiated after December 31, 2002.

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

         On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments, b) Financial instruments to repurchase an entity's own equity instruments and c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

         The implementation of this new standard did not have a material effect on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved in certain legal proceedings, claims and litigation, including those described below. Further, we may become involved in other such proceedings in the future. The results of legal proceedings cannot be predicted with certainty. Except as otherwise indicated below, management does not believe that we have potential liability related to any current legal proceedings and claims that would have a material adverse effect on our financial condition, liquidity or results of operations.

         DRAGON CAPITAL

         On August 8, 2003, Dragon Capital, LLC ("Dragon") filed suit against the Company in Denver District Court (Case No. 03CV6198). Dragon alleges that we have refused to pay a success fee in the amount of $59,000 in connection with the Company's merger with Wonder Tool, Inc. The Claimant alleges breach of contract, promissory estoppel and unjust enrichment against us. On September 25, 2003, we filed our answer to the Complaint. Management believed this claim was entirely without merit. Nevertheless, on August 8, 2006, this claim was settled by issuance of 150,000 common shares and payment of $2,000 in cash.

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

         None

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

         (b) Engagement of New Independent Accountants.

                  On August 8, 2006 the Company engaged Chang G. Park, CPA Chartered Accounts as its new independent accountants.

         A Form 8-K for Environmental Service Professionals, Inc., disclosing the changes in Directors and/or Principal Officers, was filed on October 16, 2006.

         (a) Departure of Directors or Principal Officers.

                  The Company has altered its Board of Directors due to its reorganization with Pacific Environmental Sampling, Inc. dba Environmental Sampling Professionals, a California corporation ("ESP"). Effective October 11, 2006, Craig Grossman stepped down as the Chairman of the Company's Board of Directors and a new Chairman, Edward Torres was appointed.

         (b) Election of Director

                  The Company appointed three new directors to the Company's Board of Directors.

         (c) Appointment of Principal Officers.

                  Due to the Company's reorganization with ESP, Mr. Craig Grossman has stepped down as the Company's Chief Executive Officer and President, effective October 11, 2006. Mr. Edward Torres, the new Chairman of the Company, has been appointed to serve as the Company's new Chief Executive Officer and President, effective October 11, 2006.

                  Due to the Company's reorganization with ESP, Ms. Linda Kwan has stepped down as the Company's Chief Financial Officer and Corporate Secretary, effective October 11, 2006, and Mr. Michael Fell has been appointed to serve as the Company's new Chief Financial Officer, and Mr. Lyle Watkins, a new director of the Company, has been appointed to serve as the Company's new Corporate Secretary, effective October 11, 2006.

         CHANGE IN SHELL COMPANY STATUS

                On October 11, 2006, Environmental Service Professionals, Inc., formerly known as Glas-Aire Industries Group Ltd. (the "Company"), and Pacific Environmental Sampling, Inc. dba Environmental Sampling Professionals, a California corporation ("ESP"), completed the closing of a stock purchase agreement (the "SPA") to effect a reverse merger between the companies (the "Reorganization") under which the Company issued 14,625,000 shares of its common stock to ESP in consideration for 14,625,000 shares of ESP's common stock. ESP is distributing up to 14,625,000 shares of the Company's common stock to its existing shareholders in consideration for the redemption of 14,625,000 shares of the outstanding voting stock of ESP. As a result of the closing, ESP is a wholly owned subsidiary of the Company and the shareholders of ESP are the controlling shareholders of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2006

                                  Environmental Service Professionals, Inc.

                                  \s\ Edward Torres
                                  ------------------------------------------
                                  Edward Torres
                                  President and Chief Executive Officer

                                  \s\ Michael Fell
                                  ------------------------------------------
                                  Michael Fell
                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward Torres                                Dated: November 3, 2006
     ----------------------------------------
      Edward Torres, Chairman of the Board,
      Chief Executive Officer and President,


By:  \s\ Michael Fell                                 Dated: November 3, 2006
    -----------------------------------------
      Michael Fell, Chief Financial Officer