Form 10KSB
period 2006-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-04-17
CIK 911441

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

            For the period from January 1, 2006 to December 31, 2006

                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                          84-1214736
       -----------                                    ----------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
               Registrant's telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                                      WHICH REGISTERED
----------------------                               -------------------------
    COMMON STOCK                                                 N/A
    PREFERRED STOCK                                              N/A

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |X|

         State issuer's revenues for its most recent fiscal year:  $82,319

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,533,836 as of March 31, 2007 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the Over-The-Counter Bulletin Board Market).

         There were 14,743,624 shares outstanding of the registrant's Common Stock as of March 31, 2007.

         Transitional Small Business Disclosure Format (check one):Yes|__| No|X|

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-KSB AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

                                TABLE OF CONTENTS

                                      10KSB

PART I........................................................................1
------
        ITEM 2...............................................................14
        -------
        ITEM 3...............................................................14
        -------
        ITEM 4...............................................................15
        -------

PART II......................................................................15
-------
        ITEM 5...............................................................15
        -------
        ITEM 6...............................................................16
        -------
        ITEM 7...............................................................19
        -------
        ITEM 8...............................................................38
        -------
        ITEM 8A..............................................................38
        --------
        ITEM 8B..............................................................39
        --------

PART III.....................................................................39
--------
        ITEM 9...............................................................39
        -------
        ITEM 10..............................................................45
        --------
        ITEM 11..............................................................46
        --------
        ITEM 12..............................................................48
        --------
        ITEM 13..............................................................48
        --------
        ITEM 14..............................................................49
        --------

SIGNATURES...................................................................50
----------

                                     PART I

ITEM 1. BUSINESS

GENERAL
         Environmental Service Professionals, Inc. ("ESP") is a Nevada corporation headquartered in Southern California. ESP's strategy is to acquire several businesses that have complimentary goals for dealing with environmental issues and resolving environmentally sensitive problems. ESP has already completed two acquisitions and is in various stages of discussion with several other companies that management believes are good operational and economic fits. The current acquisition candidates, if they are acquired, will include some that will be free-standing subsidiaries and others that will be absorbed into existing operations.

         ESP's strategy is being implemented in following three phases: (1) Phase 1 (last quarter 2006), ESP focused on developing the holding company's legal, financial, operational and management structures; (2) Phase 2 (first quarter 2007), ESP focused on the on-boarding of new affiliates to the holding company and the development and test marketing of the new suite of products and services that will be offered through these affiliates; and (3) Phase 3 (second quarter 2007), ESP plans to focus on the full implementation of its national marketing campaign.

         ESP owns 100% of the issued and outstanding stock of Pacific Environmental Sampling, Inc., a California corporation ("PES"), and Allstate Home Inspection & Environmental Testing, Ltd., a Vermont corporation ("AHI") engaged in the home inspection business. See "BUSINESS - Stock Acquisition of Allstate Home Inspection & Environmental Testing, Ltd." ESP also recently acquired 100% of the issued and outstanding stock of National Professional Services, Inc., a Delaware corporation ("NPS") engaged in the business of provided consulting and training in the mold and moisture inspection industry. See "BUSINESS - Asset Acquisition of NPS, Inc." ESP is currently under contract to purchase substantially all of the assets of International Association Managers, Inc., a Minnesota corporation engaged in the business of operating national associations of professional home inspectors and appraisers in a variety of fields. See "BUSINESS - Asset Acquisition of Robert G. Johnson's Companies."

         AHI and PES, since 1996 and 2002, respectively, have offered franchised inspection services for addressing mold and moisture intrusion that can have an acute or chronic negative impact on the indoor air quality of commercial and residential buildings. These divisions have franchises throughout North America that are independently owned and operated.

         ESP's strategy, in-part, requires these divisions to stop offering franchises and replace that business with the new method of service delivery, the Certified Environmental Home Inspector ("CEHI"). These divisions are to continue to refine and implement both the annual Mold and Moisture Maintenance ("MMM") and the National Builder's Mold and Moisture ("NBMM") subscription-based maintenance programs including all related product and services as described below.

         PES currently has 45 franchise territories which, management estimates, cover the testing requirements for over 5,000,000 homes throughout the states of Oregon, California, Nevada and Arizona. Additionally, management estimates that PES' direct corporate and branch office operators currently cover the testing needs for another 5,000,000 homes in the same states. PES is fully insured and holds memberships in necessary industry organizations and seats on some governing boards of these industry organizations. As of March 31, 2007, PES had 11 independently owned and operated franchises operating 20 territories, and three branch offices of which two are ran by outside service providers and one that is directly owned and operated by PES as a corporate branch office servicing all established but yet un-sold territories.

         AHI currently has 60 independently owned and operated franchises operating mainly in the eastern United States and one in central Canada. These franchises offer both home inspections and environmental assessments, including indoor air quality testing, radon, home energy and neighborhood environmental reports.

OVERVIEW AND DESCRIPTION OF PRODUCT AND SERVICES

         ESP's and its affiliates approach begins with maximizing the benefits to the Mortgage Banking Industry, the Insurance Industry, the Real Estate Industry, and the Building Industry, by dramatic reduction of their exposure to liability and ultimately the protection of the consumer.

         By supporting the direction of the National Association of Mold & Moisture Professionals ("NAMMP"), ESP and its affiliates have developed a suite of environmental services to meet the various industry stakeholders' requirements. ESP and its affiliate's business model provides for a single point of contact capable of completing a wide variety of environmental testing, inspections, and assessments of moisture intrusion issues. These services are backed up by the industry's most robust support system which assists in identifying and recommending preventative measures that may dramatically reduce costly and unhealthy concerns quickly and effectively.

         The Certified Environmental Home Inspector ("CEHI") is the single point of contact and the foundation that all these services rely on. The CEHI is a part of an elite corps of Home Inspectors. Only those traditional Home Inspectors who meet the prerequisites are provided with the advanced tools and training to specifically meet the new needs of the industry.

         The CEHI delivers unique services designed to PREVENT, PROTECT and PROMOTE. That is, prevent water intrusion and moisture problems, protect the stakeholders from liability and consumers against unhealthy living conditions, and promote a greater standard of living at a lower cost by promoting annual preventive maintenance and energy conservation.

         ESP and its affiliates focus on prevention and maintenance as the long-term solution. Therefore, ESP and its affiliates have developed the annual MMM, and the NBMM programs which work hand in hand with the New Builder's 10 year warranty.

         ESP and its affiliates provide a number of services and products for their clients. The full list of products and services include:

o CEHI: This Environmental Certification for Home Inspectors has received national endorsements as the most complete and robust program in the industry. A CEHI Certification means that improved and expanded environmental services are available to every homeowner. It also provides this industry with a level of confidence in a work force that has never before been attained.

o CENTRALIZED CALL CENTER: the resource provides a quality controlled interface with clients. The Center receives the call from a client to request a test, and answers any questions the client may have regarding the testing process. The required information regarding the location and situation is gathered and entered into the custom online remote scheduling system. The system allows for the efficient management of field service resources by marketing territory and provides a standardized reporting of test results, also known as the interpretive report.

o CERTIFIED MOLD & MOISTURE INSPECTION ("CMI"): CMI is the new industry standard for the mold and moisture inspection process. This field inspection is supported by a fully automated system that produces a standardized report by utilizing a tablet personal computer and a centralized custom software application.

o ANNUAL MMM: The MMM is a CMI that is scheduled on an annual basis. It provides peace of mind to the client.

o POST REMEDIATION INSPECTION ("PRI"): The PRI is a comprehensive inspection performed after remediation and before any containment is removed. This will follow prescribed protocols that are based on the type of remediation performed.

o MOLD SAMPLES: The CEHI is trained to collect samples based on the results of the inspection. The process follows strict protocols to ensure chain of custody and prevent cross-contamination.

o NBMM PROGRAM: The NBMM Program will provide protection on several levels. The basic protection will include an initial moisture/mold survey and certified report document, which will be provided to both the builder/developer and the home owner prior to the close of the home purchase contract/escrow. This will help to uncover any preexisting problems at the time of transfer of title, thus minimizing liability for all parties involved for up to a 10 year period.

o HYGIENIST SERVICES THAT SUPPORT THE CEHI NETWORK: The Certified Industrial Hygienist Services provide CEHIs with ongoing support and oversight, thus ensuring proper delivery of CEHI services. Prior to release, the custom interpretive report is reviewed by a member of the Industrial Hygiene Staff. This review ensures the client receives consistent and accurate information and "best in class" recommendations. The Industrial Hygiene Staff provides the consumer with consultation, ensuring that they understand the information contained in the report. By understanding the pre- and post remediation documents, ensures that the work is completed properly to protect the consumer's health and manage the stakeholders' liability.

o ENERGY INSPECTIONS KNOWN AS THE HOME ENERGY TUNE-UP: Represent a service that has more and more appeal as energy costs skyrocket. These reports are delivered online within seconds of data input. When enacted upon, these reports can save the consumer thousands of dollars annually and help to promote a cleaner environment through reduction of greenhouse gases.

o NEIGHBORHOOD ENVIRONMENTAL REPORTS: Abridged phase one environmental assessments designed for residential properties. These reports are written by trained environmental professionals with access to the largest environmental database in the world. Upon request, the reports are delivered online, usually within five to ten minutes.

o ALLERGEN SCREENING: A service that offers a broad appeal in every community, with asthma and allergies reaching epidemic proportions.

o RADON TESTING: Provided by National Environmental Health Association-certified technicians utilizing the most accurate (according to the Environmental Protection Agency) passive devices, with lab reports available 24 hours a day, 7 days a week, via Web-based analysis.

INDUSTRY OVERVIEW

         There are two main concerns for industry stakeholders, which include the mortgage banking industry, the insurance industry, the real estate industry, the building industry, and the consumer, as it relates to moisture intrusion and indoor air quality and the severe impact that they can have on personal health, on-going maintenance costs and ultimately the value of the property:

    o   Moisture Intrusion
       o      Structural effects
       o      Mold

    o   Natural and Made-Made sources
       o      Biological contaminates (Mold, Dander...etc.)
       o      Chemical contaminates (Volatile Organic Compounds, Radon ...etc.)

         The stakeholders of the building industry have an excellent understanding of the cause and effect of Moisture to Structural integrity of a building. They also have a strong understanding of the concerns of Radon, asbestos, lead and a good understanding of Volatile Organic Compounds ("VOCs").

         The trick is to get a handle on how moisture plays a part in indoor air quality and find a reasonable way to manage it by getting the industry partners to support:

        o   Independent   governing  body  with  industry  stakeholders  on  the
            board/committees
        o   Standardized training
        o   Standardized certification process
        o   Standardized inspection and report process
        o   Standardized result analysis

         The annual costs associated with the lawsuits, additional health care including medical emergencies, construction and remediation costs surrounding mold and moisture issues are real and staggering.

         Bottom-line, the stakeholders need to understand and accept that the pressure to address indoor air quality concerns are clearly coming from the collective conscience of the buyers and owners who are now are focused on environmental issues and demanding a "healthy" and "green" place of work and domicile.

         Exposure to mold can cause adverse health conditions not limited to allergic responses; it can cause toxigenic effects and has been associated with opportunistic infections.

         The Environmental Protection Agency ("EPA") states that all molds have the potential to cause health effects. The Centers for Disease Control and Prevention ("CDC") asserts that it is important to maintain buildings, prevent water damage, and mold growth, and clean up moldy materials.

         The Institute of Medicine concluded that there is an association between exposure to mold and exacerbation of asthma. Respiratory illness and infections due to inhalation of fungal spores have been documented for individuals with compromised immune systems, as well as in individuals working in industrial, agricultural, and office settings. The National Toxicology

Program has classified some toxins produced by mold as human carcinogens. Other potential health effects, such as pulmonary hemorrhage, memory loss, and lethargy are still under investigation.

        At present, there are no legal standards for mold exposure. Molds can be found everywhere in the environment, and more than 1,000 different kinds of indoor molds have been found in homes in the United States.

         Molds can grow on any organic substance as long as moisture and oxygen are present. Due to the ubiquitous nature of molds and the variation of individual susceptibility, no dose-response relationship has been determined. This creates challenges when attempting to set safe, acceptable exposure limits.

         In contrast to occupational exposure limits that pertain to the healthy working population, any proposed mold exposure standards must be stringent enough to protect even the most susceptible members of the population, including infants, the elderly and immunocompromised individuals.

         Mold legislation has been passed in several states and task forces are currently working to establish acceptable exposure limits.

         ESP and its affiliates are fully supportive of NAMMP. This independent non-profit organization has active participation by the leading industry stakeholders. This entity is providing non-bias information and the needed direction to the industry by focusing on the following:

        o   A Standardized Inspection and Report Process

        o An Independent Governing Body (nonprofit organization) with industry stakeholders on the board/committees

    Supported by:

        o   Standardized Training

        o   A Standardized Certification Process

RECENT BUSINESS COMBINATION

         ESP was originally incorporated as Glas-Aire Industries Group, Ltd. in the State of Nevada on September 29, 1992 to design, develop, manufacture and market sunroof wind deflectors, hood protectors, rear air deflectors and door visors for cars, light trucks and vans. In December 2001, Glas-Aire Industries Group, Ltd. acquired Wonder Tool, Inc. ("Wonder Tool"), a wholly-owned subsidiary of Cyclo Manufacturing Company. The Wonder Tool acquisition was accounted for as a reverse acquisition because the shareholders of Wonder Tool became controlling shareholders of Glas-Aire Industries Group, Ltd. On January 9, 2003, Glas-Aire Industries Group, Ltd. completed the sale of substantially all of the assets and certain of the liabilities of Wonder Tool. On July 31, 2004, Glas-Aire Industries Group, Ltd. closed its warehouse operation and was an inactive company until October 2006.

         PES was originally incorporated in the State of California in May 2002 for the purpose of providing limited mold and allergen survey services for single family and multi-tenant residential and commercial buildings. On or about October 12, 2006, Glas-Aire Industries Group, Ltd. acquired PES through a business combination whereby Glas-Aire Industries Group, Ltd. issued 14,625,000 shares of its common stock to PES (the "Business Combination"). PES then immediately distributed the shares among its shareholders on a pro rata basis, not including subsequent investors in PES' private placement, who received shares of Glas-Aire Industries Group, Ltd. common stock in a separate exchange that closed within a short time after the closing of the Business Combination. The separate exchange included all of the shares of PES' common stock issued in PES' prior private placements. Accordingly, at the closing of the separate exchange, investors in the prior private placements were issued a total of 1,545,484 additional shares of Glas-Aire Industries Group, Ltd. common stock in exchange for 1,545,484 shares of PES' common stock. A portion of these shares owned by management were later redeemed by ESP pursuant to a Redemption, Lock-up and Vesting Agreement, dated November 1, 2006, by and among ESP and six shareholders of ESP. See "Item 11. Security Ownership of Certain Beneficial Owners and Management." In addition, all PES warrants owned by those investors and by PES consultants were accepted by ESP for cancellation in consideration for ESP issuing warrants to purchase ESP common stock at the same exercise price and on the same terms and conditions as the Company warrants.

         In consideration for the issuance of the 14,625,000 shares in the Business Combination, PES: (1) caused all of its shareholders to convey 100% of their shares of PES' capital stock to ESP so that PES became a wholly-owned subsidiary of ESP on the closing; (2) assumed the obligation to pay the debt owed by Glas-Aire Industries Group, Ltd. to HSBC bank in the outstanding amount of approximately $69,825 Canadian dollars, which ESP has paid in full; (3) entered into a consulting agreement with Craig Grossman, the former Chief Executive Officer of Glas-Aire Industries Group, Ltd., and (4) paid the costs of bringing ESP current on its reporting obligations to the United States Securities and Exchange Commission after the closing. On the closing of the Business Combination, Glas-Aire Industries Group, Ltd. changed its name to Environmental Service Professionals, Inc. and its trading symbol from GLAR to EVSP.

CONSULTING AGREEMENT WITH CRAIG GROSSMAN

         PES entered into a Consulting Agreement (the "Grossman Agreement") with Mr. Craig Grossman, the former Chief Executive Officer of Glas-Aire Industries Group, Ltd., on October 12, 2006 in which PES caused ESP to issue to Mr. Grossman 500,000 warrants to purchase 500,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.75 per share. Additionally, PES agreed to: (1) pay Mr. Grossman a consulting fee equal to $6,000 per month for a period of 12 months after the closing of the Business Combination; (2) provide comparable health insurance to Mr. Grossman during the term of the Grossman Agreement; (3) pay Mr. Grossman a referral fee equal to 8% of all initial franchise fees paid to PES that Mr. Grossman sells during the consulting period; and (4) give Mr. Grossman an option to purchase any of the branch offices selected by him which are established by him in any one county in the State of Washington during the consulting period. The selected branch will operate in accordance with the PES' standard branch agreement.

         In consideration for the compensation Mr. Grossman receives from the PES, Mr. Grossman agreed to use his best efforts during the consulting period to establish and supervise the operation of the PES' branch offices in the State of Washington, as well as to refer prospective purchasers of franchises to the PES for the sale of franchises in all territories where the PES is legally permitted to sell them.

CONSULTING AGREEMENT WITH REAL ASSET MANAGEMENT LLC

         On April 4, 2006, PES entered into a Consulting Agreement (the "RAM Agreement") with Real Asset Management, LLC (the "Consultant"). According to the RAM Agreement, PES has engaged the Consultant to act as its agent in assisting PES in its development of corporate programs and in structuring corporate transactions and affairs as the Consultant deems necessary to enable PES to accomplish the objections set forth in PES' business plan. The Consultant will carry out its duties in a number of different ways, including but not limited to: (1) making recommendations on and assisting in introducing PES and its business concept to one or more registered NASD member firms so as to assist PES in raising capital; (2) introducing PES to other consultants specializing in corporate finance and development; and (3) introduce prospective investors, investment banking firms and market-makers to PES. The initial term of the RAM Agreement is 24 months, with automatic renewal for another 24 months unless one party notifies the other party of its election to terminate the RAM Agreement. In consideration for the consulting services, the Consultant has been issued 750,000 shares of PES' common stock and 250,000 warrants to purchase 250,000 additional shares of PES' common stock for an exercise price of $0.75 per share for a period of five years after the date of issuance of the warrants. The shares have piggyback registration rights. These shares and warrants were exchanged for an equivalent number of shares and warrants in ESP.

CONSULTING AGREEMENT WITH GALLATIN CONSULTING, INC.

         On April 4, 2006, PES entered into a Consulting Agreement (the "GCI Agreement") with Gallatin Consulting, Inc. (the "Consultant"). According to the GCI Agreement, PES engaged the Consultant for the purpose of providing corporate and business development services to assist PES with business development, corporate development, and the marketing of PES' business and franchise opportunities in the Midwest. The Consultant has certain expertise in the evaluation of potential business opportunities and the implementation of various projects of the nature contemplated by PES in its future expansion and development. Therefore, the Consultant is to assist PES in its development of corporate programs and corporate transactions as the Consultant deems necessary to enable PES to accomplish the objectives set forth in PES' current business plan. The term of the GCI Agreement is 12 months. In consideration for the consulting services, the PES has (1) issued 750,000 shares of its common stock to Consultant with piggyback registration rights, (2) issued 250,000 warrants to purchase 250,000 additional shares of PES' common stock for an exercise price of $0.75 per share for a period of five years after the date of the issuance of the warrants, and (3) granted Consultant a right of first refusal to purchase a franchise or operate a PES branch office in the states of Illinois, Indiana, Wisconsin, and Michigan. These shares and warrants were exchanged for an equivalent number of shares and warrants in ESP.

STOCK ACQUISITION OF NPS, INC.

         National Professional Services, Inc. ("NPS") was formed in 2005 through the mutual consent of two different parties who were each individually promoting educational programs for the insurance industry, the building trade industry, the home and mold inspection industries, and the general public. Once formed, the goal of the company was to approach moisture and mold issues from a proactive stance so as to help prevent many common consumer issues. ESP's goal in acquiring the company was to use it as a channel to move across the United States in teaching and administering its program. In January 2007, ESP acquired 100% of the outstanding capital stock of NPS in consideration for $175,000 in cash and 425,000 shares of ESP common stock. Upon the closing of the acquisition, NPS' founders, Rick LaPierre and Dennis Ragain, became consultants of ESP.

         A few years ago, Mr. LaPierre established a building sciences training program in Florida which was being taught by his organization in the community college venue at the time of acquisition. Mr. Ragain, on the other hand, developed a training program in Oregon around the same time that covered much of the same information but with an emphasis directed toward the insurance community. It was felt by both parties that by joining forces and combining their efforts, a synergy would develop that would expand the training beyond a single effort. This combined training program became known as the Certified Moisture Management Professional Program ("CMP") and developed a best of class inspection process known as the Certified Moisture Inspection ("CMI").

         PIA Western Alliance, an association of insurance agents in the nine western states, immediately saw the benefits to the insurance industry of the CMP program. They actively promoted the effort of NPS by sponsoring an initial summit in Seattle, Washington, in January 2006 to present the program to insurance executives. In May 2006, PIA Western Alliance joined forces with PIA National, the Alliance's national body located in Alexandria, Virginia, and held another summit meeting in Irvine, California to push NPS' program forward at the national level. This summit included the attendance of members of the banking and lending industry, builders, insurance executives, and real estate brokers. These two summits have led to other meetings for NPS with the Mortgage Bankers Association in Washington, D.C., PIA National in Alexandria, Virginia, and IBHS in Tampa, Florida. Furthermore, discussions are currently underway regarding the inspection processes used by Fannie Mae and Freddie Mac so as to incorporate these processes into the moisture management evaluation of the company. Education programs focused on moisture management for the general public and other interested industry personnel are now being developed to be taught throughout the community college system in the near future.

         Mr. LaPierre and Mr. Ragain continue to be committed to promoting the CMP program throughout the nation as a solution to the growing problems associated with moisture and mold infestation.

STOCK ACQUISITION OF ALLSTATE HOME INSPECTION & ENVIRONMENTAL TESTING, LTD.

         On February 20, 2007, ESP closed the purchase of 100% of the total issued and outstanding stock of Allstate Home Inspection & Environmental Testing, Ltd. ("AHI") in exchange for 1,000,000 shares of ESP's common stock issuable in installments over time, 250,000 warrants entitling the Chief Executive Officer of AHI to purchase 250,000 additional shares of ESP's common stock at a purchase price of $0.75 per share for a period of five years from the date of the closing, plus $950,000 in cash, payable in installments over time.

         AHI was founded in 1994 to meet the growing public need for household environmental testing. AHI established a home inspection business that has redefined the expectations for traditional home inspection with standard-setting services for most major household environmental concerns. Today, AHI continues to define the home inspection industry. Whether a consumer is a homebuyer looking for the highest quality in home inspection services, or a homeowner with environmental concerns, AHI has the correct services available for them.

         Upon the closing of the Stock Purchase Agreement, Mr. Finigan was appointed by ESP as the Division President of the AHI Division, for a minimum of 275 days after the closing, and thereafter on an "at will" basis. Mr. Finigan handles all day-to-day responsibilities of the AHI Division, with the exception of any tasks to be handled specifically by ESP. Additionally, Mr. Finigan oversees the AHI Division's profit and loss responsibilities as stated and agreed to in the AHI 2007 Budget. Mr. Finigan's other responsibilities include the preparation of the monthly accounting reports for AHI, finalizing the AHI 2007 Budget, and mutually establishing a five year plan of action with ESP. Mr. Finigan was also appointed to ESP's Board of Directors on March 30, 2007.

         In 2006, AHI was ranked as number 360 in America's Top 500 Franchises by ENTREPRENEUR MAGAZINE, and is consistently ranked as one of the leaders in the home inspection industry. AHI maintains 61 highly trained inspectors in 40 states, and in Puerto Rico. Management believes that no other home inspection company prepares their inspectors to perform as many environmental services as AHI home inspectors are trained to perform. AHI home inspectors are trained to perform home inspections, mold assessments, air quality testing, seller preparation home inspections, final walk-through inspections (prior to closing), pool and spa inspections, new construction phase inspections, radon testing, lead dust sampling, water quality sampling, insect infestation inspection, septic system testing, carbon monoxide testing, electro-magnetic field testing, and arsenic residue on pressure treated decks.

ASSET ACQUISITION OF ROBERT G. JOHNSON'S COMPANIES

         On March 1, 2007, ESP entered into a term sheet with Robert G. Johnson, the 100% owner of each of the following Minnesota entities: International Association Managers, Inc., National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, and International Society of Meeting Planners (collectively, the "Entities").
International Association Managers, Inc. is the manager of each of the other Entities (the "Manager"). Collectively, the Entities are engaged in the businesses of operating associations for construction inspection, environmental inspection and testing, promotion and development of home inspection, professional realty and appraisal reports, the provision of meeting planners, the promotion of ongoing education in appraisal review, and mortgage underwriting (collectively, the "Business").

         INTERNATIONAL ASSOCIATION MANAGERS, INC.

         International Association Managers, Inc. ("IAMI") is the management company for the following trade associations: National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, International Society of Meeting Planners and National Association of Review Appraisers and Mortgage Underwriters. IAMI is a leading management company providing professional offices and experienced "association management" staff offering day-to-day management, educational event planning, membership services, new membership marketing, board of directors' coordination, accounting, legal coordination, strategic planning, and database maintenance.

         IAMI is a full service association management company with the ability to work with trade associations that have between 250 members to 50,000 members.

         NATIONAL ASSOCIATION OF REAL ESTATE APPRAISERS

         National Association of Real Estate Appraisers ("NAREA") is a Professional Organization founded in 1966, making available highly qualified Real Estate Appraisers to those requiring Professional Appraisal Reports. NAREA is one of the largest Professional Associations in the United States. NAREA has earned the credibility and public trust one needs when affiliating with a professional organization. The Code of Ethics and Uniform Standards of
Professional Appraisal Practice ("USPAP"), to which a member must adhere, give the industry the assurance it needs when accepting an appraisal report from a NAREA designated member. Professionally presented education programs enhance the member's knowledge. Along with the regular seminars nationwide and an annual Appraisal Expo and Conference, members receive bimonthly newsletters, appraisal guidelines, updates on regulations, the Annual Membership Directory, and legislative monitoring of the issues affecting the Appraisal industry.

         ENVIRONMENTAL ASSESSMENT ASSOCIATION

         Environmental Assessment Association ("EAA") is an international organization dedicated to providing members with information and education in the environmental industry relating to environmental inspections, and testing. EAA represents thousands of environmental professionals who provide services to a wide variety of clients including lenders, federal and state agencies, private companies and many others.

         The Environmental Assessment Association's membership consists of environmental inspectors, lenders, remediation firms and government agencies. The Environmental Assessment Association offers several professional and memberships, making the Association one of the largest in the world for environmental professionals, and providing the largest networking association in the country. EAA has worked closely with environmental protection agencies and has maintained a reputation of "being involved."

         ASSOCIATION OF CONSTRUCTION INSPECTORS

         Association of Construction Inspectors ("ACI") is one of the largest professional organizations for those involved in construction inspection and construction project management. ACI is also the leading association providing standards, guidelines, regulations, education, training, and professional recognition in a field that is an important procedure for both residential and commercial construction. Members of ACI provide a vital service to the construction industry, providing both construction inspections (verifying percentage of completion for the purpose of draw requests) and construction project management (providing full construction monitoring, paying of the contractor and sub-contractors, verify each stage of construction and reporting to the client).

         HOUSING INSPECTION FOUNDATION

         Housing Inspection Foundation ("HIF") is an organization of professionals dedicated to the promotion and development of home inspection. The Housing Inspection Foundation was created to provide members with information, education, standards, ethics, and professional recognition. The home inspection industry is the fastest growing profession today. This creates new opportunities for those who are involved in the real estate, construction and environmental fields that are willing to learn how to perform these vital services, including home inspectors, building inspectors, real estate professionals, construction inspectors, remodeling contractors.

         INTERNATIONAL REAL ESTATE INSTITUTE

         International Real Estate Institute ("IREI") is a professional organization founded in 1966, making available highly qualified real estate professionals to those requiring professional realty reports. IREI is one of the largest professional associations in the world, with more members in more cities than many other organizations. IREI has earned the credibility and public trust one needs when affiliating with a professional organization. The Code of Ethics and Professional Standards of Professional Real Estate Practice, to which a member must adhere, gives the industry the assurance it needs when accepting an appraisal report from a IREI designated member. Professionally presented education programs enhance the member's knowledge. Along with the weekly seminars and an annual Realtor Expo and Conference, members receive bimonthly newsletters, real estate guidelines, updates on regulations, the Annual Membership Directory, and legislative monitoring of the issues affecting the real estate industry.

         INTERNATIONAL SOCIETY OF MEETING PLANNERS

         International Society of Meeting Planners ("ISMP") is a professional organization founded in 1966, making available highly qualified meeting planners to those requiring professional meeting planners. ISMP is one of the largest professional associations in the United States, with more members in more cities than many other organizations.

         ISMP has earned the credibility and public trust one needs when affiliating with a professional organization. The Code of Ethics and Uniform Standards of Professional Meeting Planners Practice, to which a member must adhere, gives the industry the assurance it needs when accepting a meeting report from a ISMP designated member. Professionally presented education programs enhance the member's knowledge. Along with the weekly seminars and an annual Planners Expo and Conference, members receive bimonthly newsletters, meeting guidelines, updates on regulations, the Annual Membership Directory, and legislative monitoring of the issues affecting the society industry.

        NATIONAL ASSOCIATION OF REVIEW APPRAISERS & MORTGAGE UNDERWRITERS

         Established in 1975, the National Association of Review Appraisers & Mortgage Underwriters ("NARA/MU") is a non-profit organization dedicated to maintaining professional standards and promoting ongoing education in the fields of appraisal review and mortgage underwriting. The growth and recognition which NARA/MU and its members have experienced is an indication that these specialized fields were long overdue in being represented on a professional basis.

         NARA/MU membership consists of members representing international corporations, banks, thrifts, insurance companies, accounting firms, law firms, and private real estate lenders. Virtually all the major federal agencies are represented as are hundreds of state and local government agency real estate professionals. In addition, NARA/MU membership includes a substantial number of independent real estate appraisers and consultants who are involved in reviewing and mortgage underwriting.

         Federal and state regulators are requiring that lenders have a sound policy for the review of appraisals and an overall quality control program for underwriting. NARA/MU has been showing lenders and other real estate professionals how to establish these kind of programs since 1975 through information and education. Members are not only recognized as the most experienced and competent in the industry, many are making the rules that the industry must follow. The NARA/MU offers the opportunity to stay abreast of the appraisal review, appraisal and mortgage underwriting industries.

REVENUE MODEL

         ESP and its affiliates earn revenue through a number of sources. First, PES generates revenue by conducting onsite home and office indoor air quality inspection tests, as well as inspecting suspect surface areas that may be moist, porous, or already growing mold. Next, PES provides for laboratory testing of any such surface area, thereby earning revenue by charging clients for the service. Should the laboratory tests come back positive for mold or any other known toxin, PES will then provide the client with temporary encapsulation or air scrubbing as a remedial measure, charging the client for the service. If further measures are required, PES will then propose reports by its Certified Industrial Hygienists recommending remediation procedures and referring the client to hygienist and remedial services. PES' reports may include detailed remediation protocols and post-remediation testing and interpretations, all at a cost to the client which in part produces revenue for PES. Another way that PES earns revenue is through the selling of franchises throughout the country.

         ESP is expected to earn additional revenue in the future from its recent acquisitions of NPS and AHI, and the pending acquisition of the Entities currently owned by Robert G. Johnson. Revenue from these businesses include initial and ongoing franchise fees and royalties, and association fees and dues. There is no assurance, however, that ESP or any of its subsidiaries or divisions will be profitable.

MARKETING

         ESP and its affiliates have been chosen to sit on NAMMP's governing board and various other committees, which have been created to develop and promote new standards for IAQ reporting as well as new standards for the training of future assessors.

         ESP and its affiliates business market will primarily include residential and commercial property inspectors, pest and termite inspectors, building management firms, property developers, and remediation and abatement companies.

         ESP and its affiliates have assembled a group of individuals from different backgrounds, education, experience, and qualifications into an operational and marketing team. As a team, the various individuals have experience in operations, sales and marketing, as well as financial expertise. Several of ESP and its affiliate's team members have seats on various boards and committees for creating industry standards and perfecting changes within the insurance industry regarding IAQ liability.

         The overall marketing goals include: generating brand awareness, generating sales of CEHI training, environmental inspection tests and the continued acquisition of complimentary companies. These goals are expected to be achieved through three separate and distinct marketing strategies which will target: (1) CEHI prospects; (2) consumers; and (3) business-to-business prospects. ESP and its affiliates are not going to engage in the typical new product rollout advertising campaign. Its campaign is more complex since the target market is comprised of multiple segments. Rather, ESP and its affiliates rollout seeks to reach three distinctively different groups: (1) the CEHI prospect (targeted through member lists of existing inspector organizations, trade shows, and the internet); (2) the consumer (which may be easier to reach as it allows for mass marketing); and (3) business-to-business, which will be the major focus of advertising and direct marketing to create a client base for ESP and its affiliates.

         One of the first priorities of this strategy is to redesign ESP's existing logo to strengthen it for use on a national scale. The current logo needs to be graphically enhanced for greater impact. This is the key to creating an image of strength that will work well on a wide variety of backgrounds, from business cards and forms, to truck signs, to television and even billboards. Another major priority of the marketing campaign will be the development of a website for ESP. The website will be a tool that will be fully utilized in all three prongs of the marketing program, and will be a key medium to reach those segments in a cost effective way. Consumers will likely discover ESP through search engines, whether consumer, business-to-business or franchise prospects. A very strong, user friendly site to guide prospects to any of the three areas of interest is highly recommended. Although the cost of development of a first-rate site will be high, this is a fundamental key to promoting ESP, both quickly and successfully.

         ESP's sales strategy will combine the strengths of its core business model with targeted affiliations and acquisitions to provide the most comprehensive offerings in the market place. These planned activities will be implemented as follows: sales and training seminars, and active solicitation through various networks of franchise prospects, consumers, insurance companies, business-to-business networks, realtors, remediators, and contractors.

         As far as advertising and promotions are concerned, the most important prong of the three-pronged marketing plan is to acquire prospects for franchises. Considerable thought needs to go into this marketing strategy. Trade shows would likely be the most effective route for advertising, outside and in conjunction with the website. To be successful at trade shows, ESP will need:
(1) booth design and construction resulting in a highly professional booth with large screen TV that will be used to show a professional loop video of the benefits of using ESP's services; and (2) brochures and other collateral information. Other marketing tools ESP plans to utilize include: (1) direct marketing through the mail to lists of previous franchise prospects, as well as to existing pest control franchise owners; (2) 30 minute television infomercials that will air information directed toward franchise opportunities; (3) strategic search engine placement; (4) dimension specific space ads; (5) ten to fifteen second television commercials directed to the consumer, as well as 30 minute television infomercials directed to consumers living in humid or wet climates;
(6) use of the Yellow Pages; (7) business-to-business target marketing aimed at generating name recognition and awareness among real estate service professionals; (8) direct marketing to realtors; (9) direct marketing to remediators; and (10) direct marketing to contractors if the budget allows.

COMPETITION

         Although the non-industrial indoor air quality industry is a new and emerging market, ESP and its affiliates are subject to strong competition. Its principal competitors are other Certified Industrial Hygienists ("CIHs"), home inspectors, termite inspectors, and remediation and abatement companies. Due to the new and upcoming insurance regulations for assessor certifications, many of these competitors may not have the certifications that will be required by the insurance industries. Nevertheless, ESP and its affiliate's hygienist service market will be competing against testing firms, insurance companies, brokers and agents, as well as others who do not become a CEHI through ESP and its affiliates. In fact, many of these competitors are currently clients of ESP and its affiliates. For example, competing Certified Industrial Hygienists may use CEHIs for testing, and competing assessors may use ESP and its affiliate's training and Certified Industrial Hygienist services. There are numerous indoor air quality assessors, surveyors, and Certified Industrial Hygienists that directly compete with ESP and its affiliates, and that have greater financial and managerial resources than ESP and its affiliates. Many of these competitors have longer operating histories and more brand recognition than ESP and its affiliates. There is no assurance that ESP and its affiliates will successfully compete in the indoor air quality testing and reporting industry.

GOVERNMENT REGULATION

         ESP and its affiliates are subject to various federal, state and local laws affecting regulation of the indoor air quality testing industry. ESP is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Labor laws apply to the employment of workers. Furthermore, ESP and its affiliates will be required to obtain business licenses from state and local governments in order to operate its facilities. ESP and its affiliates must also obtain certifications for their Certified Industrial Hygienists from the local or state jurisdictions when ESP and its affiliates decide to operate in other states.

TRADEMARKS AND TRADENAMES

         PES, a wholly owned subsidiary of ESP, owns the following registered trademarks/service marks: (1) Environmental Sampling Professionals, Inc.(R), registration number 2721471; and (2) ESP and Design(R), registration number 2788620.

         AHI, a wholly owned subsidiary of ESP, owns the following registered trademarks/service marks: (1) Allstate Home Inspection & Household Environmental Testing(R), registration number 2509084; (2) and Advance Look(R), registration number 3035162.

EMPLOYEES

         As of March 31, 2007, ESP and its affiliates employed eleven people on a full-time basis. In addition, we utilize the services of several consultants and part-time employees on a regular basis.

SEASONALITY

         ESP's operations are expected to be somewhat affected by seasonal fluctuations due to the rainy and wetter conditions during the fall and winter, as opposed to the drier conditions during spring and summer. Management does not, however, expect the disparity in cash flow from summer and winter to be detrimental to the operation of the companies on an overall basis.

ITEM 2. PROPERTIES

         ESP and its affiliates currently lease three different spaces, one located at 91 Summer St, Barre, Vermont 05641, one located at 39 Elmwood Ave, Barre, Vermont 05641 and a third at 1111 E. Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262. The Palm Springs location is ESP's main office with approximately 4,433 square feet of office space at a rental rate of approximately $6,000 per month pursuant to a three year lease which commenced in August, 2006. The Barre locations are the AHI division office with approximately 2,000 square feet and a training center with approximately 3,000 square feet. These locations rent for $900.00 per month and $1,400.00 per month respectively pursuant to one year leases which started in September, 2006 and December, 2006.

ITEM 3. LEGAL PROCEEDINGS

KIMBERLEY D. JAMESON V. PACIFIC ENVIRONMENTAL SAMPLING. ETC., ET AL.

         On March 6, 2006, Ms. Jameson filed an overtime compensation claim against PES. The California Division of Labor Standards Enforcement Hearing Officer ruled in favor of Ms. Jameson. PES filed a timely appeal of the decision with the Superior Court of California. On February 14, 2007 a trial was held concerning this matter. At this time the Judge has not ruled on his findings. PES believes that the claim is unfounded and the PES will prevail. The Hearing Officer's finding was in the amount of $43 thousand.

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On December 6, 2006, John Cooley, a former PES employee and director, filed a civil complaint against Pacific Environmental Sampling, Inc. and Environmental Service Professionals, Inc. The complaint alleged claims for:
Breach of Fiduciary Duty; Fraud; Declaratory Relief; Injunctive Relief; Constructive Trust; and appointment of a Receiver.

         On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and for appointment of a receiver. Both of Cooley's requests were denied by the Court. ESP and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the fraud claim and the demurrer was sustained. Cooley was permitted by the Court to file a First Amended Complaint to attempt to correct deficiencies. With an extension, the First Amended Complaint was filed on March 27, 2007.

         The action is still in the early pleading and discovery stage, and ESP and its affiliates cannot predict the outcome. However, ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         ESP's common stock began trading on March 16, 2007 on the OTC Bulletin Board Market under the symbol "EVSP," and before that on the Pink Sheets under the same symbol. The range of high and low bid quotations for the last fiscal quarter so far have been as follows:

   First Quarter to end on March 31, 2007          HIGH                  LOW
                                                   ----                  ---

                                                   1.01                  0.52


         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of March 31, 2007, there were approximately 106 record holders of ESP's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of March 31, 2007, there were approximately 14,743,624 shares of common stock outstanding on record.

DIVIDENDS

         ESP has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         During 2006, no Stock Option Plan was adopted for any Directors, Officers, Employees, Key Consultants, or any other individual.

WARRANTS

         For the fiscal year ended December 31, 2006, ESP issued warrants to purchase a total of 4,808,446 shares of unregistered common stock, 4,050,000 of which were issued to founders, key executives and consultants at an exercise price of $0.75 per share, 388,446 of which were issued to investors at an exercise price of $0.75 per share, and 370,000 of which were issued at an exercise price of $1.00 per share. All of these warrants expire on November 30, 2011.

         In addition, in February 2007, ESP issued warrants to purchase 1,350,000 shares of unregistered common stock to consultants at an exercise price of $0.25 per share expiring in February 2010 and in March 2007, ESP issued warrants to purchase 93,444 shares of unregistered common stock to investors at an exercise price of $0.75 per share expiring in January 2012.

         As of March 31, 2007, none of the warrants had been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Environmental Service Professionals, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ESP and its affiliate's actual results to be materially different from any future results expressed or implied by ESP and its affiliates in those statements. The most important facts that could prevent ESP and its affiliates from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of ESP's stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of ESP and its affiliates to earn revenues or profits;
         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans and to make planned acquisitions;
         (e)      inadequate capital to continue business;
         (f) changes in demand for ESP and its affiliate's products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      loss of customers and franchisees;
         (j)      insufficient revenues to cover operating costs; and
         (k)      default on outstanding notes and other liabilities.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ESP cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ESP and its affiliates or persons acting on its behalf may issue. ESP and its affiliates does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with ESP's condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         During 2006, management's main effort was focused on positioning ESP and its affiliates deeper into the newly emerging mold testing and inspection industry, and beginning to reshape its structure to create a national organization that would be poised to take the leadership role in the moisture, mold, and home inspection industries. Today, management believes significant progress has been made. With the establishment of ESP's primary service programs have been established. Now through its subsidiaries, ESP plans to launch several new programs that will reshape the moisture, mold and home inspection industries as we know them today, with the focus being to cause these industries to become one. ESP plans to acquire other independent owner-operators in home inspection, mold inspection, moisture and related environmental industries throughout the United States and Canada, holding them as new subsidiaries or operating divisions. In 2007, ESP plans to make several strategic acquisitions that will enable it to invest time and resources in developing and delivering state-of-the-art procedures and tools to provide environmental services for addressing many environmental issues in the building, residential, commercial and real estate industries.

         Management envisions 2007 as a year for bringing together several industries that are ready for consolidation. Consolidation will provide for more cost effective services, which will potentially increase the level of service and increase profit potential. For example, in late 2006 the home inspection industry had experienced a reduction in revenue of between 30% and 50% due to a lower number of sales in the real estate market. Management feels that businesses must be able to continue in both strong and weak markets, and therefore has created a new revenue stream through its CEHI Program which should only generate significant additional revenue.

         Management understands the issues that currently affect ESP will affect the insurance, mortgage banking, real estate and building industries as it relates to moisture and mold related issues. Management understands the relationship between these industries and the consumer, and understands the significant costs associated with these issues. Management feels that the consumer must be kept as a key component to the equation by providing a solution that will benefit all parties. In this vein, management has developed ESP's Annual Moisture Mold Management Inspection Program. The program is designed to be a well-balanced, cost effective solution to an environmental issue that for many years has not been dealt with due to the uncertainty of liability. Management believes that the best way to navigate through different industries and to grow ESP's profit is through voluntary measures to sooth community concerns and through promoting ESP's image as a company that improves the consumer's daily life and safety.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of ESP's financial condition and results of operations are based upon ESP's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires ESP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor ESP's estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base ESP's estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from ESP's estimates if past experience or other assumptions do not turn out to be substantially accurate. Additional disclosure regarding applicable critical accounting policies is included in the notes to ESP's consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUE

        Total revenue for the twelve month period ended December 31, 2006 increased by $82,319 to $82,319 from $0 in the prior year. This increase in revenue was a result of the reverse merger of PES into Glas-Aire Industries Group, Ltd., which then changed its name to Environmental Service Professionals, Inc. (ESP). This revenue is PES revenue from October 12, 2006 through December 31, 2006. It does not include any PES revenue before that date.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $471,208, up from $226,874 in 2005, to $644,287 for the year ended December 31, 2006. This increase in general and administrative expenses was the result of increased staffing of office and clerical personnel of $177,977 from the prior period and increased professional and consulting fees of $59,382 from the prior period, which were partially offset by reductions in other categories.

NET LOSS

         Net loss increased by $230,181, or 74%, to $540,622 for the year ended December 31, 2006, compared to the prior year where the net loss was $310,441. This increase in net loss was the result of an increase in general and administrative expenses and marketing costs, as well as significant costs incurred for the reverse merger of PES into ESP (formerly Glas-Aire Industries Group, Ltd.). Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         ESP had net cash of $302,943 at December 31, 2006, as compared to $1,832 at December 31, 2005.

         During the year ended December 31, 2006, ESP used $514,144 of cash for operating activities, as compared to $32,718 during the year ended December 31, 2005. The increase in the use of cash for operating activities was a result of legal fees incurred to go public, and other general and administrative expenses.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2006 was $770,996, as compared to $0 during the year ended December 31, 2005. Since January 1, 2007, ESP's capital needs have primarily been met from the proceeds of private placements and, to a lesser extent, sales.

         ESP will have additional capital requirements during 2007 if it continues with its plan of developing new programs and requisite services and acquiring new businesses. Although we cannot quantify these anticipated costs with specificity, we estimate that ESP will incur approximately $3,600,000 of business acquisition costs and $980,000 in marketing and sales costs during the twelve months of operations ending December 31, 2007. We do not anticipate, however, any significant capital equipment expenditures. There is no assurance that actual business acquisition and marketing costs will not exceed or be different than the amounts expected by ESP's management. We intend to meet ESP's cash requirements through private placements of ESP's capital stock and short-term promissory notes, sales of ESP's services, and franchise and association revenue. We cannot assure that ESP will have sufficient capital to finance ESP's growth and business operations or that such capital will be available on terms that are favorable to ESP or at all. We are currently incurring operating deficits and business acquisition costs that are expected to continue for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS OF ENVIRONMENTAL SERVICE PROFESSIONALS, INC.



                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




                                    CONTENTS


                                                                            PAGE


Reports of Independent Registered
        Public Accounting Firms ........................................     20

Balance Sheet as of December 31, 2006...................................     21

Statement of Operations for the years ended
        December 31, 2006 and 2005......................................     22

Statement of Changes in Shareholders Equity for the years ended
         December 31, 2006 and 2005.....................................     23

Statement of Cash Flows for the years ended
        December 31, 2006 and 2005......................................     24

Notes to Financial Statements ...........................................  25-37

                          CHANG G. PARK, CPA, PH. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615O
                 * TELEPHONE (858)722-5953 * FAX (858) 408-2695
                         * E-MAIL CHANGGPARK@GMAIL.COM *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Environmental Service Professionals, Inc.
(Formerly Glas-Aire Industries Group Ltd.)
Palm Springs, CA


We have audited the accompanying consolidated balance sheets of Environmental Service Professionals, Inc. (Formerly Glas-Aire Industries Group Ltd., the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glas-Aire Industries Group Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Chang G. Park, CPA
--------------------
Chang G. Park, CPA

February 23, 2007
Chula Vista, CA. 91910



        MEMBER OF THE CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
          REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

          ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (Formerly Glas-Aire Industries Group, Ltd.)
                           Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------

                                     ASSETS

                                                                             AS OF                   AS OF
                                                                         DECEMBER 31,             DECEMBER 31,
                                                                             2006                     2005
                                                                       ------------------       -----------------

      CURRENT ASSETS
      Cash & cash equivalents                                        $           302,943     $             1,832
      Accounts receivable                                                        258,989                       -
      Prepaid expense                                                              1,432

                                                                      ------------------       -----------------

      TOTAL CURRENT ASSETS                                                       563,364

      NET PROPERTY & EQUIPMENT                                                    38,820                       -

      OTHER ASSETS
      Deposits                                                                    72,026                       -
      Net trademarks                                                                 563                       -
      Goodwill                                                                 8,819,698
      Investments in business areas                                               15,779                       -

                                                                       ------------------       -----------------

      TOTAL OTHER ASSETS                                                       8,908,066
                                                                       ------------------       -----------------

            TOTAL ASSETS                                             $         9,510,250     $             1,832
                                                                       ==================       =================

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
      Accounts payable and accrued liabilities                       $           427,298     $           382,731
      Line of credit                                                             101,962                       -
      Income taxes payable                                                        35,500                  35,500
      Loans payable                                                              238,000                       -
                                                                      ------------------       -----------------

      TOTAL CURRENT LIABILITIES                                                  802,760                 418,231

      LONG-TERM LIABILITIES                                                      859,831                       -
                                                                       ------------------       -----------------

      TOTAL LONG-TERM LIABILITIES                                                859,831                       -
                                                                       ------------------       -----------------

            TOTAL LIABILITIES                                                  1,662,591                 418,231

      STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 16,618,463 shares and 2,711,213 shares issued and
         outstanding as of December 31, 2006 and 2005, respectively)              16,618                  27,112
      Paid-in capital                                                         10,364,487               1,549,313
      Foreign currency translation adjustment                                          -                 652,778
      Retained earnings                                                       (2,533,446)             (2,645,602)
                                                                       ------------------       -----------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     7,847,659                (416,399)

              TOTAL LIABILITIES &
                                                                       ------------------       -----------------
                         STOCKHOLDERS' EQUITY (DEFICIT)              $         9,510,250     $             1,832
                                                                       ==================       =================

              See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (Formerly Glas-Aire Industries Group, Ltd.)
                      Consolidated Statement of Operations

-------------------------------------------------------------------------------------------------------------------------------
                                                                                       YEAR ENDED               YEAR ENDED
                                                                                      DECEMBER 31,             DECEMBER 31,
                                                                                          2006                     2005
                                                                                    -----------------        ------------------
REVENUES
  Income                                                                            $         82,319         $               -
                                                                                    -----------------        ------------------

NET REVENUE                                                                                   82,319                         -

COST OF GOODS SOLD
  Purchases                                                                                   15,282                         -
                                                                                    -----------------        ------------------

TOTAL COST OF GOODS SOLD                                                                      15,282                         -
                                                                                    -----------------        ------------------

GROSS PROFIT                                                                                  67,037                         -

OPERATING EXPENSES
  Depreciation                                                                                 3,205                         -
  General and administrative                                                                 644,082                   226,874
                                                                                    -----------------        ------------------

TOTAL OPERATING EXPENSES                                                                     647,287                   226,874
                                                                                    -----------------        ------------------

INCOME (LOSS) FROM OPERATIONS                                                               (580,250)                 (226,874)

OTHER INCOME (EXPENSES)
  Interest income                                                                                  1                        94
  Interest expense                                                                           (16,416)                  (83,661)
  Other income                                                                                57,043                         -
  Miscellaneous expense                                                                       (1,000)                        -
                                                                                    -----------------        ------------------

TOTAL OTHER INCOME (EXPENSES)                                                                 39,628                   (83,567)
                                                                                    -----------------        ------------------

NET INCOME (LOSS)                                                                           (540,622)                 (310,441)
                                                                                    =================        ==================

 BASIC EARNING (LOSS) PER SHARE                                                     $          (0.07)        $           (0.11)
                                                                                    -----------------        ------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES - BASIC AND DILUTED                                                        7,214,324                 2,711,213
                                                                                    =================        ==================

             See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (Formerly Glas-Aire Industries Group, Ltd.)
             Consolidated Statement of Stockholder Equity (Deficit)
                 For the Years Ended December 31, 2006 and 2005

----------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONAL
                                                COMMON      COMMON        PAID-IN       RETAINED       FOREIGN         TOTAL
                                                SHARES       STOCK        CAPITAL       EARNINGS       CURRENCY
                                                                                        (DEFICIT)     TRANSLATION
----------------------------------------------------------------------------------------------------------------------------------

 Balance, December  31, 2004                    2,711,213       27,112     1,549,313     (2,335,161)       652,778       (105,958)

 Net loss for the year ended
 December 31, 2005                                                                         (310,441)                     (310,441)

----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2005                    2,711,213       27,112     1,549,313     (2,645,602)       652,778       (416,399)
----------------------------------------------------------------------------------------------------------------------------------

Shares issued on April 24, 2006                 3,170,522       31,705       285,475                                      317,180

Shares Adjustment                                    (583)          (6)            6                                            -

Reverse Split 1 to 3.75 on October 11, 2006    (4,312,689)     (57,243)       57,243                                            -

Shares Issued on October 11, 2006              14,625,000       14,625     8,175,375                                    8,190,000

Shares Issued On December 1, 2006                 425,000          425       297,075                                      297,500

Foreign Currency Translation                                                                652,778       (652,778)             -

 Net loss for the year ended
 December 31, 2006                                                                         (540,622)                     (540,622)
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2006                   16,618,463     $ 16,618  $ 10,364,487    $(2,533,446)           $ -    $ 7,847,659

















            See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (Formerly Glas-Aire Industries Group, Ltd.)
                      Consolidated Statement of Cash Flows

----------------------------------------------------------------------------------------------------------------
                                                                                YEAR ENDED          YEAR ENDED
                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                  2006                2005
                                                                             --------------     ---------------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               (540,622)     $     (310,441)

   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
       Depreciation                                                                   3,205                   -
       Amortization                                                                   3,969                   -
       Common Stock and options for compensation                                    317,180                   -
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                    70,081                   -
       (Increase) decrease in prepaid expenses                                       (1,432)                  -
       (Increase) decrease in accounts payable and accrued expenses                (366,525)            277,723
                                                                              --------------     ---------------

        NET CASH USED BY OPERATING ACTIVITIES                                      (514,144)            (32,718)


   CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                   -
                                                                              --------------     ---------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               -                   -

   CASH FLOWS FROM FINANCING ACTIVITIES

     Line of credit                                                                  26,165                   -
     Increase in loan payable                                                        10,000                   -
     Proceeds from long-term liabilities                                            734,831                   -
                                                                              --------------     ---------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         770,996                   -
                                                                              --------------     ---------------

       NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           256,852             (32,718)

      CASH AT BEGINNING OF YEAR                                                       1,832              34,550
      CASH AT OCTOBER 11, 2006 OF SUBSIDIARY                                         44,259                   -
                                                                              --------------     ---------------

       CASH AT END OF YEAR                                                    $     302,943      $        1,832
                                                                              ==============     ===============


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid for Interest                                                     $           -      $            -
                                                                              ==============     ===============

   Income taxes paid                                                          $           -      $            -
                                                                              ==============     ===============

   SUPPLEMENTAL DISCLOSURES OF NON CASH
   ACTIVITIES:

      Common stock issued for acquisition subsidiary                          $   8,487,500      $            -
      Increase in accounts receivable from acquisition                             (329,070)                  -
      Increase in property & equipment from acquisition                             (42,025)                  -
      Increase in deposits from acquisition                                         (72,026)                  -
      Increase in goodwill from stock issuance                                   (8,819,698)                  -
      Increase in trademarks from acquisition                                          (587)                  -
      Increase in investment in business areas from acquisition                     (19,725)                  -
      Increase in accounts payable and accrued liabilities from acquisition         411,093                   -
      Increase in line of credit from acquisition                                    75,797                   -
      Increase in loan payable from acquisition                                     228,000                   -
      Increase in long-term liabilities from acquisition                            125,000                   -
                                                                              --------------     ---------------
                                                                              $      44,259      $            -
                                                                              ==============     ===============

                     See Notes to the Financial Statements.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NATURE OF OPERATIONS:

Environmental Services Professionals, Inc. (formerly Glas-Aire Industries Group Ltd.), a Nevada corporation ("ESP" or the "Company") was incorporated on September 29, 1992. Prior to ceasing business in March 2004, the Company manufactured and distributed wind deflector products to automobile manufacturers in the United States, Canada and Japan.

The Company franchises the right to operate a business that provides limited mold, moisture and allergen survey services for residential and commercial buildings utilizing the Company's mandatory central call center. Visual inspections and collecting of samples are part of the survey services that are offered. An accredited laboratory analyzes these samples and the results are reported to the clients. Temporary containment services are offered as appropriate.

ESP has received approval by the appropriate governmental agencies, to offer franchises throughout 41 states within the United States that do not require specific state registration.

On May 19, 2005, July 30, 2004 and January 9, 2003, Pacific Environmental Sampling, Inc. ("PES"), the operating division of ESP, received approval from the California Department of Corporations to offer franchises within the State of California. Said approval is required on a yearly calendar basis. Currently, the Company is authorized to offer franchises within the State of California until April 20, 2006. In March of 2007 ESP decided to discontinue the business of offering franchises.

As of October 11, 2006, the Company completed (a) a one for 3.75 reverse split of its total issued and outstanding common stock, (b) an amendment to its Articles of Incorporation changing its name to Environmental Service Professionals, Inc. and increasing its authorized common stock to 100,000,000 shares, par value $0.001 per share and (c) the closing of its reverse merger with PES pursuant to which PES became a wholly-owned subsidiary of the Company, and PES's management and shareholders assumed control of the Company (See Note
12)

On December 1, 2006, the Company closed its acquisition of National Professional Service Inc. (NPS) pursuant to which NPS became a wholly-owned subsidiary of the Company.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ACCOUNTING METHOD

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP"). The Company has elected a December 31, year end.

B. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Environmental Service Professionals, Inc., the parent Company, and Pacific Environmental Sampling, Inc., a California corporation, and National Professional Service Inc., a Delaware Corporation, the Company's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D.   ESTIMATES AND ADJUSTMENTS

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E.   ACCOUNTS RECEIVABLE

Management considers accounts receivable to be fully collectible; according, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. CONCENTRATION OF CREDIT RISK

The Company maintains their cash in bank deposit accounts that at times may exceed federally insured limits. ESP. has not experienced any losses in such accounts. Management believes that they are not exposed to any significant credit risk related to cash.

PES [maintains credits with Bank of America. Management performs periodic evaluations of the relative credits standing to the financial institution. The
Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2006 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

G. REVENUE RECOGNITION AND FRANCHISE FEES

Revenue includes the following: ESP revenue consists of survey services that include visual inspections and collecting of samples. The Company recognizes revenue when services on contracts are provided.

The Company follows Statement of Financial Accounting Standards No. 45 - "Accounting for Franchise Fee Revenue."

Under this provision franchise fee revenue from an individual franchise sale ordinarily is recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. Substantial performance for the franchisor means that (a) the franchisor has no remaining obligation or intent - by agreement, trade practice, or law - to refund any cash received or forgive any unpaid notes or receivables; (b) substantially all of the initial services of the franchisor required by the franchise agreement have been performed; and (c) no other material conditions or obligations related to the determination of substantial performance exist.

If the franchise agreement does not require the franchisor to perform initial services but a practice of voluntarily rendering initial services exists or is likely to exist because of business or regulatory circumstances, substantial performance is not be assumed until either the initial services have been substantially performed or reasonable assurance exists that the services will not be performed. The commencement of operations by the franchisee is presumed to be the earliest point at which substantial performance has occurred, unless it can be demonstrated that substantial performance of all obligations, including services rendered voluntarily, has occurred before that time.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Continuing franchise fees are reported as revenue as the fees are earned and become receivable from the franchisee. Costs relating to continuing franchise fees are expensed as incurred. Although a portion of the continuing fee may be designated for a particular purpose, such as an advertising program, it is not recognized as revenue until the fee is earned and becomes receivable from the franchisee.

H. GOODWILL

In accordance with Statements of Financial Accounting Standards No. 142, goodwill is not amortized since it has an indefinite life. Instead, it is tested annually for impairment. During the year ended December 31, 2006 there were no changes in the carrying amount of goodwill.

I. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.


NOTE 3.  CONTRACTS RECEIVABLE - FRANCHISE FEES

During 2004, the Company began offering financing arrangements in the franchise fee agreements. The terms of the agreements call for 36 consecutive monthly payments with an interest rate ranging from 6% to 8% depending upon the value of the total franchise fee amount and the down payment received under the franchise agreement.


NOTE 4. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging, five years for tenant improvements, and five to seven years on furniture and equipment.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005


NOTE 4. PROPERTY & EQUIPMENT(CONTINUED)

                                                          DECEMBER 31,
                                                             2006
                                                      --------------------
           Software                                        $       15,000
           Machinery & equipment                                   24,442
           Furniture & fixtures                                    17,583
           Computers                                               40,854
           Automotive equipment                                     8,000
                                                      --------------------
                                                           $      105,879
           Less Accumulated Depreciation                          (67,059)
                                                      --------------------
           NET PROPERTY AND EQUIPMENT                      $       38,820
                                                      ====================

Depreciation expense for the year ended December 31, 2006 was $ 3,365.


NOTE 5. LINES OF CREDIT

The Company has two lines of credit, one for $75,000 and another one for $30,000. Both lines of credit are in an adjustable rate loan. The loans are open revolving lines of credit, and annual interest rates are 11.24% and 12.5%, respectively. There are no restrictions on the use of this line of credit. There was an outstanding balance of $72,929 and $30,326, respectively, as of December 31, 2006.


NOTE 6.  INTANGIBLE ASSETS

Intangible assets consist of two trademarks, an investment in business areas and goodwill.

TRADEMARKS

The trademarks are stated at cost, less amortization of $414 as of December 31, 2006. The trademarks are being amortized over the initial registration period of ten years. Trademark registration may be renewed every ten years into perpetuity.

INVESTMENT IN BUSINESS AREAS

Business areas consist of one or more designated zip codes. The business area is considered open when a yellow page advertisement listing is made and at least one test has been conducted.

A total of 44 business areas have been opened through December 31, 2006, of which 32 have been sold under franchise agreements, with the remaining open areas are being operated by PES.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005


NOTE 6.  INTANGIBLE ASSETS(CONTINUED)

At December 31, 2002, $78,899 was capitalized relating to start-up costs and is being amortized over 60 months. Amortization expense for the year ended December 31, 2006 was $15,780.

GOODWILL

On October 11, 2006, the Company issued 14,625,000 shares of common stock, which is valued at $8,190,000. At the time of merger, there was difference of $8,347,198 between net asset value of $(157,198) and fair market value of $8,190,000, which was booked as goodwill.

On December 1, 2006, the Company issued 425,000 shares of common stock, which is valued at $297,500, and paid $175,000 to acquire NPS. The Company booked $472,500 as goodwill.

The Company is valuing goodwill every year to determine impairment of goodwill. As of the end of 2006, there is no impairment.


NOTE 7. NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of December 31, 2006 consist of the following:

                                                December 2006
                                          ---------------------------
Unsecured loan to a related party with
annual interest of 3%.                            $  238,000

Unsecured notes, with annual interest of
10%.                                              $  859,831
                                          ---------------------------

                                                  $2,268,507
                                          ===========================



NOTE 8.  RELATED PARTY TRANSACTION

As of December 31, 2006 the Company has a note payable due to Pro Active Business Service, Inc. (a related party) in the amount of $238,000. This is an unsecured loan with an interest rate of 3%. Interest is currently being waived. (total expense)

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005


NOTE 9. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Palm Springs commencing August 1, 2006 with the option of renewal for an additional three years at a 5% increase each year.

The base rent is currently $6,206.00 per month. The following is a schedule of payments under the above operating lease:

           YEAR ENDING DECEMBER 31,                        AMOUNT
           ------------------------                     -------------
               2006                                     $ 25,954.00
               2007                                       76,022.00
               2008                                       79,822.00
                                                        -------------
                                                        $181,798.00

NOTE 10. STOCK WARRANTS

PES issued 4,808,446 shares of common stock and 4,808,446 common stock purchase warrants during the year ended December 31, 2006. The value of the warrants is derived by using Black-Scholes Option Pricing Model. As per FAS 123r, the volatility of the stock was calculated by using iShares Dow Jones US Consumer Services Fund data for the five previous years, since the PES shares were not traded. Risk free rate of 4.63% is that of two-year treasury bills as of the issue date. For the stock price, we used that of net asset value per share, which was $.008 as of the year ended December 31, 2005. The value of warrants, however, was $0.

After the merger, these warrants were exchanged with those of the Company on one-on-one basis.


NOTE 11. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                           DECEMBER 31,         DECEMBER 31,
                                               2006                2005
                                       --------------------- -------------------

NET INCOME (LOSS) FROM OPERATIONS       $    (540,622)       $         (310,441)

BASIC INCOME / (LOSS) PER SHARE         $       (0.07)                    (0.11)
                                       ===================== ===================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         7,214,324                 2,711,213
                                       ===================== ===================

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005


NOTE 12. STOCK TRANSACTIONS AND BUSINESS COMBINATIONS

On April 24, 2006 the Company issued 2,440,000 shares of common stock to management in lieu of the payment of their services.

On April 24, 2006 the Company issued 236,772 shares of common stock in connection with the payment of legal fees is connection with the Bank Settlement.

On April 24, 2006 the Company issued 400,000 shares of common stock to settle the incurred legal fees.

On April 24, 2006 the Company issued 93,750 shares of common stock as consideration Glas-Aire Industries Group, Ltd. for legal and other services rendered for the Company.

On October 11, 2006, the Company completed the closing of a stock purchase agreement (the "SPA") to effect a reverse merger between the companies (the "Business Combination") under which the Company issued 14,625,000 shares of its common stock to PES in consideration for 14,625,000 shares of PES's common stock. PES is distributing up to 14,625,000 shares of the Company's common stock to its existing shareholders in consideration for the redemption of 14,625,000 shares of the outstanding voting stock of PES. As a result of the closing, PES is a wholly owned subsidiary of the Company and the shareholders of PES are the controlling shareholders of the Company.

According to the SPA, prior to the closing of the Business Combination, the Company covenanted, among other things, to effect a one for 3.75 reverse split of its outstanding common stock, which resulted in Glas-Aire having a total of 1,568,463 shares of its common stock outstanding at closing.

On December 1, 2006, the Company completed the closing of a stock purchase agreement with NPS to effect an acquisition under which the Company issued 425,000 shares of its common stock and paid $175,000 to NPS in consideration for 100% interest of NPS's common stock. As a result of the closing, NPS is a wholly owned subsidiary of the Company.

The operating results of the acquired entities are included in the Company's consolidated financial statements as of October 11, 20006; the date of acquisition.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 12. STOCK TRANSACTIONS AND BUSINESS COMBINATIONS(CONTINUED)

The following is summary of the Balance Sheet and Statement of Operation of PES.

BALANCE SHEET AS OF OCTOBER 11, 2006

------------------------------------------- ---------------------------
                                                     Amounts
------------------------------------------- ---------------------------
Current assets                                             $ 373,330
------------------------------------------- ---------------------------
Fixed assets                                                  42,025
------------------------------------------- ---------------------------
Other assets                                                  92,337
------------------------------------------- ---------------------------
Total assets                                               $ 507,692
----------------------------------------------------------------------

------------------------------------------- ---------------------------
Current liabilities                                        $ 539,890
------------------------------------------- ---------------------------
Long-term liabilities                                        125,000
------------------------------------------- ---------------------------
Total liabilities                                            664,890
------------------------------------------- ---------------------------
Shareholders' equity                                        (157,198)
------------------------------------------- ---------------------------
Total liabilities and shareholders' equity                 $ 507,692
------------------------------------------- ---------------------------


STATEMENT OF OPERATIONS

--------------------------- -------------------- --------------------- ---------------------- ---------------------
                                January 1,           October 12,        Year ended December   Year ended December
                             2006-October 11,     2006-December 31,          31, 2006               31, 2005
                                   2006                  2006
--------------------------- -------------------- --------------------- ---------------------- ---------------------
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Revenue                         $     147,618            $   82,319           $    229,937            $   871,548
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Cost                                   37,896                15,282                 53,178                 24,719
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Gross profit                          109,722                67,037                176,759                846,829
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Operating expenses                  1,183,529               594,719              1,778,248                596,359
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Net loss from operation            (1,073,807)             (527,682)            (1,601,489)               250,470
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Other income(expense)                     (50)                 (200)                  (250)                   200
--------------------------- -------------------- --------------------- ---------------------- ---------------------
Net loss                        $  (1,073,857)           $ (527,882)          $ (1,601,739)           $   250,670
--------------------------- -------------------- --------------------- ---------------------- ---------------------


NOTE 13. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006 and 2005:

   * Common stock, $ 0.001 par value; 100,000,000 shares authorized: 16,618,463 shares and 2,711,213 shares issued and outstanding, respectively.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005



NOTE 14. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

At December 31, 2006 the Company has significant operating and capital losses carryforward. The tax benefits resulting for the purposes have been estimated as follows:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2006             2005
                                                 --------------- ---------------

  Accumulated deficit as of December 31, 2006    $ (2,533,446)   $   (2,645,602)

  Gross income tax benefit                       $    861,372    $      899,505
  Valuation allowance                                (861,372)         (899,505)
                                                 --------------- ---------------
  Net income tax benefit
                                                 $          -    $            -
                                                 =============== ===============


The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other noncurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Companies deferred tax asset.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contributed capital.

          Environmental Service Professionals, Inc. and Subsidiaries
                  (Formerly Glass -Aire Industries Group, Ltd.)
                 Notes to the Consolidated Financial Statements
                        As of December 31, 2006 and 2005

NOTE 15. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,533,446 during the period from September 29, 1992 (inception) through December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 16.  SUBSEQUENT EVENT

On or about February 20, 2007 (the "Closing"), the Company, Allstate Home Inspection & Household Environmental Testing, Ltd., a Delaware corporation ("AHI"), and Francis X. Finigan, an individual and sole shareholder of AHI ("Finigan"), completed the closing of a stock purchase agreement (the "SPA") pursuant to which the Company acquired 100% of the total issued and outstanding stock of AHI from Finigan in exchange for 1,000,000 shares of the Company's common stock issuable in installments over time (the "Stock Payment"), 250,000 warrants issuable 275 days after the Closing entitling Finigan to purchase 250,000 additional shares of the Company's common stock at a purchase price of $0.75 per share exercisable for a period of five years from the date of the Closing, plus $950,000 in cash, payable in installments over time (the "Cash Payment"). As a result of the Closing, AHI is a wholly owned subsidiary of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On or about August 8, 2006, ESP engaged Chang G. Park, CPA ("New Accountant") to audit and review ESP's financial statements for the fiscal years ending December 31, 2004, 2005, and 2006. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with ESP's former accountant, Dale Matheson Carr-Hilton LaBonte Chartered Accountants (the "Former Accountant").

         The Former Accountant, who was engaged effective June 17, 2004, was replaced effective August 8, 2006. During the term of its engagement, the Former Accountant did not complete any audits for ESP. Accordingly, the Former Accountant did not issue any reports that contained either an adverse opinion or disclaimer of opinion. The decision to change accountants was recommended and approved by ESP's Board of Directors. During the fiscal years ended December 31, 2005 and 2004 through the date hereof, ESP did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         The New Accountant was engaged effective August 8, 2006. The New Accountant was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Former Accountant. Prior to August 8, 2006, ESP did not consult with the New Accountant regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered or (iii) any other matter that was the subject of a disagreement between ESP and its Former Accountant as described in Item 304(a)(1)(iv) of Regulation S-B.

         A letter from the Former Accountant addressed to The Securities and Exchange Commission was requested by ESP and was attached to its Report on Form 8-K, dated August 8, 2006, as Exhibit 9(c)(16).


ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

         Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.


ITEM 8B.      OTHER INFORMATION

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of ESP and its affiliates as of April 4, 2007:

   NAME                 AGE    POSITION

   Edward Torres        48     Chairman, Chief Executive Officer, and President

   Joseph T. Leone      36     Director of ESP and Vice-President of New  Market
                               Development of PES

   Lyle Watkins         46     Director, Chief Operating Officer, and Corporate
                               Secretary

   Michael Fell         60     Chief Financial Officer and Treasurer

   Hugh Dallas          50     Director  of ESP and Vice President of Operations
                               and Service of PES

   Francis Finigan      53     Director of ESP, Divisional President of PES, and
                               Divisional President of AHI

   Leroy Moyer (1)      62     Director
---------------------------
(1)  Member of the Audit Committee

         EDWARD TORRES, age 48, has been the Chairman, Chief Executive Officer, and President of ESP since October 2006, of PES since April 2005, and of AHI since February 2007. Mr. Torres has over 25 years of business development experience as an entrepreneur in several professional industries. Mr. Torres graduated with a Bachelor's Degree in Business Development, and established a national manufacturing service business with Priority Sales and Service. After several years with that company, Mr. Torres merged the company with Sandelos
USA, a national company known for its kitchen and bath products. He oversaw international production and distribution of the products for the U.S. market, as well as participated in the acquisition of Sandelos, USA during the mid 1990's. In 1996, he participated in the acquisition of Commercial Labor Management, Inc., a public entity, and arranged its reverse merger with Zeros & Ones, Inc., a technology company currently traded on Pink Sheets. During 1996 Mr. Torres also participated in the formation of Joint Employers Group, a California based professional employer organization. Overseeing the company's marketing and sales division, he was instrumental in increasing its revenue from $100,000 in 1995 to $65 million in 2001. In 2003 Mr. Torres arranged the sale of Joint Employers Group, Inc. to ITEC, a publicly traded company in the human resource industry. In 2003 Mr. Torres, through Pro-Active Business Services, founded Contempo Homes and was instrumental in obtaining 130.59 acres for the development of 421 homes. All of the homes built by Contempo Homes, Inc. incorporate distinct architectural design, modern conveniences, and Green Technology, also known as ContempoGREEN and EcoModern. The combination of these various elements makes Contempo homes unique and desirable. In 2005, Pro-Active and Mr. Torres sold their holdings in Contempo Homes and currently provide land development and entitlement procurement consulting services to clients in the City of Palm Springs and in the Coachella Valley communities. In 2004, Mr. Torres joined the executive staff of the PES to develop and prepare it for the next level of business development. Pro-Active Business Services along with JP Global, Inc., an affiliate of Pete Torres, acquired 28 Southern California territories of the PES. In 2005, Mr. Torres became the Chairman and Chief Executive Officer of the PES. Mr. Torres serves on several local task forces and on a variety of building industry organizations which have helped to establish his influence in many Coachella Valley cities. He sits on the Building Industry Association Board of Directors as 2nd Vice President, is a Director of the Palm Springs Economic Development Corporation (PSEDC), and is a member of the Citizen Task Force for establishing new development standards for the City of Palm Springs. Mr. Torres is currently working with several Coachella Valley cities and school districts in creating and developing Green Technology, Smart Growth and Responsible Growth guidelines for developers and builders. Mr. Torres is involved in establishing focus entitlement guidelines for the City of Palm Springs to be used as a model for other Coachella Valley cities. Edward Torres.

         JOSEPH T. LEONE, age 36, has been a Director of ESP since October 2006 and the Vice-President of New Market Development of PES since April 2006. Mr. Leone also served as the President of PES from its inception in May 2002 until April 2006 and as a Director of PES from its inception in May 2002 until February 2007. He has a State of California General Contractor's License, #787196, holds a Branch 1 Field Representative License from the California Structural Pest Control Board, #33585, and is a Certified Level Two Mold Assessor by the Board of American Society of Professional Real Estate Inspectors. Mr. Leone also has served as an advisory board member for the Indoor Environmental Standards Organization aiding in the initial development of the IESO standards, and has been recognized as an IESO Certified Trainer. Currently Mr. Leone is closely working on the development and growth of the Environmental Standards Organization, and is certified to train for this organization. Mr. Leone also sits on the committee for the PIA, the second largest professional insurance organization in the country, which is responsible for the immediate implementation of the "Call to Action" set forth by the PIA to adopt the moisture survey as the standard within the industry.

         LYLE WATKINS, age 46, has been a Director, Chief Operating Officer, and Corporate Secretary of ESP since October 2006. He was a Director of PES from its inception in May 2002 until December 2003 and from January 2005 until February 2007 and Chief Financial Officer of PES from its inception in May 2002 until August 2006. He has been the Chief Operating Officer of PES since October 2006 and of AHI since February 2007. Mr. Watkins has an Applied Science Degree and
received an MBA in 1996. He has served as Chief Financial Officer of PES and Pacific Image Connect, Inc. in Thousand Oaks, California. He served as Director of Systems Engineering of Rhythms NetConnections, Inc. in Englewood, Colorado, and a Manager of Business Development for GTE International. As Manager of Business Development, he directed the operations of engineering and sales support for a strategic business unit with a sales support staff including engineers, market development managers, program and project managers, trainers, database analysts, contract administrators and field operations desk staff. During his tenure, top line revenue of his strategic business unit increased 275% to $250 million, the department expanded from 22 personnel to 159 personnel, he managed assets and administered an $18 million annual expense budget, expenses were reduced by 15% and profitability increased by $3 million. Mr. Watkins has also managed the review of cash flow and value statement analysis, developed and launched a fiber based metropolitan ATM service, and negotiated technology and exclusive marketing agreements with property developers in Canada, USA, Hong Kong and the Philippines. Mr. Watkins has developed joint ventures between telecommunications companies and property developers including design, implementation and service delivery of advanced CATV networks.

         MICHAEL  FELL,  age 60,  has  been  the  Chief  Financial  Officer  and
Treasurer of ESP since October 2006, of PES since August 2006, and of AHI since February 2007. Mr. Fell is a Certified Management Accountant ("CMA"), and graduated from St. Cloud University with a Bachelor of Science in Accounting and from Syracuse University a Masters Degree in Finance. He has held accounting, finance, operations and information technology executive positions with American Express, First Data Corporation and Time Warner Cable. Most recently, he was the Chief Executive Officer and Director of a San Francisco-based technology start-up company, Onflow, Inc.

         HUGH DALLAS, age 50, has been a Director of ESP since October 2006 and the Vice President of Operations and Service of PES since April 2006. Mr. Dallas also served as Secretary of PES from its inception in May 2002 until October 2006 and as and a Director of PES from its inception in May 2002, until October 2007. Additionally, Mr. Dallas has also served in these capacities PES, and affiliate of ESP, since February 2001. Mr. Dallas holds a Branch II and III operators license from the California Structural Pest Control Board, #OPR 9030, and is a Certified Level One Mold Assessor by the Board of American Society of Professional Real Estate Inspectors. Mr. Dallas has been a member of the Indoor Environmental Standards Organization, and has been recognized as a certified IESO trainer. Mr. Dallas has also been certified by the American Society of Professional Real Estate Inspectors.

         FRANCIS ("RICH") FINIGAN, age 53, has been a Director of ESP since March 2007, and the Divisional President of AHI and Divisional President of PES since February 2007. Mr. Finigan began his career studying architecture at the Boston Architectural Center from 1976-1979, becoming an accredited home inspection instructor in Texas and South Carolina upon graduation. As an accredited instructor, Mr. Finigan was approved by the Board of Real Estate Appraisers in each of the States of Vermont, New Hampshire, Maine, New York, North Carolina, South Carolina, Maryland, Virginia, California, Colorado, New Jersey and Massachusetts, to teach various courses. Mr. Finigan then authored four continuing education seminars for appraisers, called: ENVIRONMENTAL HAZARDS & THEIR EFFECT ON VALUE, ARCHITECTURAL STYLES & BUILDING TYPES, FHA/HUD SITE INSPECTION, FHA/HUD TEST PREP, AND UNIFORM STANDARDS OF PROFESSIONAL APPRAISAL PRACTICE 7 HOUR REVIEW. Furthermore, Mr. Finigan was approved by the Bar Association of the State of Vermont to teach continuing legal education classes regarding environmental hazards. Mr. Finigan was the chief instructor for the American Building Sciences Academy (i.e. the Allstate Home Inspection and Appraisal Training Institute), and the author of a 10-day home inspection training program, approved by the state of South Carolina. Mr. Finigan has a number of credentials, such as: lead paint inspector, successful completion of the EPA Asbestos Consultant Program, licensing in Massachusetts as a Title 5 inspector, a member and President of the American Society of Professional Real Estate Inspectors ("ASPREI") as well as a Certified Master Inspector, licensed as a real estate appraiser in the State of Vermont, registered with the federal government in accordance with the FIRREA 1989, certified HUD 203K consultant, he has been given the title of "Certified Indoor Air Quality Investigator" by the American Indoor Air Quality Council, "Certified Level One Mold Assessor" by American Society of Professional Real Estate Inspectors, "Certified Residential Mold Inspector" by Indoor Environmental Standards Organization ("IESO"), is a member of the Vermont Association of Realtors and National Association of Realtors, the founding Member the Indoor Environmental Standards Organization, he is a Standards Committee member, a member of the IESO Board of Directors, a member of the American Indoor Air Quality Council, he is a Regional Director for the State of Vermont, and he is a Regional Director for the State of Vermont's American Indoor Air Quality Council Chapter. Furthermore, Mr. Finigan was the CEO of a design building company during the mid-1980's, he has been a consultant and has performed over 4,000 individual inspections, testings, and real estate appraisals over the last 25 years, he has supervised a number of environmental mitigation and remediation programs since 1978, he founded AHI, authored three books and dozens of articles on environmental screening and inspection, has developed a distance learning series for home inspectors featuring 13 videos including 5.5 hours on environmental hazards and "Mold A Growing Concern," he was the Secretary of the Conservation Commission for the City of Somerville from 1986 to 1988, enforcing the Wetlands Protection Act, and was a Selectman for the town of Randolph, Vermont from 1999 to 2002 in which he developed a budget for all aspects of town government, a normal operating budget, and capitol budgets as well as the creation of laws.

         LEROY MOYER, age 62, has been a Director of ESP since April 2007. Mr. Moyer is a Certified Public Accountant and currently is the Director of Business Development for Dimensional Insight, a leading edge business intelligence and corporate performance management company that delivers software and services that help companies drive, monitor and understand corporate performance. Mr. Moyer began his career with Deloitte, Haskins & Sells (subsequently Deloitte and hereinafter referred to as "Deloitte") where he was responsible for multiple clients who ranged from recently funded start-up companies to multinational Global 1000 corporations. In 1980 he was elected a Partner of Deloitte. His career with Deloitte included over 22 years serving the unique and complex needs of emerging technology businesses, international experience in Deloitte's Paris office and Deloitte's New York executive office where he provided expert technical advice on Securities and Exchange Commission ("SEC") matters, mergers and acquisitions. In Mr. Moyer's SEC department role, he worked extensively with Deloitte clients, underwriters and investment bankers on significant reporting, filing and disclosure matters. Mr. Moyer has also served as a Vice President of Finance, as well as Chief Financial Officer of both private and public companies focused on high technology, telecommunications, software, hardware, and manufacturing. Mr. Moyer has been both an inside and independent member of various Boards of Directors, and has experience in information technology systems, contracts, treasury, legal, tax, risk management, pricing and sales and strategic planning.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Under   Nevada   General   Corporation   Law  and  ESP's   Articles  of
Incorporation, ESP's directors will have no personal liability to ESP's stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         The effect of this provision in ESP's Articles of Incorporation is to eliminate the rights of ESP's stockholders (through stockholder's derivative suits on behalf of ESP) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of ESP or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. In addition, ESP's Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. ESP's Bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

         Furthermore, management has entered into agreements to indemnify ESP's directors and officers, in addition to the indemnification provided for in ESP's Bylaws. These agreements, among other things, indemnify ESP's directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of ESP, arising out of such person's services as a director or officer of ESP, any subsidiary of ESP or any other company or enterprise to which the person provides services at the request of ESP. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling ESP pursuant to the foregoing provisions, ESP has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         Mr. Leroy Moyer is the sole member of ESP's Audit Committee. Mr. Moyer has been appointed to serve as chairman of the Audit Committee. Mr. Moyer meets the applicable NASD listing standards for designation as an "Audit Committee Financial Expert."'

AUDITOR INDEPENDENCE

         GENERAL. Chang Park, CPA, Certified Public Accountants ("CP") is ESP's principal auditing accountant firm.

         AUDIT FEES. CP billed ESP $28,200 during the year ended December 31, 2006 for the following professional services: audit of the annual financial statements of ESP for the years ended December 31, 2005 and December 31, 2004, and the preparation of the Form 10-KSB for the year ended December 31, 2006.

REPORT OF THE AUDIT COMMITTEE

         ESP's Audit Committee has reviewed and discussed ESP's audited financial statements for the fiscal year ended December 31, 2006 with senior management. The Audit Committee has reviewed and discussed with management ESP's audited financial statements. ESP's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in ESP's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. ESP's Audit Committee did not submit a formal report regarding its findings.


                                 AUDIT COMMITTEE

                                   LEROY MOYER

         Notwithstanding anything to the contrary set forth in any of ESP's previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

CODE OF CONDUCT

         We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The text of the Code of Conduct has been posted on ESP's Internet website and can be viewed at www.espusa.net. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires ESP's officers and directors, and certain persons who own more than 10% of a registered class of ESP's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish ESP with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to ESP's Reporting Persons during and with respect to the fiscal year ended December 31, 2006 have been complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table summarizes compensation paid or accrued by ESP and its subsidiaries for the year ended December 31, 2006 for services rendered in all capacities, by the chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE

                                                                       NON-EQUITY     NON-QUALIFIED
                                                                      NCENTIVE PLAN     DEFERRED        ALL OTHER
 NAME AND PRINCIPAL                                         OPTION    COMPENSATION    COMPENSATION    COMPENSATION
      POSITION          YEAR         SALARY        BONUS    AWARDS                      EARNINGS           (1)            TOTAL

Edward L. Torres        2006       $102,500         - 0 -     - 0 -     - 0 -           - 0 -           - 0 -           $102,500
Chief Executive
     Officer

Joseph T. Leone         2006       $75,000          - 0 -     - 0 -     - 0 -           - 0 -           - 0 -           $75,000
Vice-President of
     PES

Michael Fell            2006       $46,256          - 0 -     - 0 -     - 0 -           - 0 -           - 0 -           $46,256
Chief Financial
     Officer

Lyle Watkins            2006       $65,617          - 0 -     - 0 -     - 0 -           - 0 -           - 0 -           $65,617
Chief Operating
  Officer and
  Corporate
  Secretary

Hugh Dallas             2006       $69,167          - 0 -     - 0 -     - 0 -           - 0 -           - 0 -           $69,167
Vice President of
     PES

EMPLOYMENT AGREEMENTS

         ESP and its subsidiaries have not entered into any employment agreements with their executive officers to date, and do not intend to enter into employment agreements with them at the time. ESP and its subsidiaries may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of ESP's executive officers received any equity awards during the year ended December 31, 2006.

DIRECTOR COMPENSATION

         None of ESP's directors received any compensation for their respective services rendered to the Company during the year ended December 31, 2006.

STOCK OPTION PLAN

         Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of ESP and all persons known by ESP to beneficially own 5% or more of the issued and outstanding common stock of ESP at March 31, 2007:

         NAME AND ADDRESS                 NUMBER OF SHARES OWNED(8)               PERCENTAGE OF OWNERSHIP(1)(2)
          OF STOCKHOLDER
------------------------------------------------------------------------------------------------------------------------
ED TORRES(3)                                      4,007,000                                    27%
1111 E. Tahquitz Canyon Way,
Suite 110
Palm Springs, CA 92262

JOSEPH T. LEONE(4)                                  970,000                                     6%
1111 E. Tahquitz Canyon Way,
Suite 110
Palm Springs, CA 92262

LYLE WATKINS(5)                                   1,000,000                                     7%
1111 E. Tahquitz Canyon Way,
Suite 110
Palm Springs, CA 92262

HUGH DALLAS(6)                                      970,000                                     6%
1111 E. Tahquitz Canyon Way,
Suite 110
Palm Springs, CA 92262

MICHAEL FELL (7)                                  1,000,000                                     7%
1111 E. Tahquitz Canyon Way,
Suite 110
Palm Springs, CA 92262

FRANCIS ("RICH") FINIGAN (9)                        350,000(9)                                  2%
91 Summer Street
Barre, Vermont, 05641
                                                  ---------                                 ---------
TOTALS                                            8,297,000                                    56%
                                                  =========                                 =========

-------------------------
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 31, 2007. The percentages are based on a total of 14,743,624 shares of common stock outstanding.

(2) The balance of the shares of ESP's common stock is currently primarily owned by unaffiliated consultants and outside investors.
(3) Edward Torres is the Chairman of the Board of Directors, Chief Executive Officer, and President of ESP, PES and AHI.
(4)      Joseph T. Leone is a Vice-President of PES and a Director of ESP.
(5) Lyle Watkins is the Chief Operating Office and Corporate Secretary of ESP, PES, and AHI and a Director of ESP.
(6) Hugh Dallas is the Vice President of Operations and Service of PES and a Director of ESP.
(7)      Michael Fell is the Chief Financial Officer of ESP, PES, and AHI.
(8) Includes shares subject to lock-up and vesting provisions. On November 1, 2006, ESP entered into a Redemption, Lock-up and Vesting Agreement (the "Agreement") with the following individual shareholders of ESP:
         Edward Torres, Michael Fell, Lyle Watkins, Joseph Leone, Hugh Dallas, and Peter Torres (collectively, the "Executive"). Peter Torres is the brother of Edward Torres. The purpose of the agreement was to provide for redemption of a portion of their shares, and to lock-up the balance of their shares in order to facilitate ESP's ability to raise capital. According to the Agreement, in consideration for permitting ESP to redeem and lock-up the shares, ESP conferred piggyback registration rights to the shares for the Executive as the shares are released from lock-up. ESP has a right of first refusal to purchase the shares covered by the Agreement. This right specifies that before there can be any valid sale or transfer of any of the shares by the Executive, the Executive must first offer his shares to ESP. The Executive has agreed that he will not directly or indirectly sell or otherwise transfer or dispose of any of the shares during the lock-up period. Furthermore, during the Executive's employment with ESP, he has agreed that he will not sell, transfer, or assign more than 8% of the released shares per month. Similarly, the Executive has also agreed that after the termination of his employment with ESP for any reason, he will not sell, transfer or assign more than 4% of the released shares per month. If, however, the Executive is terminated for cause, all unvested shares on the date of such termination will immediately be cancelled. The following table lists the number of shares subject to lock-up and the scheduled release dates:

                                       NUMBER OF SHARES               LOCK-UP PERIOD AND
     NAME OF EXECUTIVE                SUBJECT TO LOCK-UP               RELEASE SCHEDULE
     -----------------              ----------------------         -------------------------

     Edward L. Torres                      3,007,000                  11/1/06    :   601,400
                                                                      11/1/07    :   601,400
                                                                      11/1/08    :   601,400
                                                                      11/1/09    :   601,400
                                                                      11/1/10    :   601,400

     Michael Fell                          1,000,000                  11/1/06    :   200,000
                                                                      11/1/07    :   200,000
                                                                      11/1/08    :   200,000
                                                                      11/1/09    :   200,000
                                                                      11/1/10    :   200,000

     Edward L Torres                       1,000,000                  11/1/06    :   200,000
                                                                      11/1/07    :   200,000
                                                                      11/1/08    :   200,000
                                                                      11/1/09    :   200,000
                                                                      11/1/10    :   200,000

     Lyle Watkins                          1,000,000                  11/1/06    :   200,000
                                                                      11/1/07    :   200,000
                                                                      11/1/08    :   200,000
                                                                      11/1/09    :   200,000
                                                                      11/1/10    :   200,000

     Joe Leone                               970,000                  11/1/06    :   194,000
                                                                      11/1/07    :   194,000
                                                                      11/1/08    :   194,000
                                                                      11/1/09    :   194,000
                                                                      11/1/10    :   194,000


     Hugh Dallas                             970,000                  11/1/06    :   194,000
                                                                      11/1/07    :   194,000
                                                                      11/1/08    :   194,000
                                                                      11/1/09    :   194,000
                                                                      11/1/10    :   194,000

     Peter Torres                            420,000                  11/1/06    :   420,000

(9) Francis ("Rich") Finigan is a Director of ESP and Divisional President of the PES and AHI. The current share figure does not include up to an additional 650,000 shares of ESP's common stock that may be issued to Mr. Finigan throughout 2007 pursuant to the Stock Purchase Agreement between ESP and Mr. Finigan for the acquisition of AHI.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Francis X. Finigan, Director of ESP and Divisional President of PES and AHI, holds title to the two leased office spaces in Barre, Vermont. Mr. Finigan leases these offices to Allstate Home Inspection and Household Environmental Testing, Ltd., a Vermont wholly-owned subsidiary of ESP, pursuant to one year leases at $900 per month and $1,400 per month, respectively.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT  DESCRIPTION

         3.1      Articles of Incorporation (1)
         3.2      Amendment to Articles of Incorporation (1)
         3.3      Bylaws (1)
         4.1      Specimen Certificate for Common Stock (1)
         4.2      Specimen Warrant to Purchase Shares of Common Stock (5)
         10.1 Stock Purchase Agreement with Allstate Home Inspection & Household Environmental Testing, Ltd. (4)
         10.2     Redemption,  Lock-Up and Vesting  Agreement  dated November 1,
                  2006 (3)
         10.3 Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental Sampling, Inc., dated as of July 1, 2006
                  (2)
         10.4     Asset  Purchase  Agreement  with NPS, Inc.  dated December 12,
                  2006 (5)
         10.5     Consulting Agreement with Craig Grossman (5)
         14.1     Code of Conduct (5)
         31.1     Section 302 Certification of Chief Executive Officer (5)
         31.2     Section 302 Certification of Chief Financial Officer (5)
         32.1     Section 906 Certification (5)


            (1)Incorporated  by  reference  from prior public  reports  filed by
               Glas-Aire Industries Group, Ltd. with the Securities and Exchange Commission.

            (2)Incorporated  by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

            (3)Incorporated  by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2006.

            (4)Incorporated  by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

            (5) Attached hereto as an exhibit.

(b) The following is a list of Current Reports on Form 8-K filed by ESP during and subsequent to the last quarter of the fiscal year ended December 31, 2006.

         (1) Form 8-K, dated October 12, 2006 filed with the SEC reflecting the reverse merger between Pacific Environmental Sampling, Inc. and Glas-Aire Industries Group, Ltd.

         (2)      Form  8-K,   dated  December  31,  2006  filed  with  the  SEC
                  reflecting the redemption, lock-up and vesting agreement applicable to management.

         (3) Form 8-K, dated February 20, 2007, filed with the SEC reflecting the Stock Purchase Agreement between ESP and Allstate Home Inspection & Household Environmental Testing, Ltd.

         (4) Form 8-K, dated March 30, 2007, filed with the SEC reflecting to appointment of Francis X. Finigan as a member of ESP's Board of Directors.

         (5) Form 8-K, dated April 4, 2007, filed with the SEC reflecting to appointment of Leroy Moyer as a member of ESP's Board of Directors and a member of ESP's Audit Committee.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Chang Park, CPA ("CP") is ESP's principal auditing firm. The CPA firm has not provided other non-audit services to the Company. The Board of Directors approved the engagement of CP before CP rendered audit and non-audit services to ESP and the Company.

AUDIT FEES

         CP billed ESP $28,200 for the following professional services: audit of the annual financial statements of ESP for the years ended December 31, 2005 and December 31, 2004, and the preparation of the Forms 10-KSB and 10-Q for the year ended December 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007      ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                           By:  \s\ Edward Torres
                                 -----------------------------------------------
                                   Edward Torres,  Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                           By:  \s\ Michael Fell
                                 -----------------------------------------------
                                   Michael Fell, Chief Financial Officer
                                   (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward Torres                                  Dated: April 17, 2007
      -------------------------------------------
      Edward Torres, Chairman of the Board

By:  \s\ Joseph T. Leone                                Dated: April 17, 2007
      -------------------------------------------
      Joseph T. Leone, Director

By:  \s\ Lyle Watkins                                   Dated: April 17, 2007
      -------------------------------------------
      Lyle Watkins, Director

By:  \s\ Hugh Dallas                                    Dated: April 17, 2007
      -------------------------------------------
      Hugh Dallas, Director

By:  \s\ Francis ("Rich") Finigan                       Dated: April 17, 2007
      -------------------------------------------
      Francis ("Rich") Finigan, Director

By:  \s\ Leroy Moyer                                    Dated: April 17, 2007
      -------------------------------------------
      Leroy Moyer, Director