Form 10QSB
period 2007-03-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-05-23
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended: March 31, 2007

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from: _________ to__________

                         Commission File Number: 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                   ------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


         Nevada                                         84-1214736
--------------------------------             ----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


    1111 East Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
                       ---------------------------------
               Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanged Act).

                                    Yes                       No     X
                                        ---------------         ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2007 the number of
shares   outstanding  of  the  registrant's  only  class  of  common  stock  was
14,743,624.

Transitional Small Business Disclosure Format (check one):

                                    Yes                       No     X
                                        ---------------         ------------

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)
         Balance Sheet at March 31, 2007 (unaudited).........................................................1

         Statements of Operations for the Three Months Ended March 31, 2007
         and March 31, 2006 (unaudited)......................................................................2

         Statement of Cash Flows for the Three Months Ended March 31, 2007
         and March 31, 2006 (unaudited)......................................................................3

         Notes to Condensed Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................7

Item 3.  Controls and Procedures.............................................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................................9

Item 2.  Changes in Securities..............................................................................10

Item 3.  Defaults upon Senior Securities....................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders................................................10

Item 5.  Other Information..................................................................................10

Item 6.  Exhibits and Reports on Form 8-K...................................................................10

SIGNATURES..................................................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------

                                                       ASSETS
                                                                           (UNAUDITED)
                                                                              AS OF                    AS OF
                                                                            MARCH 31,              DECEMBER 31,
                                                                               2007                    2006
                                                                        -----------------        -----------------

      CURRENT ASSETS
       Cash & cash equivalents                                           $         20,866        $         302,943
       Accounts receivable                                                        485,415                  258,989
       receivable - other                                                           1,228                        -
       Prepaid expense                                                            389,081                  412,496
                                                                         -----------------       ------------------

      TOTAL CURRENT ASSETS                                                        896,590                  974,428

      NET PROPERTY & EQUIPMENT                                                     84,819                   38,820

      OTHER ASSETS
       Deposits                                                                    72,026                   72,026
       Net trademarks                                                                 563                      563
       Other asset                                                                350,000                        -
       Goodwill                                                                10,390,276                9,340,570
       Investments in business areas                                               15,779                   15,779
                                                                         -----------------       ------------------

      TOTAL OTHER ASSETS                                                       10,828,644                9,428,938
                                                                         -----------------       ------------------

            TOTAL ASSETS                                                 $     11,810,053        $      10,442,186
                                                                         =================       ==================

                                    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
       Accounts payable and accrued liabilities                          $      1,155,933        $         427,298
       Line of credit                                                             101,334                  101,962
       Accrued liabilities                                                         81,822                        -
       Income taxes payable                                                        35,500                   35,500
       Sales tax payable                                                              611                        -
       Loans payable                                                              303,000                  238,000
                                                                        -----------------       ------------------

      TOTAL CURRENT LIABILITIES                                                 1,678,200                  802,760

      LONG-TERM LIABILITIES
       Unsecured 10% Loan payable                                               1,162,076                  859,831
                                                                        -----------------       ------------------

      TOTAL LONG-TERM LIABILITIES                                               1,162,076                  859,831
                                                                        -----------------       ------------------

            TOTAL LIABILITIES                                                   2,840,276                1,662,591

      STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock, (par value $.001 per share, 100,000,000 shares authorized: 14,715,901 shares and 13,935,869 shares issued and
         outstanding as of March 31, 2007 and December 31, 2006 respectively)      14,717                   13,935
       Paid-in capital                                                         12,299,918               11,323,073
       Shares to be issued                                                        357,500                        -
       Retained earnings (deficit)                                             (3,702,358)              (2,557,413)
                                                                        -----------------       ------------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      8,969,777                8,779,595

              TOTAL LIABILITIES &
                                                                        ------------------      -------------------
                         STOCKHOLDERS' EQUITY (DEFICIT)                  $     11,810,053        $      10,442,186
                                                                        ==================      ===================

               See Notes to the Consolidated Financial Statements

                                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                          Unaudited Consolidated Statement of Operations
---------------------------------------------------------------------------------------------------------------------------------

                                                                                      THREE MONTHS              THREE MONTHS
                                                                                         ENDED                      ENDED
                                                                                       MARCH 31,                  MARCH 31,
                                                                                          2007                      2006
                                                                                   -------------------       --------------------

        REVENUES
         Income                                                                    $          245,717        $                 -
                                                                                   -------------------       --------------------

        NET REVENUE                                                                           245,717                          -

        COST OF GOODS SOLD
         Purchases                                                                             27,333                          -
                                                                                   -------------------       --------------------

        TOTAL COST OF GOODS SOLD                                                               27,333                          -
                                                                                   -------------------       --------------------

        GROSS PROFIT                                                                          218,384                          -

        OPERATING EXPENSES
         Depreciation                                                                           6,071                          -
         General and administrative                                                         1,344,671                     40,167
                                                                                   -------------------       --------------------

        TOTAL OPERATING EXPENSES                                                            1,350,742                     40,167
                                                                                   -------------------       --------------------

        INCOME (LOSS) FROM OPERATIONS                                                      (1,132,358)                   (40,167)

        OTHER INCOME (EXPENSES)
         Interest income                                                                            -                          1
         Interest expense                                                                     (18,600)                    (1,245)
         Other income                                                                           6,013                          -
                                                                                   -------------------       --------------------

        TOTAL OTHER INCOME (EXPENSES)                                                         (12,587)                    (1,244)
                                                                                   -------------------       --------------------

        NET INCOME (LOSS)                                                          $       (1,144,945)       $           (41,411)
                                                                                   ===================       ====================

         BASIC EARNING (LOSS) PER SHARE                                            $            (0.08)       $             (0.02)
                                                                                   -------------------       --------------------

        WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES - BASIC AND DILUTED                                                14,010,502                  2,711,213
                                                                                   ===================       ====================



               See Notes to the Consolidated Financial Statements

                         ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                               Unaudited Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------

                                                                          THREE MONTHS        THREE MONTHS
                                                                             ENDED               ENDED
                                                                           MARCH 31,           MARCH 31,
                                                                              2007                2006
                                                                         ---------------     ---------------

      CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                                  $   (1,144,945)     $      (41,411)

      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation                                                               6,071                   -
       Common stock issued for services                                         131,250                   -
       Finance fee                                                              122,745
       Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                             (186,901)                  -
        (Increase) decrease in other receivable                                      50                   -
        (Increase) decrease in prepaid expenses                                   2,087                   -
        (Increase) decrease in accounts payable and accrued expenses            388,867              39,740
        (Increase) decrease in sales tax payable                                     45                   -
                                                                        ---------------     ---------------

           NET CASH USED BY OPERATING ACTIVITIES                               (680,731)             (1,671)


      CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        -                   -

      CASH FLOWS FROM FINANCING ACTIVITIES

       Line of credit                                                              (628)                  -
       Proceeds from stock issuances                                             64,200                   -
       Increase in loan payable                                                  65,000                   -
       Proceeds from long-term liabilities                                      295,018                   -
                                                                        ---------------     ---------------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  423,590                   -
                                                                        ---------------     ---------------

          NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   (257,141)             (1,671)

          CASH AT BEGINNING OF YEAR                                             302,943               1,832
          CASH AT FEBRUARY 15, 2007 OF SUBSIDIARY                               (24,936)                  -
                                                                        ---------------     ---------------

          CASH AT END OF YEAR                                            $       20,866      $          161
                                                                        ===============     ===============


      SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

      Cash paid for Interest                                             $       18,600      $        1,245

                                                                        ================    ================

      Income taxes paid                                                  $            -      $            -

                                                                        ================    ================

      SUPPLEMENTAL DISCLOSURES OF NON FLOW
      ACTIVITIES:

       Common stock issued for services                                  $      131,250      $
       Common stock issued and to be issued for
        acquisition subsidiary                                                  550,000                   -
       Increase in accounts receivable from acquisition                         (40,525)                  -
       Increase in other receivable from acquisition                             (1,278)
       Increase in property & equipment from acquisition                        (53,670)                  -
       Increase in other assets from acquisition                               (350,000)                  -
       Increase in goodwill from stock issuance                              (1,160,603)                  -
       Increase in accounts payable and accrued
        liabilities from acquisition                                          1,021,747                   -
       Increase in sales tax payable from acquisition                               566                   -
       Increase in long-term liabilities from acquisition                         7,227                   -


               See Notes to the Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying March 31, 2007 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2006 audited consolidated financial statements. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.


NOTE 2 - GOING CONCERN

         The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 3 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Environmental Services Professionals, Inc. (formerly Glas-Aire Industries Group Ltd.), a Nevada corporation (the "Company" or "ESP"), was incorporated on September 29, 1992. Prior to ceasing business in March 2004, the Company manufactured and distributed wind deflector products for automobile manufacturers in the United States, Canada and Japan.

         Environmental Service Professionals, Inc. ("ESP") has adopted a strategy to acquire several businesses that have complimentary goals for dealing with environmental issues and resolving environmentally sensitive problems. ESP has completed two acquisitions and is in various stages of discussion with several other companies that management believes are good operational and economic fits. The current acquisition candidates, if they are acquired, will include some that will be free-standing subsidiaries and others that will be absorbed into existing operations.

         ESP's strategy is being implemented in the following three phases: (1) Phase 1 (last quarter 2006), ESP focused on developing the holding company's legal, financial, operational and management structures; (2) Phase 2 (first quarter 2007), ESP focused on integrating new affiliates into the holding company, developing and test marketing the new suite of products and services that will be offered through these affiliates; and (3) Phase 3 (second quarter
2007), ESP plans to focus on the full implementation of its national marketing campaign.

         The Company is in the process of converting all current franchises into independent contractors under the Certified Environmental Home Inspection (CEHI) program through ESP's AHI subsidiary. As of March 1, 2007, ESP has transferred all current and future business operations of its wholly owned subsidiary, Pacific Environmental Sampling, Inc. ("PES"), to its other wholly owned subsidiary, Allstate Home Inspection & Household Environmental Testing, Ltd. ("AHI"). AHI will continue to operate the CEHI program that provides limited mold, moisture and allergen survey services for residential and commercial buildings utilizing the Company's mandatory central call center. Visual inspections and collection of samples are part of the survey services that are offered. An accredited laboratory analyzes these samples and the results are reported to the clients. Temporary containment services are offered as appropriate.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

         Effective October 11, 2006, the Company completed (a) a one for 3.75 reverse split of its total issued and outstanding common stock, (b) amended to its Articles of Incorporation and changed its name to Environmental Service Professionals, Inc. It also increased its authorized common stock to 100,000,000 shares, par value $0.001 per share, and (c) closed the reverse merger with Pacific Environmental Sampling, Inc. pursuant to which PES became a wholly-owned subsidiary of the Company, and PES's management and shareholders assumed control of the Company.


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of March 31, 2007 consist of the following:


                                                MARCH 31, 2007
                                                 ------------

Unsecured loan to a related party with
annual interest of 8%.                          $    303,000

Unsecured notes, with annual interest of
10%.                                            $  1,162,076
                                                 ------------

                                                $  1,465,076
                                                 ============



NOTE 5. BASIC INCOME / (LOSS) PER COMMON SHARE

         Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                                               March 31,                March 31,
                                                                  2007                    2006
                                                        ------------------------- ----------------------

NET INCOME (LOSS) FROM OPERATIONS                       $          (1,144,945)    $           (41,411)

     Basic income / (loss) per share
                                                        $               (0.08)    $             (0.02)
                                                        ========================= ======================

     Weighted average number of shares outstanding                 14,010,502               2,711,213
                                                        ========================= ======================


NOTE 6 - SIGNIFICANT EVENTS

         On or about February 20, 2007 (the "Closing"), Environmental Service Professionals, Inc. (The "Company"), Allstate Home Inspection & Household Environmental Testing, Ltd., a Delaware corporation ("AHI"), and Francis X. Finigan, an individual and sole shareholder of AHI ("Finigan"), completed the closing of a stock purchase agreement (the "SPA") pursuant to which the Company acquired 100% of the total issued and outstanding stock of AHI from Finigan in exchange for 1,000,000 shares of the Company's common stock issuable in installments over time (the "Stock Payment"), 250,000 warrants issuable 275 days after the Closing entitling Finigan to purchase 250,000 additional shares of the Company's common stock at a purchase price of $0.75 per share exercisable for a period of five years from the date of the Closing, plus $950,000 in cash, payable in installments over time (the "Cash Payment"). As a result of the Closing, AHI became a wholly owned subsidiary of the Company.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2007

         The Cash Payment to Finigan will be made as follows: (i) $250,000 paid upon the Closing, (ii) $100,000 paid 30 days after the Closing, (iii) $50,000 paid 60 days after the Closing, (iv) $50,000 paid 120 days after the Closing,
(v) $200,000 paid 180 days after the Closing, and (vi) $300,000 paid 275 days after the Closing.

         The Stock Payment to Finigan will be made as follows: (i) 250,000 shares of the Company's common stock upon the Closing, (ii) 100,000 shares of the Company's common stock 30 days after the Closing, (iii) 50,000 shares of the Company's common stock 60 days after the Closing, (iv) 50,000 shares of the Company's common stock 120 days after the Closing, (v) 200,000 shares of the Company's common stock 180 days after the Closing, and, (vi) 350,000 shares of the Company's common stock 275 days after the Closing.

         All shares of the Company's common stock and all of the warrants issuable to Finigan by the Company under the SPA must be held by Finigan for a period of at least one year from the date of the Closing. Furthermore, Finigan will have piggyback registration rights with respect to the shares and the shares underlying the warrants, subject to potential adjustment by the underwriter for such registration statement, if any.

         Within 120 days after the Closing, the Company appointed Finigan to the Company's Board of Directors and upon the Closing the Company employed Finigan as the Division President of the Company's new AHI division with an annual salary of $130,000 for a minimum of 275 days after the Closing. As an inducement to the Company to enter into and to perform its obligations under the SPA, Finigan entered into a non-compete covenant pursuant to which during the term of his employment with the Company and for so long as Finigan is an officer, director, employee or consultant of the Company or any of its subsidiaries or affiliates, he will not directly or indirectly, whether (a) as an employee, agent, consultant, employer, principal, partner, officer or director; (b) holder of more than five percent of any class of equity securities or more than five percent of the aggregate principal amount of any class of equity securities or more than five percent of the aggregate principal amount of any class of debt, notes or bonds of a company with publicly traded equity securities; or (c) in any other individual or representative capacity whatsoever, for his own account or the account of any other person or entity, engage in any business or trade competing with the then business or trade of the Company or its affiliates in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Environmental Service Professionals, Inc.'s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of the Company to earn revenues or profits;
         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
         (e)      inadequate capital to continue business;
         (f)      changes in demand for the Company's products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      insufficient revenues to cover operating costs.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as well as in the notes to the

December 31, 2006 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

         REVENUE

         Total revenue for the three month period ended March 31, 2007 increased by $245,717 to $245,717 from $0 in the prior year. This increase in revenue was a result of the reverse merger of PES into Glas-Aire Industries Group, Ltd., which then changed its name to Environmental Service Professionals, Inc. (ESP).

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $1,304,504, up from $40,167 during the three month period ended March 31, 2006, to $1,344,671 for the three month period ended March 31, 2007. This increase in general and administrative expenses was the result of increased staffing of office and clerical personnel from the prior period and increased professional and consulting fees from the prior period, which were partially offset by reductions in other categories.

         NET LOSS

         Net loss increased by $1,103,534, to $1,144,945 for the three month period ended March 31, 2007, compared to the three month period ended March 31, 2006 during which the net loss was $41,411. This increase in net loss was the result of an increase in general and administrative expenses and marketing costs, as well as significant costs incurred for the reverse merger of PES into ESP (formerly Glas-Aire Industries Group, Ltd.). Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $ 20,866 at March 31, 2007, as compared to $302,943 at December 31, 2006.

         During the three months ended March 31, 2007, the Company used $679,131 of cash for operating activities, as compared to $1,671 during the three months ended March 31, 2006. The increase in the use of cash for operating activities was a result of restructuring the Company for a national marketing program for 50 cities for the CEHI inspection program. A portion of the funds were used to create a standard national software system and create a national call center to support the estimated 1,000 Certified Environmental Home Inspectors (CEHI).

         Cash used in investing activities during the three months ended March 31, 2007 was $0 compared to $0 during the three months ended March 31, 2006.

         Cash provided by financing activities relating to the issuance of promissory notes and shares of common stock during the three months ended March 31, 2007 was $423,590, as compared to $ 0 during the three months ended March 31, 2006. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements and, to a lesser extent, sales.

         The Company will have additional capital requirements during 2007. If we are unable to satisfy our cash requirements through product and service sales, we will attempt to raise additional capital through the sale of our common stock.

         We cannot assure that the Company will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

KIMBERLEY D. JAMESON V. PACIFIC ENVIRONMENTAL SAMPLING. ETC., ET AL.

         On April 17, 2006, PES received a Notice of Claim from the California Department of Labor Relations alleging that Ms. Jameson (John Cooley's sister) was owed overtime, meal and rest break compensation during the period of May 2002 through February 2006. Ms. Jameson's employment was terminated in February 2006. The California Division of Labor Standards Enforcement Hearing Officer ruled in favor of Ms. Jameson. PES filed a timely appeal of the decision with the Superior Court of California. On February 14, 2007 a trial was held concerning this matter. At this time the Judge has ruled on his findings in favor or Ms. Jameson in the amount of $100,000. PES has submitted an appeal under the direction of its legal counsel asserting that the ruling was based on evidence that was not submitted at the trial. PES believes that the claim is unfounded and that PES will prevail.

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On December 6, 2006,  John  Cooley,  a former  director of PES from May
2007 until July 2002 and minority PES shareholder, filed a civil complaint against Pacific Environmental Sampling, Inc. and Environmental Service Professionals, Inc. The complaint alleged claims for breach of fiduciary duty, fraud, declaratory relief, injunctive relief, constructive trust, and appointment of a receiver.

         On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and for appointment of a receiver. Both of Cooley's requests were denied by the Court. ESP and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the entire complaint and the demurrer was sustained. Cooley was permitted by the Court to refile as an attempt to correct deficiencies. With an extension, Cooley filed the first amended complaint on March 27, 2007. On April 23, 2007 ESP and its affiliates filed a second demurrer challenging the legal sufficiency of this first amended complaint. Cooley has since examined this demurrer, and has voluntarily concluded that he needs to file a second amended complaint in another attempt to correct the numerous defects and lack of specificity. ESP has agreed to allow the filing of a second amended complaint. As of this date ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Note Applicable

ITEM 6.  EXHIBITS

(a)      Exhibits

         EXHIBIT  DESCRIPTION
         -------  -----------
         3.1      Articles of Incorporation (1)
         3.2      Amendment to Articles of Incorporation (1)
         3.3      Bylaws (1)
         4.1      Specimen Certificate for Common Stock (1)
         4.2      Specimen Warrant to Purchase Shares of Common Stock (5)
         10.1 Stock Purchase Agreement with Allstate Home Inspection & Household Environmental Testing, Ltd. (4)
         10.2     Redemption,  Lock-Up and Vesting  Agreement  dated November 1,
                  2006 (3)
         10.3 Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental Sampling, Inc., dated as of July 1, 2006
                  (2)
         10.4     Asset  Purchase  Agreement  with NPS, Inc.  dated December 12,
                  2006 (5)
         10.5     Consulting Agreement with Craig Grossman (5)
         14.1     Code of Conduct (5)
         31.1     Section 302 Certification of Chief Executive Officer (6)
         31.2     Section 302 Certification of Chief Financial Officer (6)
         32.1     Section 906 Certification of Chief Executive Officer (6)
         32.2     Section 906 Certification of Chief Financial Officer(6)
----------------

     (1) Incorporated by reference from prior public reports filed by Glas-Aire Industries Group, Ltd. with the Securities and Exchange Commission.

     (2) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

     (3) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2006.

     (4) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

     (5) Incorporated by reference from the Report on Form 10KSB annual report filed with the Securities and Exchange Commission on April 17, 2007.

     (6)  Attached hereto as an exhibit.

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


Dated: May 23, 2007             ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                                By:  \s\ Edward Torres
                                -----------------------------------------------
                                Edward Torres, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


                                By:  \s\ Edward Torres
                                -----------------------------------------------
                                Edward Torres, Acting Chief Financial Officer (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward Torres                                      Dated: May 23, 2007
      -----------------------------------------------
         Edward Torres, Chairman of the Board


By:  \s\ Joseph T. Leone                                    Dated: May 23, 2007
      -----------------------------------------------
         Joseph T. Leone, Director


By:  \s\ Lyle Watkins                                       Dated: May 23, 2007
    -------------------------------------------------
         Lyle Watkins, Director


By:  \s\ Hugh Dallas                                        Dated: May 23, 2007
    -------------------------------------------------
         Hugh Dallas, Director


By:  \s\ Francis ("Rich") Finigan                           Dated: May 23, 2007
    -------------------------------------------------
         Francis ("Rich") Finigan, Director


By:  \s\ Leroy Moyer                                        Dated: May 23, 2007
    -------------------------------------------------
         Leroy Moyer, Director