Form 10KSB/A
period 2006-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-07-06
CIK 911441

FORM 10KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

            For the period from January 1, 2006 to December 31, 2006

                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                        84-1214736
      ---------------                          -----------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
                          ----------------------------
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                    NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                   WHICH REGISTERED

       COMMON STOCK                                            N/A
       PREFERRED STOCK                                         N/A

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |__| No |X|

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB/A or any amendment to this Form 10KSB/A. |X|

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

         Transitional Small Business  Disclosure Format (check one):
Yes |__| No |X|

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10KSB/A AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

                                TABLE OF CONTENTS

                                     10KSB/A

PART I   N/A
         ITEM 2..........................................................N/A
         ITEM 3..........................................................N/A
         ITEM 4..........................................................N/A

PART II  1
         ITEM 5..........................................................N/A
         ITEM 6..........................................................N/A
         ITEM 7............................................................1
         ITEM 8...........................................................18
         ITEM 8A..........................................................18
         ITEM 8B..........................................................18

PART III..................................................................18
         ITEM 9...........................................................18
         ITEM 10.........................................................N/A
         ITEM 11.........................................................N/A
         ITEM 12.........................................................N/A
         ITEM 13.........................................................N/A
         ITEM 14.........................................................N/A

SIGNATURES................................................................20

                                     PART II

ITEM 7.     FINANCIAL STATEMENTS OF ENVIRONMENTAL SERVICE PROFESSIONALS, INC.



                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




                                    CONTENTS


                                                                                                               PAGE


Report of Independent Registered Public Accounting Firm ....................................................  - 2 -

Balance Sheet as of December 31, 2006.......................................................................  - 3 -

Statement of Operations for the years ended December 31, 2006 and 2005......................................  - 4 -

Statement of Changes in Shareholders Equity for the years ended December 31, 2006 and 2005..................  - 5 -

Statement of Cash Flows for the years ended December 31, 2006 and 2005......................................  - 6 -

Notes to Financial Statements ..............................................................................  - 7 -

                           CHANG G. PARK, CPA, PH. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615O
                 * TELEPHONE (858)722-5953 * FAX (858) 408-2695
                         * E-MAIL CHANGGPARK@GMAIL.COM *
--------------------------------------------------------------------------------



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


/s/Chang G. Park, CPA
--------------------
CHANG G. PARK, CPA

FEBRUARY  23,  2007
(Except for Notes 12 & 17, as to
which the date is June 19, 2007)

CHULA VISTA, CA. 91910


        MEMBER OF THE CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
          REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

                            ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                    (Formerly Glas-Aire Industries Group, Ltd.)
                                            Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------

                                                      ASSETS

                                                                             AS OF                   AS OF
                                                                         DECEMBER 31,             DECEMBER 31,
                                                                             2006                     2005
                                                                       ------------------       -----------------

      CURRENT ASSETS
       Cash & cash equivalents                                        $          302,943     $             1,832
       Accounts receivable                                                       258,989                       -
       Prepaid expense                                                           412,496
                                                                       ------------------       -----------------

      TOTAL CURRENT ASSETS                                                       974,428

      NET PROPERTY & EQUIPMENT                                                    38,820                       -

      OTHER ASSETS
       Deposits                                                                   72,026                       -
       Net trademarks                                                                563                       -
       Goodwill                                                                9,274,770
       Investments in business areas                                              15,779                       -
                                                                       ------------------       -----------------

      TOTAL OTHER ASSETS                                                       9,363,138

                                                                       ------------------       -----------------

            TOTAL ASSETS                                             $        10,376,386     $             1,832
                                                                       ==================       =================

                                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
       Accounts payable and accrued liabilities                       $          361,498     $           382,731
       Line of credit                                                            101,962                       -
       Income taxes payable                                                       35,500                  35,500
       Loans payable                                                             238,000                       -
                                                                       ------------------       -----------------

      TOTAL CURRENT LIABILITIES                                                  736,960                 418,231

      LONG-TERM LIABILITIES                                                      859,831                       -
                                                                       ------------------       -----------------

      TOTAL LONG-TERM LIABILITIES                                                859,831                       -
                                                                       ------------------       -----------------

            TOTAL LIABILITIES                                                  1,596,791                 418,231

      STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock, (par value $.001 per share, 100,000,000 shares authorized: 13,973,546 shares and 2,711,213 shares issued and
         outstanding as of December 31, 2006 and 2005, respectively)              13,973                  27,112
       Paid-in capital                                                        11,323,035               1,549,313
       Foreign currency translation adjustment                                         -                 652,778
       Retained earnings                                                      (2,557,413)             (2,645,602)
                                                                       ------------------       -----------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     8,779,595                (416,399)

              TOTAL LIABILITIES &                                      ------------------       -----------------
                         STOCKHOLDERS' EQUITY (DEFICIT)              $        10,376,386     $             1,832
                                                                       ==================       =================

                               ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                       (Formerly Glas-Aire Industries Group, Ltd.)
                                          Consolidated Statement of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                                                             YEAR ENDED               YEAR ENDED
                                                                                            DECEMBER 31,             DECEMBER 31,
                                                                                                2006                     2005
                                                                                          ------------------       -----------------

        REVENUES
         Income                                                                          $            82,319      $               -
                                                                                          ------------------       -----------------

        NET REVENUE                                                                                   82,319                      -

        COST OF GOODS SOLD
         Purchases                                                                                    15,282                      -
                                                                                          ------------------       -----------------

        TOTAL COST OF GOODS SOLD                                                                      15,282                      -
                                                                                          ------------------       -----------------

        GROSS PROFIT                                                                                  67,037                      -

        OPERATING EXPENSES
         Depreciation                                                                                  3,205                      -
         General and administrative                                                                  668,049                226,874
                                                                                          ------------------       -----------------

        TOTAL OPERATING EXPENSES                                                                     671,254                226,874
                                                                                          ------------------       -----------------

        INCOME (LOSS) FROM OPERATIONS                                                               (604,217)              (226,874)

        OTHER INCOME (EXPENSES)
         Interest income                                                                                   1                     94
         Interest expense                                                                            (16,416)               (83,661)
         Other income                                                                                 57,043                      -
         Miscellaneous expense                                                                        (1,000)                     -
                                                                                          ------------------       -----------------

        TOTAL OTHER INCOME (EXPENSES)                                                                 39,628                (83,567)
                                                                                          ------------------       -----------------

        NET INCOME (LOSS)                                                                           (564,589)              (310,441)
                                                                                          ==================       =================

         BASIC EARNING (LOSS) PER SHARE                                                  $             (0.08)     $           (0.11)
                                                                                          ------------------       -----------------

        WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES - BASIC AND DILUTED                                                        6,996,933              2,711,213
                                                                                          ==================       =================

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
                                                SHARES       STOCK        CAPITAL       EARNINGS       CURRENCY
                                                                                       (DEFICIT)     TRANSLATION
----------------------------------------------------------------------------------------------------------------------------------

 Balance, December  31, 2004                    2,711,213       27,112     1,549,313     (2,335,161)       652,778       (105,958)

 Net loss for the year ended
 December 31, 2005                                                                         (310,441)                     (310,441)
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2005                    2,711,213       27,112     1,549,313     (2,645,602)       652,778       (416,399)
----------------------------------------------------------------------------------------------------------------------------------

Shares issued on April 24, 2006                 3,170,522       31,705       285,475                                      317,180

Shares Adjustment                                    (583)          (6)            6                                            -

Reverse Split 1 to 3.75 on October 11, 2006    (4,312,689)     (57,243)       57,243                                            -

Shares Issued on October 11, 2006              14,625,000       14,625     8,175,375                                    8,190,000

Shares Issued On December 1, 2006                 425,000          425       297,075                                      297,500

Shares Issued On December 1, 2006                 812,629          812       454,260                                      455,072

Shares Issued On December 1, 2006                 477,590          478       434,553                                      435,031

Shares Issued On December 1, 2006                 110,187          110        65,690                                       65,800

Stock redemption                               (4,083,000)      (4,083)        4,083                                            -

Adjustment                                         37,677           38           (38)

Foreign Currency Translation                                                                652,778       (652,778)             -

 Net loss for the year ended
 December 31, 2006                                                                         (564,589)                     (564,589)
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2006                   13,973,546     $ 13,973  $ 11,323,035    $(2,557,413)           $ -    $ 8,779,595
==================================================================================================================================


                           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                   (Formerly Glas-Aire Industries Group, Ltd.)
                                      Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------


                                                                               YEAR ENDED          YEAR ENDED
                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                  2006                2005
                                                                              --------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        $      (564,589)   $       (310,441)

   Adjustments to reconcile net loss to net cash provided by (used in) operating operating activities:
        Depreciation                                                                  3,205                   -
        Amortization                                                                  3,969                   -
        Finance fee                                                                  23,965
        Common Stock and options for compensation                                   317,180                   -
        Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                 70,081                   -
          (Increase) decrease in prepaid expenses                                    (1,430)                  -
          (Increase) decrease in accounts payable and accrued expenses             (432,325)            277,723
                                                                              --------------     ---------------

        NET CASH USED BY OPERATING ACTIVITIES                                      (579,944)            (32,718)


CASH FLOWS FROM INVESTING ACTIVITIES                                                      -                   -
                                                                              --------------     ---------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               -                   -

CASH FLOWS FROM FINANCING ACTIVITIES

   Line of credit                                                                    26,165                   -
   Increase in loan payable                                                          10,000                   -
   Proceeds from long-term liabilities                                              734,831
   Proceeds from stock issuances                                                     65,800                   -
                                                                             --------------     ---------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          836,796                   -
                                                                             --------------     ---------------

       NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           256,852             (32,718)

       CASH AT BEGINNING OF YEAR                                                      1,832              34,550
       CASH AT OCTOBER 11, 2006 OF SUBSIDIARY                                        44,259                   -
                                                                              --------------     ---------------

       CASH AT END OF YEAR                                                  $       302,943    $          1,832
                                                                             ==============     ===============


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

    Cash paid for Interest                                                  $             -    $              -
                                                                             ==============     ===============

    Income taxes paid                                                       $             -    $              -
                                                                             ==============     ===============

   SUPPLEMENTAL DISCLOSURES OF NON CASH
   ACTIVITIES:

      Common stock issued for acquisition subsidiary                       $      8,487,500   $               -
      Increase in accounts receivable from acquisition                             (329,070)                  -
      Increase in property & equipment from acqusition                              (42,025)                  -
      Increase in deposits from acquisition                                         (72,026)                  -
      Increase in goodwill from stock issuance                                   (8,819,698)                  -
      Increase in trademaks from acquisition                                           (587)                  -
      Increase in investment in business areas fro acquisition                      (19,725)                  -
      Increase in accounts payable and accrued liabilities from acquisition         411,093                   -
      Increase in line of credit from acquisition                                    75,797                   -
      Increase in loan payable from acquisition                                     228,000                   -
      Increase in long-term liabilities from acquisition                            125,000                   -
                                                                              --------------     ---------------
                                                                           $         44,259   $               -
                                                                              ==============     ===============

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

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

As of October 11, 2006, the Company completed (a) a one for 3.75 reverse split of its total issued and outstanding common stock, (b) an amendment to its Articles of Incorporation changing its name to Environmental Service Professionals, Inc. and increasing its authorized common stock to 100,000,000 shares, par value $0.001 per share and (C) the closing of its reverse merger with PES pursuant to which PES became a wholly-owned subsidiary of the Company, and Pest's management and shareholders assumed control of the Company (See Note
12)

On December 1, 2006, the Company closed its acquisition of National Professional Service Inc. (NPS) pursuant to which NPS became a wholly owned subsidiary of the Company.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ACCOUNTING METHOD

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP"). The Company has elected a December 31, year-end.

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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

F. CONCENTRATION OF CREDIT RISK

The Company maintains their cash in bank deposit accounts that at times may exceed federally insured limits. ESP has not experienced any losses in such accounts. Management believes that they are not exposed to any significant credit risk related to cash.

PES maintains credits with Bank of America. Management performs periodic evaluations of the relative credits standing to the financial institution. The
Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2006 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.

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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

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

In September 2006, the FASB issued SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognizing, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amend SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.


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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

                                                         DECEMBER 31,
                                                            2006
                                                      ----------------
           Software                                      $ 15,000
           Machinery & equipment                           24,442
           Furniture & fixtures                            17,583
           Computers                                       40,854
           Automotive equipment                             8,000
                                                      ----------------
                                                         $105,879
           Less Accumulated Depreciation                  (67,059)
                                                      ----------------
           Net Property & Equipment                      $ 38,820
                                                      ================

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

GOODWILL

On October 11, 2006, the Company issued 15,437,629 shares of common stock, which is valued at $8,645,072. At the time of merger, there was difference of $8,802,270 between net asset value of $(157,198) and fair market value of $8,645,072, which was booked as goodwill.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

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

The base rent is currently $6,206.00 per month. The following is a schedule of payments under the above operating lease:

          YEAR ENDING
          DECEMBER 31,                                      AMOUNT
          --------------                                -------------
               2006                                      $ 25,954.00
               2007                                        76,022.00
               2008                                        79,822.00
                                                        -------------
                                                         $181,798.00

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

NOTE 10. STOCK WARRANTS

PES issued 4,808,446 shares of common stock and 4,808,446 common stock purchases warrants during the year ended December 31, 2006. Using Black-Schools Option Pricing Model derives the value of the warrants. As per FAS 123r, the volatility of the stock was calculated by using shares Dow Jones US Consumer Services Fund data for the five previous years, since the PES shares were not traded. Risk free rate of 4.63% is that of two-year treasury bills as of the issue date. For the stock price, we used that of net asset value per share, which was $.008 as of the year ended December 31, 2005. The value of warrants, however, was $0.

After the merger, these warrants were exchanged with those of the Company on one-on-one basis.


NOTE 11. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                         DECEMBER 31,         DECEMBER 31,
                                              2006                2005
                                         -------------        -----------

NET INCOME (LOSS) FROM OPERATIONS       $    (540,622)       $   (310,441)

BASIC INCOME / (LOSS) PER SHARE         $       (0.07)              (0.11)
                                         =============        ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         7,214,324           2,711,213
                                         =============        ===========


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

On April 24, 2006 the Company issued 93,750 shares of common stock as consideration Glassware Industries Group, Ltd. for legal and other services rendered for the Company.

On October 11, 2006, the Company completed the closing of a stock purchase agreement (the "SPA") to effect a reverse merger between the companies (the "Business Combination") under which the Company issued 15,437,629 shares of its common stock to PES in consideration for 15,437,629 shares of Pest's common stock. PES is distributing up to 15,437,629 shares of the Company's common stock to its existing shareholders in consideration for the redemption of 15,437,629 shares of the outstanding voting stock of PES. As a result of the closing, PES is a wholly owned subsidiary of the Company and the shareholders of PES are the controlling shareholders of the Company.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

NOTE 12 STOCK TRANSACTIONS & BUSINESS COMBINATIONS (CONTINUED)

According to the SPA, prior to the closing of the Business Combination, the Company covenanted, among other things, to effect a one for 3.75 reverse split of its outstanding common stock, which resulted in Glas-Aire having a total of 1,568,463 shares of its common stock outstanding at closing.

On December 1, 2006, the Company completed the closing of a stock purchase agreement with NPS to effect an acquisition under which the Company issued 425,000 shares of its common stock and paid $175,000 to NPS in consideration for 100% interest of Naps' common stock. As a result of the closing, NPS is a wholly owned subsidiary of the Company.

During the 4th quarter, the Company issued 477,590 shares for finance fee.

During the 4th Quarter, the Company issued 110,187 shares for cash amounting to 65,800 and 110,187 warrants.

On December 1, 2006, the Company redeemed 4,083,000 shares.

The  operating  results of the acquired  entities are included in the  Company's
consolidated   financial  statements  as  of  October  11,  2006;  the  date  of acquisition.


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
------------------------------------------- ---------------------------

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005


NOTE 12 STOCK TRANSACTIONS & BUSINESS COMBINATIONS (CONTINUED)

STATEMENT OF OPERATIONS

--------------------------- -------------------- --------------------- ---------------------- ---------------
                                 January 1,            October 12,           Year ended         Year ended
                                   2006-                 2006-              December 31,       December 31,
                                 October 11,           December 31,             2006                2005
                                   2006                   2006
--------------------------- -------------------- --------------------- ---------------------- ---------------
Revenue                      $     147,618         $        82,319           $     229,937         $ 871,548
--------------------------- -------------------- --------------------- ---------------------- ---------------
Cost                                37,896                  15,282                  53,178            24,719
--------------------------- -------------------- --------------------- ---------------------- ---------------
Gross profit                       109,722                  67,037                 176,759           846,829
--------------------------- -------------------- --------------------- ---------------------- ---------------
Operating expenses               1,183,529                 594,719               1,778,248           596,359
--------------------------- -------------------- --------------------- ---------------------- ---------------
Net loss from operation         (1,073,807)               (527,682)             (1,601,489)          250,470
--------------------------- -------------------- --------------------- ---------------------- ---------------
Other income (expense)                 (50)                   (200)                   (250)              200
--------------------------- -------------------- --------------------- ---------------------- ---------------
Net loss                      $ (1,073,857)        $      (527,882)          $  (1,601,739)        $ 250,670
--------------------------- -------------------- --------------------- ---------------------- ---------------


NOTE 13. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006 and 2005:

* Common stock, $ 0.001 par value; 100,000,000 shares authorized: 13,973,546 shares and 2,711,213 share issued and outstanding, respectively.


NOTE 14. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

At December 31, 2006 the Company has significant operating and capital losses carry forward. The tax benefits resulting for the purposes have been estimated as follows:

                                            DECEMBER 31,         DECEMBER 31,
                                               2006                  2005
                                           ------------        --------------

  Accumulated deficit as of:               $ (2,533,446)       $  (2,645,602)

  Gross income tax benefit                    $ 861,372        $     899,505
  Valuation allowance                          (861,372)            (899,505)
                                          -------------        ---------------
  Net income tax benefit                  $           -        $           -
                                          =============        ===============

The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other concurrent intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Companies deferred tax asset.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other noncurrent intangible assets of an acquired entity or directly to contribute capital.


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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                   (FORMERLY GLAS-AIRE INDUSTRIES GROUP, LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2006 AND 2005

$0.75 per share exercisable for a period of five years from the date of the Closing, plus $950,000 in cash, payable in installments over time (the "Cash Payment"). As a result of the Closing, AHI is a wholly owned subsidiary of the Company.


NOTE 17.  REVISED - FINANCIAL STATEMENTS

The Company's audited financial statements for the year ended December 31, 2006 were revised to account for issuance of stock in the proper period they were issued. The following table reflects changes made to the financial statements:

               CONSOLIDATED                               AUDIT                 REVISED AUDIT
               BALANCE SHEET                           DECEMBER 31,              DECEMBER 31,                 VARIANCES
                                                           2006                      2006
                                                 ------------------------- ------------------------- -----------------------------

Total Current Assets                                   $  563,364              $      974,428               $     411,064

Net Property & Equipment                                   38,820                      38,820                           -

Total Other Assets                                      8,908,066                   9,363,138                     455,072
                                                 ------------------------- ------------------------- -----------------------------
   TOTAL ASSETS                                        $9,510,250              $   10,376,386                     866,136
                                                 ========================= ========================= =============================

Total Current Liabilities                              $  802,760              $      736,960               $     (65,800)

Total Long-Term Liabilities                               859,831                     859,831                           -

Total Stockholder's Equity                              7,847,659                   8,779,595                     931,936
                                                 ------------------------- ------------------------- -----------------------------
   TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                             $9,510,250              $   10,442,386                     866,136
                                                 ========================= ========================= =============================


               CONSOLIDATED                               AUDIT                 REVISED AUDIT
               STATEMENT OF                            DECEMBER 31,              DECEMBER 31,                 VARIANCES
                OPERATIONS                                 2006                      2006
                                                 ------------------------- ------------------------- -----------------------------

Total Revenue                                          $   82,319              $       82,319               $           -
Costs of Revenues                                          15,282                      15,282                           -
                                                 ------------------------- ------------------------- -----------------------------

Gross Profit                                               67,037                      67,037                           -
Total Operating Costs                                     647,287                     671,254                      23,967
                                                 ------------------------- ------------------------- -----------------------------

Operating income (loss)                                  (580,250)                   (604,217)                    (23,967)

Total other income & (expenses)                            39,628                      39,628
                                                 ------------------------- ------------------------- -----------------------------
Income (loss) before income tax
      and extraordinary items                          $ (540,622)             $     (564,528)                    (23,967)
                                                 ========================= ========================= =============================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES

         ESP and its affiliates' Chairman, Chief Executive Officer, and Chief Financial Officer have evaluated the effectiveness of ESP and its affiliates' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in ESP and its affiliates' internal control over financial reporting that occurred during ESP's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, ESP's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. FINANCIAL STATEMENTS OF ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

REPORT OF THE AUDIT COMMITTEE

         ESP's Audit Committee has reviewed and discussed ESP's audited financial statements for the fiscal year ended December 31, 2006 with senior management. The Audit Committee has reviewed and discussed with management ESP's audited financial statements. The Audit Committee has also discussed with Chang Park ("CP"), ESP's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from CP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with CP the independence of CP as auditors of ESP. Finally, in considering whether the independent auditors provision of non-audit services to ESP is compatible with the auditors' independence for both CP and CP, ESP's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in ESP's Annual Report on Form l0KSB/A for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. The Audi Committee also approved CP's engagement to prepare ESP's consolidated tax returns for its fiscal year ending December 31, 2006. ESP's Audit Committee did not submit a formal report regarding its findings.

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

Dated: July 6, 2007    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                       By:  \s\ Edward L. Torres
                       --------------------------------------------------------
                       Edward L. Torres, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                       By:  \s\ Edward L. Torres
                       ---------------------------------------------------------
                       Edward L. Torres, Acting Chief Financial Officer
                      (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward L. Torres                                    Dated: July 6, 2007
      ----------------------------------------------
      Edward L. Torres, Chairman of the Board

By:  \s\ Joseph T. Leone                                     Dated: July 6, 2007
      ----------------------------------------------
      Joseph T. Leone, Director

By:  \s\ Lyle Watkins                                        Dated: July 6, 2007
      ----------------------------------------------
      Lyle Watkins, Director

By:  \s\ Hugh Dallas                                         Dated: July 6, 2007
      ----------------------------------------------
      Hugh Dallas, Director

By:  \s\ Francis ("Rich") Finigan                            Dated: July 6, 2007
      ----------------------------------------------
      Francis ("Rich") Finigan, Director

By:  \s\ Leroy Moyer                                         Dated: July 6, 2007
      ----------------------------------------------
      Leroy Moyer, Director