Form 10KSB/A
period 2006-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-07-09
CIK 911441

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                    NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                   WHICH REGISTERED
----------------------------------                  ---------------------------
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


By:  \s\ Edward L. Torres                                    Dated: July 6, 2007
      ----------------------------------------------
      Edward L. Torres, Chairman of the Board

By:  \s\ Joseph T. Leone                                     Dated: July 6, 2007
      ----------------------------------------------
      Joseph T. Leone, Director

By:  \s\ Lyle Watkins                                        Dated: July 6, 2007
      ----------------------------------------------
      Lyle Watkins, Director

By:  \s\ Robert August                                       Dated: July 6, 2007
      ----------------------------------------------
      Robert August, Director

By:  \s\ Francis ("Rich") Finigan                            Dated: July 6, 2007
      ----------------------------------------------
      Francis ("Rich") Finigan, Director

By:  \s\ Leroy Moyer                                         Dated: July 6, 2007
      ----------------------------------------------
      Leroy Moyer, Director