Form 10KSB/A
period 2006-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-07-27
CIK 911441

FORM 10KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

            For the period from January 1, 2006 to December 31, 2006

                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEVADA                                            84-1214736
-----------------------                      -----------------------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                       NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                            WHICH REGISTERED
            -------------------                        ------------------------
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

                                TABLE OF CONTENTS

                                     10KSB/A

PART I   ................................................................N/A
         ITEM 2..........................................................N/A
         ITEM 3..........................................................N/A
         ITEM 4..........................................................N/A

PART II .................................................................. 1
        ITEM 5...........................................................N/A
        ITEM 6...........................................................N/A
        ITEM 7...........................................................N/A
        ITEM 8.............................................................1
        ITEM 8A............................................................1
        ITEM 8B............................................................1

PART III.................................................................N/A
        ITEM 9...........................................................N/A
        ITEM 10..........................................................N/A
        ITEM 11..........................................................N/A
        ITEM 12..........................................................N/A
        ITEM 13..........................................................N/A
        ITEM 14..........................................................N/A

SIGNATURES.................................................................2

                                     PART II


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES

         ESP and its affiliates' Chairman, Chief Executive Officer, and Chief Financial Officer have evaluated the effectiveness of ESP and its affiliates' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures were not adequate as of December 31, 2006 in light of the restatement of the financial statements by the Company on July 6, 2007. Accordingly, the executive officers of the Company have reconsidered the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 and are in the process of significantly improving them.

         There have been no changes in ESP and its affiliates' internal control over financial reporting that occurred during ESP's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, ESP's internal control over financial reporting. After the departure of the Company's Chief Financial Officer in early May 2007, the remaining executive officers of the Company reconsidered the effectiveness of the Company's disclosure controls and procedures and are significantly improving them. The Company is currently seeking a new Chief Financial Officer who is expected to assist the Company to continue to improve its disclosure controls and procedures over those which were in place under the prior Chief Financial Officer. Management believes that the Company's disclosure controls and procedures have already significantly improved since the prior Chief Financial Officer departed.


ITEM 8B.      OTHER INFORMATION

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2007                  ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                                      By:\s\ Edward L. Torres
                                         ---------------------------------------
                                         Edward  L.  Torres,  Chairman  of  the
                                         Board  and  Chief  Executive  Officer
                                        (Principal Executive Officer)

                                      By:\s\ Edward L. Torres
                                         ---------------------------------------
                                         Edward L. Torres, Acting Chief
                                         Financial Officer
                                        (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward L. Torres                               Dated: July 27, 2007
      -------------------------------------------
      Edward L. Torres, Chairman of the Board

By:  \s\ Joseph T. Leone                                Dated: July 27, 2007
      -------------------------------------------
      Joseph T. Leone, Director

By:  \s\ Lyle Watkins                                   Dated: July 27, 2007
      -------------------------------------------
      Lyle Watkins, Director

By:  \s\ Robert August                                  Dated: July 27, 2007
      -------------------------------------------
      Robert August, Director

By:  \s\ Francis ("Rich") Finigan                       Dated: July 27, 2007
      -------------------------------------------
      Francis ("Rich") Finigan, Director

By:  \s\ Leroy Moyer                                    Dated: July 27, 2007
      -------------------------------------------
      Leroy Moyer, Director