Form 10KSB/A
period 2006-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-07-30
CIK 911441

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

SIGNATURES.................................................................2

                                     PART II


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES

         ESP and its affiliates' Chairman, Chief Executive Officer, and Chief Financial Officer have evaluated the effectiveness of ESP and its affiliates' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures were not effective as of December 31, 2006 in light of the restatement of the financial statements by the Company on July 6, 2007. Accordingly, the executive officers of the Company have reconsidered the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 and are in the process of significantly improving them.

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