Form 10QSB
period 2007-06-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-08-20
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE QUARTERLY PERIOD ENDED:      JUNE 30, 2007

____  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                             FOR THE TRANSITION PERIOD FROM: _______ TO________

                         COMMISSION FILE NUMBER: 1-14244


                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                   -----------------------------------------
             (Exact name of Registrant as Specified in its Charter)


         NEVADA                                        84-1214736
-----------------------------                ----------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
                           -------------------------
               Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          -------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanged Act).

                                    Yes                       No      X
                                        ---------------         -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007 the number of shares outstanding of the registrant's only class of common stock was 18,905,438.

Transitional Small Business Disclosure Format (check one):

                                    Yes                       No      X
                                        ---------------         -------------

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Balance Sheets at June 30, 2007 (unaudited).........................................................1

         Statements of Operations for the Six Months Ended June 30, 2007
         and June 30, 2006 (unaudited).......................................................................2

         Statements of Cash Flows for the Six Months Ended June 30, 2007
         and June 30, 2006 (unaudited).......................................................................3

         Notes to Condensed Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................8

Item 3.  Controls and Procedures............................................................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................10

Item 2.  Changes in Securities..............................................................................11

Item 3.  Defaults upon Senior Securities....................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders................................................11

Item 5.  Other Information..................................................................................11

Item 6.  Exhibits and Reports on Form 8-K...................................................................11

SIGNATURES..................................................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                     (Formerly Glass-Aire Industries Group, Ltd.)
                                             Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------

                                                        ASSETS

                                                                                 AS OF                   AS OF
                                                                               JUNE 30,               DECEMBER 31,
                                                                                 2007                     2006
                                                                           ------------------       -----------------

      CURRENT ASSETS
       Cash & cash equivalents                                            $          117,975       $         302,943
       Accounts receivable                                                           602,108                 258,989
       receivable - other                                                              1,228                       -
       Prepaid expense                                                             4,496,965                 412,496
                                                                          ------------------       -----------------

      TOTAL CURRENT ASSETS                                                         5,218,276                 974,428

      NET PROPERTY & EQUIPMENT                                                       428,748                  38,820

      OTHER ASSETS
       Deposits                                                                        2,120                  72,026
       Net trademarks                                                                    149                     563
       Goodwill                                                                    3,233,192               9,340,570
       Investments in business areas                                                  15,780                  15,779
                                                                          ------------------       -----------------

      TOTAL OTHER ASSETS                                                           3,251,241               9,428,938

                                                                          ------------------       -----------------

            TOTAL ASSETS                                                  $        8,898,265       $      10,442,186

                                                                          ==================       =================

                                     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
       Accounts payable and accrued liabilities                           $          453,786       $         427,298
       Line of credit                                                                 98,518                 101,962
       Accrued liabilities                                                           144,502                       -
       Income taxes payable                                                           90,800                  35,500
       Loans payable                                                               1,773,000                 238,000
                                                                          ------------------       -----------------

      TOTAL CURRENT LIABILITIES                                                    2,560,606                 802,760

      LONG-TERM LIABILITIES
       Unsecured 10% Loan payable                                                  1,243,934                 859,831
                                                                          ------------------       -----------------

      TOTAL LONG-TERM LIABILITIES                                                  1,243,934                 859,831
                                                                          ------------------       -----------------

            TOTAL LIABILITIES                                                      3,804,540               1,662,591

      STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 18,905,438 shares and 13,935,869 shares issued and
         outstanding as of June 30, 2007 and December 31, 2006 respectively)          18,905                  13,935
      Paid-in capital                                                             17,055,589              11,323,073
      Retained earnings                                                          (11,980,769)             (2,557,413)
                                                                          ------------------       -----------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         5,093,725               8,779,595
                                                                          ------------------       -----------------

              TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY (DEFICIT)                   $        8,898,265       $      10,442,186
                                                                          ==================       =================

                                 See Notes to the Consolidated Financial Statements


                                     ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                            (Formerly Glass-Aire Industries Group, Ltd.)
                                                Consolidated Statement of Operations
------------------------------------------------------------------------------------------------------------------------------------

                                                THREE MONTHS           THREE MONTHS          SIX MONTHS             SIX MONTHS
                                                    ENDED                  ENDED                ENDED                  ENDED
                                                  JUNE 30,               JUNE 30,             JUNE 30,               JUNE 30,
                                                    2007                   2006                 2007                   2006
                                              ------------------     ------------------   ------------------     ------------------

    REVENUES
     Income                                   $          164,702     $                -   $          410,419     $                -
                                              ------------------     ------------------   ------------------     ------------------

    NET REVENUE                                          164,702                      -              410,419                      -

    COST OF GOODS SOLD
     Purchases                                            28,968                      -               56,301                      -
                                              ------------------     ------------------   ------------------     ------------------

    TOTAL COST OF GOODS SOLD                              28,968                      -               56,301                      -
                                              ------------------     ------------------   ------------------     ------------------

    GROSS PROFIT                                         135,734                      -              354,118                      -

    OPERATING EXPENSES
     Depreciation                                          6,485                      -               12,556                      -
     General and administrative                          834,814                 21,607            2,064,973                 61,774
                                              ------------------     ------------------   ------------------     ------------------

    TOTAL OPERATING EXPENSES                             841,299                 21,607            2,077,529                 61,774
                                              ------------------     ------------------   ------------------     ------------------

    INCOME (LOSS) FROM OPERATIONS                       (705,565)               (21,607)          (1,723,411)               (61,774)

    OTHER INCOME (EXPENSES)
     Interest income                                           -                      -                    -                      1
     Interest expense                                    (31,320)                (5,136)             (49,920)                (6,381)
     Other income                                         54,599                 50,000               58,999                 50,000
     Loss from discontinued operation                 (8,711,186)                                 (8,711,186)
                                              ------------------     ------------------   ------------------     ------------------

    TOTAL OTHER INCOME (EXPENSES)                     (8,687,907)                44,864           (8,702,107)                43,620
                                              ------------------     ------------------   ------------------     ------------------

    NET INCOME (LOSS)                         $       (9,393,472)    $           23,257   $      (10,425,518)    $          (18,154)
                                              ==================     ==================   ==================     ==================

     BASIC EARNING (LOSS) PER SHARE           $            (0.50)    $             0.00   $            (0.68)    $            (0.00)
                                              ------------------     ------------------   ------------------     ------------------

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC AND DILUTED               18,711,966              5,080,394           15,252,618              3,876,050
                                              ==================     ==================   ==================     ==================

                                 See Notes to the Consolidated Financial Statements

                                  ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                         (Formerly Glass-Aire Industries Group, Ltd.)
                                             Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------

                                                                                           SIX MONTHS          SIX MONTHS
                                                                                              ENDED              ENDED
                                                                                            JUNE 30,            JUNE 30,
                                                                                              2007                2006
                                                                                         --------------     ---------------

   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                                      $  (10,425,518)    $       (18,154)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation                                                                              6,485                   -
         Common stock                                                                          5,737,486             317,180
         Common stock to be issued                                                                     -
         Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                                      (343,119)                  -
                (Increase) decrease in other receivable                                           (1,228)                  -
                (Increase) decrease in prepaid expenses                                       (4,084,469)                  -
                (Increase) decrease in goodwill                                                7,109,953                   -
                (Increase) decrease in security deposits                                          69,906
                (Increase) decrease in accounts payable and accrued expenses                     170,990            (300,698)
                (Increase) decrease in income tax payable                                         55,300                   -
                                                                                          --------------     ---------------

        NET CASH USED BY OPERATING ACTIVITIES                                                 (1,704,214)             (1,672)


   CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of equipment                                                               (396,413)                  -
                                                                                          --------------     ---------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (396,413)                  -

   CASH FLOWS FROM FINANCING ACTIVITIES

   Line of credit                                                                                 (3,444)                  -
   Increase in loan payable                                                                    1,535,000                   -
   Proceeds from long-term liabilities                                                           384,103                   -
                                                                                          --------------     ---------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    1,915,659                   -
                                                                                          --------------     ---------------

       NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      (184,968)             (1,671)

       CASH AT BEGINNING OF PERIOD                                                              302,943               1,832
                                                                                          --------------     ---------------

       CASH AT END OF PERIOD                                                              $     117,975      $          161
                                                                                          ==============     ===============


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid for Interest                                                                 $      49,920      $        1,245
                                                                                          ==============     ===============

   Income taxes paid                                                                      $           -      $            -
                                                                                          ==============     ===============


                                 See Notes to the Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying June 30, 2007 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2006 audited consolidated financial statements. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

         ESP's strategy is being implemented in the following three phases: (1) Phase 1 (last quarter 2006), ESP focused on developing the holding company's legal, financial, operational and management structures; (2) Phase 2 (first and second quarter 2007), ESP focused on integrating new affiliates into the holding company, developing and test marketing the new suite of products and services that will be offered through these affiliates; and (3) Phase 3 (third and fourth quarters 2007), ESP plans to focus on the full implementation of its national marketing campaign.

         The Company is in the process of converting all current franchises into independent contractors under the Certified Environmental Home Inspection (CEHI) program through ESP's AHI subsidiary. As of June 30, 2007, ESP had transferred all of its current and future CEHI business operations to its wholly owned subsidiary, Allstate Home Inspection & Household Environmental Testing, Ltd. ("AHI"). AHI will continue to operate the CEHI program that provides limited mold, moisture and allergen survey services for residential and commercial buildings utilizing the Company's mandatory central call center. Visual inspections and collection of samples are part of the survey services that are offered. An accredited laboratory analyzes these samples and the results are reported to the clients. Temporary containment services are offered as appropriate.

         Effective October 11, 2006, the Company completed (a) a one for 3.75 reverse split of its total issued and outstanding common stock, (b) amended its Articles of Incorporation and changed its name to Environmental Service Professionals, Inc. It also increased its authorized common stock to 100,000,000 shares, par value $0.001 per share, and (c) closed the reverse merger with

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

Pacific Environmental Sampling, Inc. pursuant to which PES became a wholly-owned subsidiary of the Company, and PES's management and shareholders assumed control of the Company.

NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of June 30, 2007 consist of the following:

                                                JUNE 30, 2007
                                                -------------
Unsecured loan to a related party with
annual interest of 8%.                            $ 1,773,000

Unsecured notes, with annual interest of
10%.                                              $ 1,243,934
                                                    ---------

                                                  $ 3,016,934
                                                    =========

NOTE 5. BASIC INCOME / (LOSS) PER COMMON SHARE

         Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                                           June 30,                June 30,
                                                                             2007                    2006
                                                                   ------------------------- ----------------------

NET INCOME (LOSS) FROM OPERATIONS                                  $        (10,425,518)     $          (18,154)

     Basic income / (loss) per share                               $              (0.68)     $            (0.00)
                                                                   ========================= ======================

     Weighted average number of shares outstanding                           15,252,618               3,876,050
                                                                   ========================= ======================


NOTE 6 - SIGNIFICANT EVENTS

         On July 2, 2007, effective as of June 25, 2007, Environmental Service Professionals, Inc. (the "Company"), Advanced Roofing Solutions, Inc., a
California corporation ("ARS"), Eduardo Guerra, an individual and 50% shareholder of ARS, and Marco Guerra, an individual and 50% shareholder of ARS, entered into a stock purchase agreement (the "SPA") pursuant to which the Company will acquire 100% of the total issued and outstanding stock of ARS from Eduardo Guerra and Marco Guerra in exchange for a minimum of 1,100,000 shares and a maximum of 1,500,000 shares of the Company's common stock issuable in installments over time (the "Stock Payment"), 1,000,000 warrants entitling Eduardo Guerra and Marco Guerra to collectively purchase 1,000,000 additional shares of the Company's common stock at a purchase price of $0.75 per share for a period of three years from the date of the closing of the purchase under the SPA, issuable at such time as specified in the SPA, plus a minimum of $1,000,000 and a maximum of $1,950,000 in cash (subject to possible further increase), payable in installments over time (the "Cash Payment"). Upon the closing of the SPA (the "Closing"), which was scheduled to occur on July 15, 2007, or on another date, place and time as the parties mutually agree in writing, or within 10 days after completion of ARS's 2005 and 2006 audited and 2007 unaudited financial statements, whichever occurs later, but in no event after July 31, 2007 (the "Closing Date"), unless extended by mutual written agreement of the parties, ARS is agreed to become a wholly owned subsidiary of the Company.

         The Cash Payment to Eduardo Guerra and Marco Guerra will be made as follows: (i) $750,000 paid upon Closing, (ii) $100,000 paid 30 days after Closing, (iii) $100,000 paid 60 days after Closing, and (iv) $50,000 paid 90 days after Closing. The Stock Payment to Eduardo Guerra and Marco Guerra (as between them on a 50% - 50% basis) as follows: (i) 750,000 shares upon Closing,
(ii) 50,000  shares 30 days after  Closing,  (iii)  50,000  shares 60 days after

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

Closing, (iv) 50,000 shares 120 days after Closing, (v) 50,000 shares 180 days after Closing, and (vi) 150,000 shares 275 days after Closing.

         All shares of the Company's common stock and all of the warrants issuable to Eduardo Guerra and Marco Guerra by the Company under the SPA must be held by Eduardo Guerra and Marco Guerra for a period of at least one year from the date of the Closing. Furthermore, Eduardo Guerra and Marco Guerra will have piggyback registration rights with respect to the shares and the shares underlying the warrants, subject to potential adjustment by the underwriter for such registration statement, if any.

         The amount of the Cash Payment and Stock Payment may be increased and paid subject to the following terms and conditions: Eduardo Guerra and Marco Guerra will earn a collective total of an additional $250,000 in cash (the "Program Bonus") if and upon ARS signing a Home Warranty Program (the "Program") with a nationwide home warranty provider which represents over 100,000 national home warranty contracts across several markets in the United States, reflecting a minimum of $16,000,000 of estimated gross revenue for ARS over the 36 months following the execution of the agreements evidencing the Program. Eduardo Guerra and Marco Guerra will earn a collective total of an additional $200,000 in cash (the "Projection Bonus") on or before January 31, 2009 if ARS achieves 85% or more of its projected gross revenue and net profits during the period from Closing to December 31, 2008. Eduardo Guerra and Marco Guerra will earn a collective total of an additional $500,000 in cash (the "Excess Projection Bonus") on or before January 31, 2009 if ARS exceeds its projected gross revenue during the period from Closing to December 31, 2008 by more than 35%. If ARS achieves or exceeds its projected net profits during the period from Closing to December 31, 2008 and exceeds its projected gross revenue during that period by more than 35%, then for each percentage point above 35% that ARS exceeds it projected revenue during said period, Eduardo Guerra and Marco Guerra will earn an additional collective total of $14,000 payable on or before January 31, 2009, up to a total maximum of an additional $300,000.

         Eduardo Guerra and Marco Guerra will earn a collective total of an additional 400,000 shares of the Company's common stock on or before January 31, 2009 if ARS achieves 85% or more of its projected gross revenue and net profits during the period from Closing to December 31, 2008 (the "Bonus Stock").

         In the event that (i) the employment of both Eduardo Guerra and Marco Guerra with ARS and the Company and their successors-in-interest and affiliates is unilaterally terminated by the Company without cause prior to December 31, 2008, or (ii) the Company does not upon the written request of Eduardo Guerra and Marco Guerra invest at least $500,000 into ARS, including the Bridge Loan (as defined below), then the Company will immediately pay to Eduardo Guerra and Marco Guerra in cash a collective total of the Program Bonus, the Projection Bonus, and the Excess Projection Bonus, as well as issue to Eduardo Guerra and Marco Guerra the Bonus Stock.

         Upon the execution SPA, the Company made a $250,000 bridge loan (the "Bridge Loan") to ARS to be used by ARS for the establishment of its training and educational program as mutually agreed by ESP and ARS. The Bridge Loan will be noninterest bearing and will be converted into an equity investment in ARS at the Closing, or if the Closing does not occur, will be converted into voting common stock of ARS issued to ESP in an amount based on a pre-money valuation of ARS of $3,200,000; provided, that if the Closing does not occur due to a breach of the SPA by ARS, then the Bridge Loan will be immediately due and payable and commence bearing interest at the rate of 10% per annum. Effective as of the Closing, the Company will employ Marco Guerra as the Division President of the ARS Division, and Eduardo Guerra as the Senior Vice President of ARS with an annual salary to be agreed upon for both individuals in the annual budget and projections of ARS for 2007 and 2008. Eduardo Guerra shall be employed by the Company as Executive Vice President of Strategic Planning and shall report directly to the President and Chief Executive Officer of the Company. The term of the employment arrangements will be for a minimum of 275 days after the Closing, and thereafter on an "at will" basis. As an inducement to the Company to enter into and to perform its obligations under the SPA, Marco Guerra and Eduardo Guerra will each enter into a non-compete covenant pursuant to which during the term of their employment with the Company and for so long as they are officers, directors, employees or consultants of the Company or any of its subsidiaries or affiliates, they will not directly or indirectly, whether (a) as an employee, agent, consultant, employer, principal, partner, officer or director; (b) holder of more than five percent of any class of equity securities or more than five percent of the aggregate principal amount of any class of equity securities or more than five percent of the aggregate principal amount of any class of debt, notes or bonds of a company with publicly traded equity securities; or (c) in any other individual or representative capacity

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

whatsoever, for their own account or the account of any other person or entity, engage in any business or trade competing with the then business or trade of the Company or its affiliates in the United States.

         The SPA may be terminated by either party upon written notice to the other party and without further obligation by either party to the other party, if (i) the Closing does not occur by July 31, 2007, or (ii) Eduardo Guerra and Marco Guerra may also terminate the SPA by written notice to the Company upon certain defaults by the Company, or (iii) if either party provides written notice of termination to the other party on or before July 31, 2007 and Eduardo Guerra and Marco Guerra agree to immediately refund the Bridge Loan to the Company, as set forth in the SPA. While the SPA is technically terminated, and ARS has repaid the Bridge Loan to the Company, the Company and ARS are currently in discussions regarding an extension of the July 31, 2007 closing date and the terms of the acquisitions may be revised.

         ARS was founded in August, 2001 and is engaged in the business of providing analysis, preventative maintenance, service and repairs for the roofs of clients such as individual homeowners, home owner associations, property managers, commercial property owners, multi-unit residences, and commercial Organizations with five or more units within any city limit.

         On April 2, 2007, Pacific Environmental Sampling, Inc., a California corporation, sold substantially all of its assets (including all good will) to ESP for cash consideration and the assumption of certain liabilities. Effective as of June 30, 2007 (the "Closing"), Environmental Service Professionals, Inc. (the "Company"), Pacific Environmental Sampling, Inc., a California corporation ("PES"), and Hugh Dallas, an individual ("Dallas"), completed the closing of a stock purchase agreement (the "PES SPA") pursuant to which Dallas acquired 100% of the total issued and outstanding stock of PES from the Company in exchange for one dollar in cash and other good and valuable consideration. As a result of the Closing, PES is no longer a wholly owned subsidiary of the Company, effective June 30, 2007 (the "Closing"). Edward Torres submitted his resignation (to be effective as of the Closing) from the Board of Directors of PES and Dallas was appointed to the Board Directors of PES (effective as of the Closing). Edward Torres submitted his resignation (to be effective as of the Closing) as the Chief Executive Officer, President, Chief Financial Officer, and Secretary of PES and Hugh Dallas was appointed as the Chief Executive Officer, President, Chief Financial Officer, and Secretary of PES (to be effective as of the Closing).

         During June, July and August 2007, the Company entered into lending agreements and borrowed a total of $1,657,300 through short-term bridge loans having maturity dates approximately six months after the funding of the loans. In connection with the bridge loans, the Company issued 1,792,300 shares of its common stock and 644,420 warrants to purchase common stock to the lenders as additional consideration for the loans.

         On July 25, 2007 Environmental Service Professionals, Inc. completed its Asset Purchase Agreement with Robert Johnson and International Association Managers Inc. Robert G. Johnson (the "Seller") is the 100% owner of each of the following Minnesota entities: International Association Managers, Inc., National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, and International Society of Meeting Planners (collectively, the "Entities"). International Association Managers, Inc. is the manager of each of the other above-listed entities (the "Manager"). Collectively, the Entities are engaged in the businesses of construction inspection, environmental inspection and testing, promotion and development of home inspection, professional realty and appraisal reports, the provision of meeting planners, the promotion of ongoing education in appraisal review, and mortgage underwriting (collectively, the "Business"). Seller is associated with the National Association of Review Appraisers & Mortgage Underwriters ("NARA"), Non-profit association. Since it is non-profit organization, it is not included within the scope of the transaction. However, upon closing, Buyer will take on the day-to-day management responsibilities of the organization. In consideration for the sale, assignment, and transfer of the Acquired Assets and unearned revenue liability of approximately $ 134,000 to the Buyer, the Buyer paid to Seller $659,000 in cash in its entirety on the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Environmental Service Professionals, Inc.'s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      Volatility or decline of the Company's stock price;
         (b)      Potential fluctuation in quarterly results;
         (c)      Failure of the Company to earn revenues or profits;
         (d) Inadequate capital and inability to raise the additional capital or obtain the financing needed to implement its business plans;
         (e)      Inadequate capital to continue business;
         (f)      Absence of demand for the Company's products and services;
         (g)      Rapid and significant changes in markets;
         (h) Litigation with or legal claims and allegations by outside parties;
         (i)      Insufficient revenues to cover operating costs;
         (j) Default by the Company on short-term bridge loans and other indebtedness incurred by the Company due to a lack of capital or cash flow to service and repay the debt; and
         (k) Additional dilution incurred as the Company issues more of its capital stock to finance acquisitions and operations.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf might issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

         REVENUE

         Total revenue for the first six months period ended June 30, 2007 increased by $ 410,419 from $0 in the prior year. This increase in revenue was a result of the restructuring of AHI and the incorporation of the CEHI program. It is anticipated over the last quarter of 2007 AHI will retrain new home inspectors into the CEHI program. The Company will also release the national public relations program through Clearvision Productions, which has targeted the 50 most populated cities in the United States. ESP has also targeted other acquisitions for the third and fourth quarters, which are anticipated to increase the Company's revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $ 2,003,199, up from $ 61,744 during the six-month period ended June 30, 2006, to $ 2,064,973 for the six-month period ended June 30, 2007. This increase in general and administrative expenses was the result of increased staffing of office and clerical personnel from the prior period, primarily through business acquisitions, and increased professional and consulting fees from the prior period.

         NET LOSS

         Net loss increased by $10,407,364 to $10,425,518 for the six-month period ended June 30, 2007, compared to the six month period ended June 30, 2006 during which the net loss was $ 18,154. This increase in net loss was the result of an increase in general and administrative expenses and marketing costs, as well as significant costs incurred in connection with the charge off of $8,711,186 for the sale of Pacific Environmental Sampling, Inc. as noted in "NOTE 6 - SIGNIFICANT EVENTS" to the Company's financial statements. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $ 117,975 at June 30, 2007, as compared to $302,943 at December 31, 2006.

         During the six months ended June 30, 2007, the Company used $ 1,704,214 of cash for operating activities, as compared to $1,672 during the six months ended June 30, 2006. The increase in the use of cash for operating activities was a result of restructuring the Company for a national marketing program for 50 cities for the CEHI inspection program and for the acquisitions of AHI and upcoming potential acquisitions. A portion of the funds was used to create a standard national software system and create a national call center to support the estimated 3,000 Certified Environmental Home Inspectors (CEHI).

         Cash used in investing activities during the six months ended June 30, 2007 was $ 396,413 compared to $0 during the six months ended June 30, 2006.

         Cash provided by financing activities relating to the issuance of promissory notes and shares of common stock during the six months ended June 30, 2007 was $1,915,659, as compared to $ 0 during the six months ended June 30, 2007. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of June 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

KIMBERLEY D. JAMESON V. PACIFIC ENVIRONMENTAL SAMPLING. ETC., ET AL.

         The Company no longer has any ownership interest in Pacific Environmental Sampling, Inc., as reflected in the stock purchase agreement dated June 29, 2007, as noted in "NOTE 6 - SIGNIFICANT EVENTS" to the Company's financial statements.

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On December 6, 2006, John Cooley, a former director of PES from May 2002 until July 2002 and minority PES shareholder until 1/11/2006 when Cooley dissented to the solicitation and exchange agreement between Glas-Aire Industries, LTD and PES, filed a civil complaint against Pacific Environmental Sampling, Inc. and Environmental Service Professionals, Inc. The complaint alleged claims for breach of fiduciary duty, fraud, declaratory relief, injunctive relief, constructive trust, and appointment of a receiver.

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

         On June 27, 2007, Cooley filed a second amended complaint. The response to this complaint is due August 24, 2007. ESP is currently filing a third demurrer challenging the legal sufficiency of this second amended complaint.

          As of this date ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the fiscal quarter ended June 30, 2007, the Company issued a total of 136,810 shares of common stock and 136,810 warrants for total capital contributions of $79,350 in cash. During the fiscal quarter ended June 30, 2007, the Company issued a total of 1,820,000 shares of common stock and 2,461,245 warrants for consulting, advisory and other services rendered for the Company. During the fiscal quarter ended June 30, 2007, the Company issued 983,000 shares of common stock and 900,000 warrants to bridge lenders as additional consideration for their loans. The amount of bridge loans during this period was $885,000. During the fiscal quarter ending June 30, 2007, the Company issued a total of 267,932 additional shares of common stock as an adjustment for a prior private placement of stock in 2006. The net proceeds of the private placements and bridge loans were utilized for business acquisitions and general working capital purposes.

         During the fiscal  quarter  ended March 31,  2007,  the Company  issued
110,688 shares of common stock and 96,205 warrants for total capital contributions of $64,200. During the fiscal quarter ended March 31, 2007, the Company issued 250,000 shares of common stock and no warrants for consulting, advisory and other services rendered for the Company. During the fiscal quarter ended March 31, 2007, the Company issued 106,667 shares of common stock and no warrants to bridge lenders as additional consideration for their loans. The amount of bridge loans during this period was $164,103. The net proceeds of the private placements and bridge loans were utilized for business acquisitions and general working capital purposes.

         The warrants issued during these periods generally have a term of three years and an exercise price of $0.75 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Note Applicable

ITEM 6.  EXHIBITS

(a)      Exhibits

         EXHIBIT           DESCRIPTION
         -------           -----------
         3.1                Articles of Incorporation (1)
         3.2                Amendment to Articles of Incorporation (1)
         3.3                Bylaws (1)
         4.1                Specimen Certificate for Common Stock (1)
         4.2                Specimen Warrant to Purchase Shares of Common Stock (5)
         10.1               Stock Purchase Agreement with Allstate Home Inspection & Household Environmental
                            Testing, Ltd. (3)
         10.2               Redemption, Lock-Up and Vesting Agreement dated November 1, 2006 (3)
         10.3               Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental
                            Sampling, Inc., dated as of July 1, 2006 (2)
         10.4               Stock Purchase Agreement with NPS, Inc. dated December 12, 2006 (11)
         10.5               Consulting Agreement with Craig Grossman (11)
         10.6               Senior Secured Convertible Note with BOCA Funding, LLC (9)
         10.7               Stock Purchase Agreement with ARS, Inc., dated May 31, 2007 (9)
         10.8               Stock Purchase Agreement with Hugh Dallas for sale of PES, dated June 29, 2007 (9)
         10.9               Asset Purchase Agreement with Robert Johnson and IAMI, Inc., dated April 4, 2007 (10)


         14.1               Code of Conduct (11)
         31.1               Section 302 Certification of Chief Executive Officer (12)
         31.2               Section 302 Certification of Chief Financial Officer (12)
         32.1               Section 906 Certification of Chief Executive Officer (12)
         32.2               Section 906 Certification of Chief Financial Officer (12)
---------------------------------

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

         (2) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

         (3) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2006.

         (4) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

         (5) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

         (6) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2007.

         (7) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007.

         (8) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007.

         (9) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007.

         (10) Incorporated by reference from the Report on Form 8-K/A filed with the Securities and Exchange Commission on July 19, 2007.

         (11) Incorporated by reference from the Report on Form 10KSB annual report filed with the Securities and Exchange Commission on April 17, 2007.

         (12)     Attached hereto as an exhibit.


(b) The following is a list of Current Reports on Form 8-K filed by ESP during and subsequent to the last fiscal quarter ended June 30, 2007.

         (1) Form 8-K, dated April 4, 2007, filed with the SEC reflecting to appointment of Francis X. Finigan as a member of ESP's Board of Directors.

         (2) Form 8-K, dated April 6, 2007, filed with the SEC reflecting to appointment of Leroy Moyer as a member of ESP's Board of Directors and a member of ESP's Audit Committee.

         (3) Form 8-K, dated May 11, 2007, filed with the SEC reflecting Michael Fell's resignation as the Company's Chief Financial Officer.

         (4) Form 8-K, dated June 4, 2007, filed with the SEC reflecting Hugh Dallas' resignation as one of the Company's directors and appointment of Robert August as new director.

         (5) Form 8-K, dated June 20, 2007, filed with the SEC reflecting the senior secured convertible note with Boca Funding, LLC.

         (6) Form 8-K, dated July 6, 2007, filed with the SEC reflecting the Stock Purchase Agreement between ESP and Advanced Roofing Solutions, Inc. and the sale of the wholly owned subsidiary of PES, Inc.

(7) Form 8-K, dated July 6, 2007, filed with the SEC reflecting the Company filing of a Form 10-KSB/A, which includes restated financial statements as of and for the fiscal year, ended December 31, 2006.

(8) Form 8-K/A, dated July 18, 2007, filed with the SEC reflecting the Company filing of a Form 10-KSB/A which includes restated financial statements as of and for the fiscal year ended December 31, 2006.

(9) Form 8-K/A, dated July 19, 2007, filed with the SEC reflecting the Company filing of a Form 10-KSB/A which includes restated financial statements as of and for the fiscal year ended December 31, 2006.

(10) Form 8-K, dated July 25, 2007, filed with the SEC reflecting the closing of the Asset Purchase Agreement between ESP and Robert Johnson and International Association Managers Inc., National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, and International Society of Meeting Planners.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 20, 2007      ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                            By:  \s\ Edward L. Torres
                            -----------------------------------------------
                            Edward L. Torres, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


                            By:  \s\ Edward L. Torres
                            -----------------------------------------------
                            Edward L. Torres, Acting Chief Financial Officer (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward L. Torres                             Dated: August 20, 2007
      ----------------------------------------
      Edward L. Torres, Chairman of the Board


By:  \s\ Joseph T. Leone                              Dated: August 20, 2007
      ----------------------------------------
      Joseph T. Leone, Director


By:  \s\ Lyle Watkins                                 Dated: August 20, 2007
    -----------------------------------------
     Lyle Watkins, Director


By:  \s\ Robert August                                Dated: August 20, 2007
    -----------------------------------------
     Robert August, Director


By:  \s\ Francis ("Rich") Finigan                     Dated: August 20, 2007
    -----------------------------------------
    Francis ("Rich") Finigan, Director


By:  \s\ Leroy Moyer                                  Dated: August 20, 2007
    -----------------------------------------
     Leroy Moyer, Director