Form 10QSB/A
period 2007-06-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-08-21
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

Transitional Small Business Disclosure Format (check one):

                                    Yes                       No      X
                                        ---------------         -------------

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)


         Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006...................................1


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

Item 3.  Controls and Procedures............................................................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................10


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................11


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