Form 10QSB
period 2007-09-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2007-11-19
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

____   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                             FOR THE TRANSITION PERIOD FROM: _______ TO________



                         COMMISSION FILE NUMBER: 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                  -------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             NEVADA                                    84-1214736
--------------------------------              ------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
                             ----------------------
               Registrant's telephone number, including area code

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007 the number of shares outstanding of the registrant's only class of common stock was 21,264,039.

Transitional Small Business Disclosure Format (check one):

                                    Yes                       No     X
                                        ---------------         -------------

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Balance Sheets at September 30, 2007 (unaudited)....................................................1

         Statements of Operations for the Nine Months Ended September 30, 2007
         and  September 30, 2006 (unaudited).................................................................2

         Statements of Cash Flows for the Nine Months Ended September 30, 2007
         and September 30, 2006 (unaudited)..................................................................3

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

Item 6.  Exhibits and Reports on Form 8-K...................................................................10

SIGNATURES..................................................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                 (FORMERLY GLASS-AIRE INDUSTRIES GROUP, LTD.)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------

                                                    ASSETS
                                                                                   AS OF
                                                                               SEPTEMBER 30,       AS OF
                                                                                   2007         DECEMBER 31,
                                                                                 UNAUDITED          2006
                                                                              ---------------- ---------------
 CURRENT ASSETS
     Cash & cash equivalents                                                  $        32,890  $      302,943
     Accounts receivable                                                              722,122         258,989
     Receivable - other                                                                 1,228               -
     Prepaid expense                                                                2,447,147         412,496

                                                                              ---------------- ---------------
 TOTAL CURRENT ASSETS                                                               3,203,387         974,428

 NET PROPERTY & EQUIPMENT                                                             429,766          38,820

 OTHER ASSETS

     Deposits                                                                           2,120          72,026
     Net trademarks                                                                       149             563
     Goodwill                                                                       3,392,192       9,340,570
     Investments in business areas                                                    265,780          15,779
                                                                              ---------------- ---------------
 TOTAL OTHER ASSETS                                                                 3,660,240       9,428,938
                                                                              ---------------- ---------------
       TOTAL ASSETS                                                           $     7,293,393  $   10,442,186
                                                                              ================ ===============

                                      LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

     Accounts payable                                                         $       376,912  $      427,298
     Line of credit                                                                    94,201         101,962
     Accrued liabilities                                                              144,502               -
     Income taxes payable                                                              35,500          35,500
     Loans payable                                                                  2,577,300         238,000
                                                                              ---------------- ---------------
  TOTAL CURRENT LIABILITIES                                                         3,228,415         802,760

 LONG-TERM LIABILITIES

     Unsecured 10% Loan payable                                                     1,243,934         859,831
                                                                              ---------------- ---------------
  TOTAL LONG-TERM LIABILITIES                                                       1,243,934         859,831
                                                                              ---------------- ---------------
       TOTAL LIABILITIES
                                                                                    4,472,349       1,662,591

 STOCKHOLDERS' EQUITY

     Common stock, (par value $.001 per share, 100,000,000 shares authorized: 21,264,039 and 13,935,869 shares issued and outstanding
        as of September 30, 2007 and December 31, 2006 respectively)                   21,264          13,935
     Paid-in capital                                                               20,745,720      11,323,073
     Shares to be issued                                                                    -               -
     Retained earnings                                                            (17,945,939)     (2,557,413)
                                                                              ---------------- ---------------
 TOTAL STOCKHOLDERS' EQUITY                                                         2,821,045       8,779,595
                                                                              ---------------- ---------------
         TOTAL LIABILITIES &
                    STOCKHOLDERS' EQUITY                                      $     7,293,393  $   10,442,186
                                                                              ================ ===============

          See Notes to the Condensed Consolidated Financial Statements


                            ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                   (FORMERLY GLASS-AIRE INDUSTRIES GROUP, LTD.)
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS       THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                 ENDED             ENDED             ENDED             ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                 2007               2006             2007               2006
                                            ----------------  ----------------- ----------------  -----------------
  REVENUES                                  $     1,226,424   $              -  $     1,636,843   $              -

  COST OF GOODS SOLD                                 84,326                  -          140,627                  -

                                            ----------------  ----------------- ----------------  -----------------
  GROSS PROFIT                                    1,142,097                  -        1,496,215                  -

  OPERATING EXPENSES

      Depreciation                                    6,278                  -           18,834                  -
      Finance fees                                2,663,728                  -        2,663,728                  -
      Consulting                                    506,652                  -          653,196                  -
      Commissions                                 1,937,653                  -        2,846,162                  -
      General and administrative                    969,386                128        1,979,305                  -
                                            ----------------  ----------------- ----------------  -----------------

  TOTAL OPERATING EXPENSES                        6,083,696                128        8,161,224                  -
                                            ----------------  ----------------- ----------------  -----------------

  LOSS FROM OPERATIONS                           (4,941,599)              (128)      (6,665,009)                 -

  OTHER INCOME (EXPENSES)

      Interest income                                   448                  -              448                  1
      Interest expense                              (53,979)              (701)        (103,900)            (7,082)
      Other income                                        -              6,243           58,998             56,243
      Impairment of goodwill                        (55,600)                 -       (8,766,786)                 -
                                            ----------------  ----------------- ----------------  -----------------

  TOTAL OTHER INCOME (EXPENSES)                    (109,131)             5,542       (8,811,239)            49,162
                                            ----------------  ----------------- ----------------  -----------------

  NET INCOME (LOSS)                         $    (5,050,729)  $          5,414  $   (15,476,248)  $         49,162
                                            ================  ================= ================  =================

   BASIC EARNING (LOSS) PER SHARE           $         (0.25)  $           0.00  $         (0.75)  $           0.01
                                            ----------------  ----------------- ----------------  -----------------
  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES - BASIC AND DILUTED            20,289,834          5,881,152       20,689,679          4,569,295
                                            ================  ================= ================  =================

          See Notes to the Condensed Consolidated Financial Statements


                         ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                (FORMERLY GLASS-AIRE INDUSTRIES GROUP, LTD.)
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------

                                                                                 NINE MONTHS    NINE MONTHS
                                                                                    ENDED          ENDED
                                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                                    2007            2006
                                                                                -------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $(15,476,248)  $       49,162

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

           Depreciation                                                               18,834                -
           Common stock                                                            9,517,697                -
           Common stock to be issued                                                       -                -

                Changes in operating assets and liabilities:

                (Increase) decrease in accounts receivable                          (463,133)               -
                (Increase) decrease in other receivable                               (1,228)               -
                (Increase) decrease in prepaid expenses                           (2,034,651)               -
                (Increase) decrease in goodwill                                    5,948,378                -
                (Increase) decrease in security deposits                              69,906                -
                (Increase) decrease in business areas                               (250,001)               -
                (Increase) decrease in accounts payable and accrued expenses          94,116           10,940
                (Increase) decrease in income tax payable                                  -                -

                                                                                -------------- ---------------
      NET CASH USED BY OPERATING ACTIVITIES                                       (2,576,329)          60,102

 CASH FLOWS FROM INVESTING ACTIVITIES

       Acquisition of equipment                                                     (409,366)               -
                                                                                -------------- ---------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (409,366)               -

 CASH FLOWS FROM FINANCING ACTIVITIES

     Line of credit                                                                   (7,761)               -
     Increase in loan payable                                                      2,339,300                -
     Proceeds from long-term liabilities                                             384,103                -
                                                                                -------------- ---------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          2,715,642                -
                                                                                -------------- ---------------

     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                             (270,053)          60,102

     CASH AT BEGINNING OF PERIOD                                                     302,943            1,832
     CASH AT OCTOBER 11, 2006 OF SUBSIDIARY                                                -                -
                                                                                -------------- ---------------
     CASH AT END OF PERIOD                                                      $     32,890   $       61,934
                                                                                ============== ===============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

  Interest paid                                                                 $    103,900   $        7,082
                                                                                ============== ===============

  Income taxes paid                                                             $          -   $            -
                                                                                ============== ===============


          See Notes to the Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2007 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2006 audited consolidated financial statements. The results of operations for periods ended September 30, 2007 are not necessarily indicative of the operating results for the full years.


NOTE 2 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


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

ESP's strategy is being implemented in the following three phases: (1) Phase 1 (last quarter 2006), ESP focused on developing the holding company's legal, financial, operational and management structures; (2) Phase 2 (2007), ESP focused on integrating new affiliates into the holding company, developing and test marketing the new suite of products and services that will be offered through these affiliates; and (3) Phase 3 (last quarter 2007 and 2008), ESP plans to focus on the full implementation of its national marketing campaign.

The Company is in the process of converting all current franchises into independent contractors under the Certified Environmental Home Inspection (CEHI) program through ESP's AHI subsidiary. As of September 30, 2007, ESP had transferred all of its current and future CEHI business operations to its wholly owned subsidiary, Allstate Home Inspection & Household Environmental Testing,
Ltd. ("AHI"). AHI will continue to operate the CEHI program that provides limited mold, moisture and allergen survey services for residential and commercial buildings utilizing the Company's mandatory central call center. Visual inspections and collection of samples are part of the survey services that are offered. An accredited laboratory analyzes these samples and the results are reported to the clients. Temporary containment services are offered as appropriate.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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


NOTE 4. NOTES PAYABLE & LONG TERM LIABILITIES

NOTES PAYABLE AS OF SEPTEMBER 30, 2007 CONSIST OF THE FOLLOWING:

                                              SEPTEMBER 30, 2007
                                              ------------------
Unsecured loan to a related party with
annual interest of 8%.                              $2,577,300


Unsecured notes, with annual interest of
10%.                                                $1,243,934
                                                  ------------
                                                    $3,821,234
                                                  ============


NOTE 5. BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                                        September 30,            September 30,
                                                                             2007                    2006
                                                                   ------------------------- ----------------------

NET INCOME (LOSS) FROM OPERATIONS                                  $       (15,476,248)      $            (12,740)

     BASIC INCOME / (LOSS) PER SHARE                               $             (0.75)      $              (0.00)
     --------------------------------
                                                                   ========================= ======================
     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                          20,689,679                  4,569,295
     ---------------------------------------------                 ========================= ======================


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

During September, July and November 2007, the Company entered into lending agreements and borrowed a total of $1,657,300 through short-term bridge loans having maturity dates approximately nine months after the funding of the loans. In connection with the bridge loans, the Company issued 1,792,300 shares of its common stock and 644,420 warrants to purchase common stock to the lenders as additional consideration for the loans.

On July 25, 2007 Environmental Service Professionals, Inc. closed its Asset Purchase Agreement with Robert Johnson and International Association Managers Inc. Robert G. Johnson (the "Seller") is the 100% owner of each of the following Minnesota entities: International Association Managers, Inc., National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, and International Society of Meeting Planners (collectively, the "Entities"). International Association Managers, Inc. is the manager of each of the other above-listed entities (the "Manager"). Collectively, the Entities are engaged in the businesses of construction inspection, environmental inspection and testing, promotion and development of home inspection, professional realty and appraisal reports, the provision of meeting planners, the promotion of ongoing education in appraisal review, and mortgage underwriting (collectively, the "Business"). Seller is associated with the National Association of Review Appraisers & Mortgage Underwriters ("NARA"), Non-profit association. Since it is non-profit organization, it is not included within the scope of the transaction. However, upon closing, Buyer will take on the day-to-day management responsibilities of the organization. In consideration for the sale, assignment, and transfer of the Acquired Assets and unearned revenue liability of approximately $ 134,000 to the Buyer, the Buyer paid to Seller $659,000 in cash in its entirety on the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Environmental Service Professionals, Inc.'s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

          (a)  Volatility or decline of the Company's stock price;
          (b)  Potential fluctuation in quarterly results;
          (c)  Failure of the Company to earn revenues or profits;
          (d) Inadequate capital and inability to raise the additional capital or obtain the financing needed to implement its business plans;
          (e)  Inadequate capital to continue business;
          (f)  Absence of demand for the Company's products and services;
          (g)  Rapid and significant changes in markets;
          (h) Litigation with or legal claims and allegations by outside parties against ESP and its subsidiaries;
          (i)  Insufficient revenues to cover operating costs;
          (j) Default by the Company on short-term bridge loans and other indebtedness incurred by the Company due to a lack of capital or cash flow to service and repay the debt; and
          (k) Additional dilution incurred as the Company issues more of its capital stock to finance acquisitions and operations.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

         REVENUE

         Total revenue for the first nine months period ended September 30, 2007 increased by $1,636,843 from $0 in the nine-month period ending September 30, 2006 to $1,636,843 for the nine months ended September 30, 2007. This increase in revenue was a result of the restructuring of AHI and the incorporation of the CEHI program and the acquisition of IAMI. It is anticipated over the last quarter of 2007 that AHI will retrain new home inspectors to be certified under the CEHI program; and NPSI (IAMI) will increase new memberships in each of its associations. The Company will also release the national public relations program through Clearvision Productions, which has targeted the 50 most populated cities in the United States. ESP has also targeted other acquisitions for the third and fourth quarters, which are anticipated to increase the Company's revenue if they are closed.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $ 8,161,224, up from $0 during the nine-month period ended September 30, 2006, to $ 8,161,224 for the nine-month period ended September 30, 2007. This increase in general and administrative expenses was the result of increased staffing of office and clerical personnel from the prior period, primarily through business acquisitions, and increased professional and consulting fees from the prior period. Expenses for the period that related to stock issuance were: Finance fee $2,663,728, Consulting fee of $653,196, and Commissions expense of $2,846,162.

         NET LOSS

         Net loss increased by $15,476,248 for the nine-month period ended September 30, 2007. This increase in net loss was the result of an increase in general and administrative expenses and marketing costs, as well as a charge off of $8,711,186 for the sale of Pacific Environmental Sampling, Inc. on June 30, 2007 as described in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, in Note 6 for its financial statements in that report. Stock related expenses for the nine months ended September 30, 2007 were $6,163,086. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $32,890 at September 30, 2007, as compared to net cash of $302,943 at December 31, 2006.

         During the nine months ended September 30, 2007, the Company used $ 2,576,329 of cash for operating activities, as compared to $60,102 during the nine months ended September 30, 2006. The increase in the use of cash for operating activities was a result of restructuring the Company for a national marketing program for 50 cities for the CEHI inspection program and for the acquisitions of AHI and upcoming potential acquisitions. A portion of the funds was used to create a standard national software system and create a national call center to support the estimated 3,000 Certified Environmental Home Inspectors (CEHI).

         Cash used in investing activities during the nine months ended September 30, 2007 was $ 409,366 compared to $0 during the nine months ended September 30, 2006.

         Cash provided by financing activities relating to the issuance of promissory notes and shares of common stock during the nine months ended September 30, 2007 was $2,715,642, as compared to $ 0 during the nine months ended September 30, 2007. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On September 27, 2007, Cooley filed a second amended complaint. ESP is currently filing motions to strike and a third demurrer challenging the legal sufficiency of this amended complaint. As of this date ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.

KESHMIRI ET AL, V. WESTCORE CARSON, ET AL,

         On September 18, 2007, ESP was mistakenly served as a defendant and is in the process of filing for a dismissal. There is no assurance that the Company will be dismissed as a defendant in the case.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the fiscal quarter ended September 30, 2007, the Company issued a total of 136,810 shares of common stock and 136,810 warrants for total capital contributions of $79,350 in cash. During the fiscal quarter ended September 30, 2007, the Company issued a total of 1,820,000 shares of common stock and 2,461,245 warrants for consulting, advisory and other services rendered for the Company. During the fiscal quarter ended September 30, 2007, the Company issued 983,000 shares of common stock and 900,000 warrants to bridge lenders as additional consideration for their loans. The amount of bridge loans during this period was $885,000. During the fiscal quarter ending September 30, 2007, the Company issued a total of 267,932 additional shares of common stock as an adjustment for a prior private placement of stock in 2006. The net proceeds of the private placements and bridge loans were utilized for business acquisitions and general working capital purposes.

         The warrants issued during this period generally have a term of three years and an exercise price of $0.75 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Note Applicable

ITEM 6.  EXHIBITS

(a)      Exhibits

         EXHIBIT           DESCRIPTION
         -------           -----------
         3.1                Articles of Incorporation (1)
         3.2                Amendment to Articles of Incorporation (1)
         3.3                Bylaws (1)
         4.1                Specimen Certificate for Common Stock (1)
         4.2                Specimen Warrant to Purchase Shares of Common Stock (5)
         10.1               Stock Purchase Agreement with Allstate Home Inspection & Household Environmental
                            Testing, Ltd. (3)
         10.2               Redemption, Lock-Up and Vesting Agreement dated November 1, 2006 (3)
         10.3               Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental
                            Sampling, Inc., dated as of July 1, 2006 (2)
         10.4               Stock Purchase Agreement with NPS, Inc. dated December 12, 2006 (11)
         10.5               Consulting Agreement with Craig Grossman (11)
         10.6               Senior Secured Convertible Note with BOCA Funding, LLC (9)
         10.7               Stock Purchase Agreement with ARS, Inc., dated May 31, 2007 (9)
         10.8               Stock Purchase Agreement with Hugh Dallas for sale of PES, dated September 29, 2007 (9)
         10.9               Asset Purchase Agreement with Robert Johnson and IAMI, Inc., dated April 4, 2007 (10)
         14.1               Code of Conduct (11)
         31.1               Section 302 Certification of Chief Executive Officer (12)
         31.2               Section 302 Certification of Chief Financial Officer (12)
         32.1               Section 906 Certification of Chief Executive Officer (12)
         32.2               Section 906 Certification of Chief Financial Officer (12)

------------------------

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

     (4) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

     (5) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

     (6) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2007.

     (7) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007.

     (8) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2007.

     (9) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007.

     (10) Incorporated by reference from the Report on Form 8-K/A filed with the Securities and Exchange Commission on July 19, 2007.

     (11) Incorporated by reference from the Report on Form 10KSB annual report filed with the Securities and Exchange Commission on April 17, 2007.

     (12) Attached hereto as an exhibit.


(b) The following is a list of Current Reports on Form 8-K filed by ESP during and subsequent to the last fiscal quarter ended September 30, 2007.

     (1) Form 8-K, dated September 4, 2007, filed with the SEC reflecting Hugh Dallas' resignation as one of the Company's directors and appointment of Robert August as a new director.

     (2) Form 8-K, dated September 20, 2007, filed with the SEC reflecting the senior secured convertible note with Boca Funding, LLC.

     (3) Form 8-K, dated July 6, 2007, filed with the SEC reflecting the Stock Purchase Agreement between ESP and Advanced Roofing Solutions, Inc. and the sale of the wholly owned subsidiary of PES, Inc.

     (4) Form 8-K, dated July 6, 2007, filed with the SEC reflecting the Company filing of a Form 10-KSB/A, which includes restated financial statements as of and for the fiscal year, ended December 31, 2006.

     (5) Form 8-K/A, dated July 18, 2007, filed with the SEC reflecting the Company filing of a Form 10-KSB/A which includes restated financial statements as of and for the fiscal year ended December 31, 2006.

     (6) Form 8-K/A, dated July 19, 2007, filed with the SEC reflecting the Company filing of a Form 10-KSB/A which includes restated financial statements as of and for the fiscal year ended December 31, 2006.

     (7) Form 8-K, dated July 25, 2007, filed with the SEC reflecting the closing of the Asset Purchase Agreement between ESP and Robert Johnson and International Association Managers Inc., National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, and International Society of Meeting Planners.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2007       ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                               By:  \s\ Edward L. Torres
                                    ------------------------------------------
                                      Edward L. Torres, Chairman of the Board
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


                               By:  \s\ Edward L. Torres
                                    ------------------------------------------
                                      Edward L. Torres, Acting Chief Financial
                                      Officer (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward L. Torres                               Dated: November 19, 2007
      -----------------------------------------------
         Edward L. Torres, Chairman of the Board


By:  \s\ Joseph T. Leone                                Dated: November 19, 2007
      -----------------------------------------------
         Joseph T. Leone, Director


By:  \s\ Lyle Watkins                                   Dated: November 19, 2007
    -------------------------------------------------
         Lyle Watkins, Director


By:  \s\ Robert August                                  Dated: November 19, 2007
    -------------------------------------------------
         Robert August, Director


By:  \s\ Francis ("Rich") Finigan                       Dated: November 19, 2007
    -------------------------------------------------
         Francis ("Rich") Finigan, Director


By:  \s\ Leroy Moyer                                    Dated: November 19, 2007
    -------------------------------------------------
         Leroy Moyer, Director