Form 10QSB/A
period 2007-09-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-05-09
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

____      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                          FOR THE TRANSITION PERIOD FROM: _________ TO__________

                         COMMISSION FILE NUMBER: 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                  --------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             NEVADA                                     84-1214736
-----------------------------------         ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
                              --------------------
               Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------           -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanged Act).

                                    Yes                       No    X
                                        ---------------          --------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007 the number of shares outstanding of the registrant's only class of common stock was 20,717,857.

Transitional Small Business Disclosure Format (check one):

                                    Yes                       No    X
                                        ---------------          --------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.....................................................................................................3
------------------------------
   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED).................................................................................3
   -------        --------------------------------
       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................................................................3
       -------------------------------------------------------
       RESTATED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2007 (UNAUDITED)......................................................4
       ----------------------------------------------------------------------
       RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
        AND SEPTEMBER 30, 2006 (UNAUDITED).........................................................................................5
       -----------------------------------
       RESTATED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)......................................................................6
       ------------------------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................................................................7
       ----------------------------------------------------
   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................12
   -------        -------------------------------------------------------------------------------------
   ITEM 3.        CONTROLS AND PROCEDURES.........................................................................................14
   -------        -----------------------
PART II - OTHER INFORMATION.......................................................................................................14
---------------------------
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....................................................15
   -------        -----------------------------------------------------------
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.................................................................................15
   -------        -------------------------------
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................15
   -------        ---------------------------------------------------
   ITEM 5.        OTHER INFORMATION...............................................................................................15
   -------        -----------------
   ITEM 6.        EXHIBITS........................................................................................................15
   -------        --------
SIGNATURES........................................................................................................................17
----------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               STAN J.H. LEE, CPA
               2160 Lemoine Avenue Suite 203 oFort Lee o NJ 07024
                      794 Broadway o Chula Vista o CA 91910
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Environmental Service Professionals , Inc.
and Subsidiaries


We have reviewed the accompanying restated consolidated balance sheet of Environmental Service Professionals, Inc. and Subsidiaries as of September 30, 2007, and the related restated consolidated statements of operations and cash flows for the nine-months then ended. These financial statements are the representation of the management .

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) , the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying restated consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and continuing accumulated losses, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J. H. Lee, CPA
------------------

Stan J.H. Lee, CPA


May 8th, 2008
Chula Vista, CA 91910

          REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES RESTATED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2007 (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
                                                                                RESTATED
                                                                                  AS OF
                                                                              SEPTEMBER 30,                AS OF
                                                                                  2007                 DECEMBER 31,
                                                                                UNAUDITED                  2006
                                                                            ------------------       ------------------
      CURRENT ASSETS
       Cash & cash equivalents                                              $          30,463        $         302,943
       Accounts receivable                                                            596,273                  258,989
       receivable - other                                                               1,228                        -
       Prepaid expense                                                                820,596                  412,496
                                                                            ------------------       ------------------

      TOTAL CURRENT ASSETS                                                          1,448,560                  974,428

      NET PROPERTY & EQUIPMENT                                                        434,111                   38,820

      OTHER ASSETS
       Deposits                                                                         2,120                   72,026
       Net trademarks                                                                     149                      563
       Goodwill                                                                     2,733,191                9,340,570
       Net - association membership list                                              650,835                        -
       Investments in business areas                                                  265,780                   15,779
                                                                            ------------------       ------------------

      TOTAL OTHER ASSETS                                                            3,652,075                9,428,938
                                                                            ------------------       ------------------

            TOTAL ASSETS                                                    $       5,534,746        $      10,442,186
                                                                            ==================       ==================

                       LIABILITIES & STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
       Accounts payable                                                     $         974,295        $         427,298
       Line of credit                                                                  94,201                  101,962
       Accrued liabilities                                                            144,502                        -
       Income taxes payable                                                            35,500                   35,500
       Loans payable                                                                1,977,300                  238,000
                                                                             ------------------       ------------------

      TOTAL CURRENT LIABILITIES                                                     3,225,798                  802,760

      LONG-TERM LIABILITIES
       Unsecured 10% Loan payable                                                   1,243,934                  859,831
                                                                            ------------------       ------------------

      TOTAL LONG-TERM LIABILITIES                                                   1,243,934                  859,831
                                                                            ------------------       ------------------

            TOTAL LIABILITIES                                                       4,469,732                1,662,591

      STOCKHOLDERS' EQUITY

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 20,717,857 and 13,935,869 shares issued and outstanding
         as of September 30, 2007 and December 31, 2006 respectively)                  20,718                   13,935
      Paid-in capital                                                              18,695,508               11,323,073
      Retained earnings                                                           (17,651,212)              (2,557,413)
                                                                            ------------------       ------------------

      TOTAL STOCKHOLDERS' EQUITY                                                    1,065,014                8,779,595

              TOTAL LIABILITIES &
                                                                            ------------------       ------------------
                         STOCKHOLDERS' EQUITY                             $         5,534,746     $         10,442,186
                                                                            ==================       ==================

               See Notes to the Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
    RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   RESTATED                                  RESTATED
                                                 THREE MONTHS         THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                    ENDED                 ENDED                ENDED                ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                     2007                 2006                 2007                 2006
                                              -------------------   ------------------   ------------------   ------------------

    REVENUES
     Income                                   $          144,699    $               -    $         555,118    $               -
     Cost of Goods Sold                                    6,555                    -               62,856                    -
                                              -------------------   ------------------   ------------------   ------------------

    GROSS PROFIT                                         138,144                    -              492,262                    -

    OPERATING EXPENSES
     Depreciation                                          4,959                    -               17,515                    -
     Finance fee                                       2,663,728                    -            2,663,728                    -
     Consulting                                          481,652                    -              628,196                    -
     Commission                                        1,062,653                    -            1,971,162                    -
     General and administrative                          623,251                  128            1,633,170                    -
                                              -------------------   ------------------   ------------------   ------------------

    TOTAL OPERATING EXPENSES                           4,836,243                  128            6,913,771                    -
                                              -------------------   ------------------   ------------------   ------------------

    OPERATING INCOME (LOSS)                           (4,698,099)                (128)          (6,421,509)                   -

    OTHER INCOME (EXPENSES)
     Interest income                                         358                    -                  358                    1
     Interest expense                                    (54,030)                (701)            (103,951)              (7,082)
     Other income                                        141,596                6,243              200,595               56,243
     Other expenses                                      (58,107)                   -              (58,107)                   -
     Impairment of goodwill                                    -                    -           (8,711,186)                   -
                                              -------------------   ------------------   ------------------   ------------------

    TOTAL OTHER INCOME (EXPENSES)                         29,817                5,542           (8,672,291)              49,162
                                              -------------------   ------------------   ------------------   ------------------

    NET INCOME (LOSS)                         $       (4,668,282)   $           5,414    $     (15,093,800)   $          49,162
                                              ===================   ==================   ==================   ==================

     BASIC EARNING (LOSS) PER SHARE           $            (0.25)   $            0.00    $           (0.88)   $            0.01
                                              -------------------   ------------------   ------------------   ------------------

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC AND DILUTED               19,013,176            5,881,152           17,064,228            4,569,295
                                              ===================   ==================   ==================   ==================



               See Notes to the Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                          RESTATED
                                                                         NINE MONTHS          NINE MONTHS
                                                                            ENDED                ENDED
                                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                                            2007                  2006
                                                                      ------------------    -----------------

   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                $       (15,093,800)  $           49,162

   Adjustments to reconcile net loss to net cash
   provided by (used in) operating  activities:
    Depreciation & amortization                                                  17,930                    -
    Common stock                                                              7,379,218                    -
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                 (337,284)                   -
    (Increase) decrease in other receivable                                      (1,228)                   -
    (Increase) decrease in prepaid expenses                                    (408,100)                   -
    (Increase) decrease in goodwill                                           6,607,379                    -
    (Increase) decrease in security deposits                                     69,906                    -
    (Increase) decrease in business areas                                      (250,001)                   -
    (Increase) decrease in association membership list                         (659,000)
    (Increase) decrease in accounts payable and accrued expenses                691,499               10,940
                                                                      ------------------    -----------------

        NET CASH USED BY OPERATING ACTIVITIES                                (1,983,481)              60,102


   CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of equipment                                              (404,641)                   -
                                                                      ------------------    -----------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (404,641)                   -

   CASH FLOWS FROM FINANCING ACTIVITIES

    Line of credit                                                               (7,761)                   -
    Increase in loan payable                                                  1,739,300                    -
    Proceeds from long-term liabilities                                         384,103                    -
                                                                      ------------------    -----------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    2,115,642                    -
                                                                      ------------------    -----------------

       NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                      (272,480)              60,102

       CASH AT BEGINNING OF PERIOD                                              302,943                1,832
                                                                      ------------------    -----------------

       CASH AT END OF PERIOD                                          $          30,463     $         61,934
                                                                      ==================    =================

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                                      $         103,900     $          7,082
                                                                      ==================    =================

   Income taxes paid                                                  $               -     $              -
                                                                      ==================    =================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (RESTATED)


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


NOTE 3 - ORGANIZATION AND DESCRIPTION OF BUSINESS

NATURE OF OPERATIONS:

Environmental Services Professionals, Inc. (formerly Glass-Aire Industries Group Ltd.), a Nevada corporation ("ESP" or the "Company") was incorporated on September 29, 1992. Prior to ceasing business in March 2004, the Company manufactured and distributed wind deflector products to automobile manufacturers in the United States, Canada and Japan.

ESP has developed a standardized training, certification, inspection and results reporting analysis program which form the foundation of a suite of services that together comprise: "The Industry's Best in Class Inspection". The brand name of this Program is ESP's Certified Environmental Home Inspector ("CEHI") and is operating under ESP's Environmental Safeguard Professionals Business Unit. This Business Unit will also provide the annual subscription-based moisture maintenance programs to both residential and commercial clients.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (RESTATED)


NOTE 3 - ORGANIZATION AND DESCRIPTION OF BUSINESS- CONTINUED

National Professional Services, a wholly owned business unit is currently a conglomerate of 7 individual associations and maintains 10,000 annual paying members. The focus of this Business Unit is to establish cross training on CEHI Programs and to provide information concerning residential environmental issues, establish training for Underwriters, Loan Officers and Appraisers to educate these groups about CEHI inspection protocols. These training programs for Insurance Companies, Underwriters, Loss Control and Risk Management personnel educate and emphasize the benefits of using a CEHI on the initial inspection and then establishing annual inspections.


NOTE 4. NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of September 30, 2007 consist of the following:


        Unsecured loan to a related party with
        annual interest of 8%.                              $ 1,977,300


        Unsecured notes, with annual interest of
        10%.                                                  1,243,934

                                                    ---------------------

                                                            $ 3,221,234

                                                    =====================


NOTE 5. BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2007            2006
                                                 ---------------- --------------

NET INCOME (LOSS) FROM OPERATIONS                $ (15,093,800)   $     49,162

BASIC INCOME / (LOSS) PER SHARE                  $       (0.88)   $       0.01
                                                 ================ ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       17,064,228       4,569,295
                                                 ================ ==============

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (RESTATED)

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

Within 120 days after the Closing, the Company will appoint Finigan to the Company's Board of Directors and upon the Closing the Company will employ Finigan as the Division President of the Company's new AHI division with an annual salary of $130,000 for a minimum of 275 days after the Closing. As an inducement to the Company to enter into and to perform its obligations under the SPA, Finigan entered into a non-compete covenant pursuant to which during the term of his employment with the Company and for so long as Finigan is an officer, director, employee or consultant of the Company or any of its subsidiaries or affiliates, he will not directly or indirectly, whether (a) as an employee, agent, consultant, employer, principal, partner, officer or director; (b) holder of more than five percent of any class of equity securities or more than five percent of the aggregate principal amount of any class of equity securities or more than five percent of the aggregate principal amount of any class of debt, notes or bonds of a company with publicly traded equity securities; or (c) in any other individual or representative capacity whatsoever, for his own account or the account of any other person or entity, engage in any business or trade competing with the then business or trade of the Company or its affiliates in the United States.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (RESTATED)

NOTE 6 - SIGNIFICANT EVENTS (CONTINUED)

On July 23, 2007, Environmental Service Professionals, Inc., a Nevada corporation (the Company"), Robert G. Johnson, an individual (the "Seller"), and International Association Managers, Inc., a Minnesota corporation (the "Manager") closed the acquisition of all of the tangible and intangible assets (the "Acquired Assets") of International Association Managers, Inc., National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, and International Society of Meeting Planners (collectively, the "Entities") by the Company. Pursuant to the Asset
Purchase Agreement, dated as of April 3, 2007 (the "APA") covering the acquisition, in consideration for the transfer of the Acquired Assets and unearned revenue payable to the Company of approximately $134,000, the Company paid the Seller a total amount of $659,000 in cash, $5,000 of which the parties agreed to allocate to the covenant not to compete. Additionally, Seller is associated with the National Association of Review Appraisers & Mortgage Underwriters, a non-profit association. Upon closing of the APA, the Company will take on the day-to-day management responsibilities of the association.


NOTE 7 - PRO-FORMA FINANCIAL

The Company's financials reflects operations of International Association Managers, Inc. from the date of acquisition. Below is a pro-forma (in condensed form) of the statement of operations of Environmental Service Professional, Inc. and International Association Managers, Inc. for the nine months ended September 30, 2007. The pro-forma reflects what the Company's statement of operations would show if both Company's had been associated the nine months ending September 30, 2007:

                                                        ESP                   IAMI            CONSOLIDATED
---------------------------------------------- ----------------------- ------------------- -------------------
Revenues                                       $         555,118       $   1,183,333       $       1,738,451
Cost of goods sold                                       (62,856)            (77,871)               (140,727)
                                               ----------------------- ------------------- -------------------

Gross Profit                                             492,262           1,105,462               1,597,724
Total operating expenses                              (6,913,771)           (662,632)             (7,576,403)
                                               ----------------------- ------------------- -------------------

Operations income (loss)                              (6,421,509)            442,830              (5,978,679)
Total other income (expenses)                         (8,672,291)              1,589              (8,670,702)
                                               ----------------------- ------------------- -------------------

                                               ----------------------- ------------------- -------------------
Net Income (Loss)                              $     (15,093,800)      $     444,419       $     (14,649,381)
                                               ======================= =================== ===================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2007
                                   (RESTATED)


NOTE 8 - RESTATED FINANCIALS

The Company has restated the September 30, 2007 reviewed financial statements. The original financial statements included operations of International Association Managers, Inc. prior to the acquisition. The restated financials solely reflects operations of IAMI since the acquisition. The financials statements were also restated to reflect the asset of association membership list that the Company acquired in the acquisition of IAMI. The asset was originally recorded as goodwill. The restated financials also includes amortization taken on the membership list. Below are condensed financials statements reflecting original amounts, restated amounts, and changes that occurred in the restatement.

                                                    ESP
                                                  ORIGINAL                RESTATED                 CHANGE
------------------------------------------ ----------------------- ------------------------ ---------------------
Total Current Assets                       $     3,203,387         $     1,448,560               (1,754,827)

Net property & equipment                           429,766                 434,111                    4,345

Total other assets                               3,660,240               3,652,075                   (8,165)
                                           ----------------------- ------------------------ ---------------------
TOTAL ASSETS                               $     7,293,393         $     5,534,746
                                           ======================= ========================


Total current liabilities                  $     3,228,415         $     3,225,798                    2,617

Total long-term liabilities                      1,243,934               1,243,934                        0

Total stockholders' equity                       2,821,045               1,065,014                1,756,031
                                           ----------------------- ------------------------ ---------------------
TOTAL LIABILITIES                          $     7,293,393         $     5,534,746
                                           ======================= ========================


                                                    ESP
                                                  ORIGINAL                RESTATED                 CHANGE
------------------------------------------ ----------------------- ------------------------ ---------------------

Revenues                                   $       1,636,843       $         555,118            (1,081,725)
Cost of goods sold                                  (140,627)                (62,856)                77,771
                                           ----------------------- ------------------------

Gross Profit                                       1,496,215                 492,262
Total operating expenses                          (8,161,224)             (6,913,771)             1,247,453
                                           ----------------------- ------------------------

Operations income (loss)                          (6,665,009)             (6,421,509)
Total other income (expenses)                     (8,811,239)             (8,672,291)               138,948
                                           ----------------------- ------------------------ ---------------------

                                           ----------------------- ------------------------
Net Income (Loss)                          $     (15,476,248)      $     (15,093,800)               382,448
                                           ======================= ========================

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

         REVENUE

         Total revenue for the first nine months period ended September 30, 2007 increased by $555,118 from $0 in the nine-month period ending September 30, 2006 to $555,118 for the nine months ended September 30, 2007. This increase in revenue was a result of the launching of the CEHI program and the acquisition of IAMI. It is anticipated over the last quarter of 2007 that AHI will retrain new home inspectors to be certified under the CEHI program, and NPSI (IAMI) will increase new memberships in each of its associations.

         OPERATING EXPENSES

         Operating expenses increased by $6,913,771, up from $ 0 during the nine-month period ended September 30, 2006, to $ 6,913,771 for the nine-month period ended September 30, 2007. This increase in operating expenses was the result of increased staffing of office and clerical personnel from the prior period, primarily through business acquisitions, and increased professional and consulting fees from the prior period. Expenses for the period that related to stock issuances were: finance fee $2,663,728, consulting fee of $628,196, and commissions expense of $1,971,162.

         NET LOSS

         Net loss increased by $15,093,800 for the nine-month period ended September 30, 2007. This increase in net loss was the result of an increase in operating expenses and marketing costs, as well as a charge off of $8,711,186 for the sale of Pacific Environmental Sampling, Inc. on June 30, 2007 as described in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, in Note 6 for its financial statements in that report. Stock issuance related expenses for the nine months ended September 30, 2007 were $5,263,086. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $30,463 at September 30, 2007, as compared to net cash of $302,943 at December 31, 2006.

         During the nine months ended September 30, 2007, the Company used $1,983,481 of cash for operating activities, as compared to $60,102 during the nine months ended September 30, 2006. The increase in the use of cash for operating activities was a result of restructuring the Company for a national marketing program for 50 cities for the CEHI inspection program and for the acquisitions of AHI and upcoming potential acquisitions. A portion of the funds was used to create a standard national software system and create a national call center to support the estimated 3,000 Certified Environmental Home Inspectors (CEHI).

         Cash  used  in  investing  activities  during  the  nine  months  ended
September 30, 2007 was $404,641 compared to $0 during the nine months ended September 30, 2006.

         Cash provided by financing activities relating to the issuance of promissory notes and shares of common stock during the nine months ended September 30, 2007 was $2,115,642, as compared to $ 0 during the nine months ended September 30, 2007. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

         The Company will have additional capital requirements during 2007 and 2008. If we are unable to satisfy our cash requirements through product and service sales, we will attempt to raise additional capital through the sale of our common stock.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Note Applicable

ITEM 6.  EXHIBITS

(a)      Exhibits

         EXHIBIT           DESCRIPTION
         -------           -----------
         3.1                Articles of Incorporation (1)
         3.2                Amendment to Articles of Incorporation (1)
         3.3                Bylaws (1)
         4.1                Specimen Certificate for Common Stock (1)
         4.2                Specimen Warrant to Purchase Shares of Common Stock (5)
         10.1               Stock Purchase Agreement with Allstate Home Inspection & Household Environmental
                            Testing, Ltd. (3)
         10.2               Redemption, Lock-Up and Vesting Agreement dated November 1, 2006 (3)
         10.3               Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental
                            Sampling, Inc., dated as of July 1, 2006 (2)
         10.4               Stock Purchase Agreement with NPS, Inc. dated December 12, 2006 (11)
         10.5               Consulting Agreement with Craig Grossman (11)
         10.6               Senior Secured Convertible Note with BOCA Funding, LLC (9)
         10.7               Stock Purchase Agreement with ARS, Inc., dated May 31, 2007 (9)
         10.8               Stock Purchase Agreement with Hugh Dallas for sale of PES, dated September 29, 2007 (9)
         10.9               Asset Purchase Agreement with Robert Johnson and IAMI, Inc., dated April 4, 2007 (10)
         14.1               Code of Conduct (11)
         31.1               Section 302 Certification of Chief Executive Officer (12)
         31.2               Section 302 Certification of Chief Financial Officer (12)
         32.1               Section 906 Certification of Chief Executive Officer (12)
         32.2               Section 906 Certification of Chief Financial Officer (12)
-------------

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

     (7) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007.

     (8) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2007.

     (9) Incorporated by reference from the Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007.

     (10) Incorporated by reference from the Report on Form 8-K/A filed with the Securities and Exchange Commission on July 19, 2007.

     (11) Incorporated by reference from the Report on Form 10-KSB annual report filed with the Securities and Exchange Commission on April 17, 2007.

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


Dated: May 9, 2008              ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                                By:  \s\ Edward L. Torres
                                     -------------------------------------------
                                       Edward  L.  Torres,  Chairman  of  the
                                       Board  and  Chief  Executive  Officer
                                       (Principal Executive Officer)


                                By:  \s\ Edward L. Torres
                                     -------------------------------------------
                                       Edward L. Torres, Acting Chief Financial
                                       Officer (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Edward L. Torres                                   Dated: May 9, 2008
      -----------------------------------------------
         Edward L. Torres, Chairman of the Board


By:  \s\ Lyle Watkins                                       Dated: May 9, 2008
    -------------------------------------------------
         Lyle Watkins, Director


By:  \s\ Robert August                                      Dated: May 9, 2008
    -------------------------------------------------
         Robert August, Director


By:  \s\ Leroy Moyer                                        Dated: May 9, 2008
    -------------------------------------------------
         Leroy Moyer, Director