Form 10KSB
period 2007-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-05-09
CIK 911441

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                       84-1214736
    ---------------------                   ---------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (760) 327-5284
                                 ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

State issuer's revenues for the most recent fiscal year: $ 581,803

The aggregate market value of common stock of the Company, par value $0.001 per share ("Common Stock"), held by non-affiliates of the registrant as of March 31, 2008, was $1,881,417. The Company's Common Stock is currently traded on the Over the Counter Bulletin Board.

There were 18,655,697 shares of Common Stock issued and outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ].

                                TABLE OF CONTENTS

PART I............................................................................................................1
------
        ITEM 1.         DESCRIPTION OF BUSINESS...................................................................1
        --------        -----------------------
        ITEM 2.         DESCRIPTION OF PROPERTY..................................................................12
        --------        -----------------------
        ITEM 3.         LEGAL PROCEEDINGS........................................................................12
        --------        -----------------
        ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................13
        --------        ---------------------------------------------------
PART II..........................................................................................................14
-------
        ITEM 5          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................14
        -------         --------------------------------------------------------
        ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................15
        --------        ---------------------------------------------------------
        ITEM 7.         FINANCIAL STATEMENTS.....................................................................32
        --------        --------------------
        ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....53
        -------         ------------------------------------------------------------------------------------
        ITEM 8A.        CONTROLS AND PROCEDURES..................................................................54
        ---------       -----------------------
        ITEM 8A(T).     CONTROLS AND PROCEDURES..................................................................55
        -----------     -----------------------
        ITEM 8B.        OTHER INFORMATION........................................................................57
        ---------       -----------------
PART III.........................................................................................................58
--------
        ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
        ------          SECTION 16(A) OF EXCHANGE ACT............................................................58
                        -----------------------------
        ITEM 10.        EXECUTIVE COMPENSATION...................................................................62
        --------        ----------------------
        ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
        -------         STOCKHOLDER MATTERS......................................................................64
                        -------------------
        ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE................66
        ---------       -------------------------------------------------------------------------
        ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.........................................................66
        ---------       --------------------------------
        ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................67
        ---------       --------------------------------------
SIGNATURES.......................................................................................................69
----------

                                     PART I


         This Annual Report on Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Environmental Service Professionals, Inc. (the "Company") operates, the Company's product development plans, business strategy and financial estimates, the continued acceptance of its products and its dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and you should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause its actual results to differ significantly from those contained in any forward-looking statements.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB to conform forward-looking statements to actual results.

ITEM 1. .DESCRIPTION OF BUSINESS

GENERAL

         Environmental Service Professionals, Inc. ("ESP" or the "Company") is a Nevada corporation headquartered in Southern California. Management believes that ESP is the first company in the moisture inspection industry vertical to become a publicly-traded company.

         ESP has embarked on a strategy to acquire businesses dealing with environmental issues and resolving environmentally sensitive problems. The Company has completed four acquisitions and is in various stages of discussion with additional companies that management believes are a good philosophical, operational and economic fit with the Company. Of the current companies targeted, management anticipates that some will be free-standing subsidiaries and others will be absorbed into existing operations.

         ESP offers various inspection services for addressing mold and moisture intrusion that can have an acute or chronic negative impact on the indoor air quality of commercial and residential buildings.

         Environmental Safeguard Professionals, Inc., a wholly owned subsidiary ("Safeguard"), has developed a standardized training, certification, inspection, and results reporting analysis program which forms the foundation of a suite of services that together comprise the Certified Environmental Home Inspector

("CEHI") program. Management believes that business unit will provide the annual subscription-based moisture maintenance and energy use awareness programs to both residential and commercial clients.

         National Professional Services, Inc., a wholly-owned subsidiary ("NPS"), is currently a conglomerate of seven individual associations and maintains annual paying members. The focus of this business unit is to establish cross-training on CEHI Programs and to provide information concerning residential environmental issues, establish training for underwriters, loan officers and appraisers to educate these groups about CEHI inspection protocols. These training programs for insurance companies, underwriters, loss control and risk management personnel educate and emphasize the benefits of using a CEHI on the initial inspection and then establishing annual inspections.

OVERVIEW AND DESCRIPTION OF WHOLLY OWNED SUBSIDIARIES

ENVIRONMENTAL SAFEGUARD PROFESSIONALS, INC.

         Consistent with the market positioning established in ESP's initial business plan and subsequently amended in November 2007; Safeguard has developed a program that consists of a suite of services when used together comprise what management believes to be "The Industry's Best in Class Inspection".

         The branding of this program is called the Certified Environmental Home Inspector Program ("CEHI Program").

         The CEHI Program  represents  the keystone for  environmental  services
supporting  the  residential   real-estate   mortgage,   banking  and  insurance
industries in their ability to manage losses through moisture related claims.

         Management believes that the CEHI Program also will play a significant role in managing the health and indoor air quality of the environments where people work and live.

         Safeguard, while developing the CEHI Program, has engaged in partnerships with five industry participants, the National Association of Moisture Management ("NAMM"), Porter Valley Software, Inc., EMLabs P&K, Environmental Data Resources Inc. ("EDR"), and CMC Energy Services, Inc. ("CMC")

         By accepting NAMM's inspection protocols as the basis for the moisture inspection, EMLabs P&K's MoldScore(TM) as the prime method of sample analysis and by bringing it all together, utilizing the core of the InspectVue(TM) application from Porter Valley as the software platform, ESP has constructed a system that management believes produces a universally accepted standardized report for both moisture related issues and uses the best science currently available to determine if any mold that may be present poses a hazard.

         Safeguard's CEHI Program which includes the Certified Moisture Inspection, MoldScore(TM) analysis and the Annual Mold & Moisture Maintenance services meet the requirements of the "mold prevention and maintenance plan ("MPMP") as defined in the, "Mold Steps Toward Clarity A White Paper by the Mold Working Group Updated: July 2007" published by the Commercial Real Estate/Multifamily Finance Board of Governors ("COMBOG") Underwriting and Closing Committee of the Mortgage Bankers Association.

         By integrating the services of EDR and CMC, management believes the CEHI Program can provide abridged Phase I environmental reports and energy use inspections.

         The CEHI Program is all about risk management for the individual. Management believes it is a significant tool to assess the health of one's environment. Management believes that for the industry, it provides an easily understood, standardized way of assessing the risks of their policies, regardless of location.

SERVICE DESCRIPTION

         The services included in the CEHI Program are comprised of what management believes to be highly advanced and standardized on-line and automated procedural protocols developed in concert with each of the four industry participants, ESP, NAMM, EMLab P&K, Porter Valley Software, EDR and CMC.

         It is a requirement that all CEHI's utilize the on-line system when delivering any of the CEHI Program services.

         By working with nationally recognized industry leaders, management believes that the Company has developed state of the art "best in class" procedures providing the residential real-estate and insurance industries the ability to manage losses through claim reduction.

         Management believes that clients utilizing CEHI's, can be assured that every single employee or approved vendor who provides services through the CEHI Program has obtained the industries' best training, certifications and equipment required to provide the CEHI's Program's services.

         Management believes that the CEHI Program also benefits the individual inspector. Approved vendors of Safeguard who deliver CEHI Program services are anticipated to have the ability to deliver more effective inspections and meaningful reports, as well as the ability to provide additional environmental services (e.g.: Allergen Screening, Energy/Environmental reports and Radon testing). The CEHI's ability to provide certain environmental services may be subject state or federal law and/or additional training requirements.

NATIONAL PROFESSIONAL SERVICES, INC.

         NPS is a management company whose services include complete organization and association management, advisory council and board of director coordination, seminars, conferences, graphic design and printing, accounting and reporting and consulting. NPS provides complete management services for seven different membership organizations of which four are both National and International Organizations. NPS maintains a complete servicing facility in Phoenix, Arizona which includes a fully trained staff, conference room, library, accounting services and a computer room updated with the latest server technology.

         NPS is a full service association management company with the ability to work with trade associations that have between 250 members to 50,000 members.

DESCRIPTION OF ASSOCIATIONS

         NAREA - Founded in 1966, The NATIONAL ASSOCIATION OF REAL ESTATE APPRAISERS ("NAREA") is a professional organization of real estate appraisers. NAREA is one of the largest professional associations in the United States.

Management believes that NAREA has earned the credibility and public trust needed when affiliating with a professional organization. Management believes that the Code of Ethics and Uniform Standards of Professional Appraisal Practice ("USPAP"), to which members must adhere, provides the industry with the assurance it needs when accepting an appraisal report from a NAREA designated ,member.

         Along with the regular nationwide seminars and an annual Appraisal Expo Conference, members receive bi-monthly newsletters, appraisal guidelines, updates on regulations, the Annual Membership Directory, legislative monitoring of the issues affecting the appraisal industry and much more.

         EAA - The ENVIRONMENTAL ASSESSMENT ASSOCIATION ("EAA") is an international organization dedicated to providing members with information and education in the environmental industry relating to environmental inspections and testing. EAA represents thousands of environmental professionals who provide services to a wide variety of clients including lenders, federal & state agencies and private companies.

         The Environmental Assessment Association's membership consists of environmental inspectors, lenders, remediation firms and government agencies. The Environmental Assessment Association offers several professional designations and memberships which management believes makes the association one of the largest in the world for environmental professionals.

         EAA has worked closely with Environmental Protection Agencies and management believes that EAA is at the forefront of the environmental industry maintaining a well earned reputation of "being involved".

         ACI  -  Management   believes  that  the  ASSOCIATION  OF  CONSTRUCTION
INSPECTORS ("ACI") is the largest professional organization for those involved in construction inspection and construction project management.

         Management also believes that ACI is the leading association providing standards, guidelines, regulations, education, training, and professional recognition in a field that has quickly become critical for both residential and commercial construction.

         Management believes that members of ACI provide a vital service to the construction industry, providing both CONSTRUCTION INSPECTIONS (verifying percentage of completion for the purpose of draw requests) and CONSTRUCTION PROJECT MANAGEMENT (providing full construction monitoring, paying of the contractor and sub-contractors, verifying each stage of construction and reporting to the client).

         HIF - The HOUSING INSPECTION FOUNDATION ("HIF") is an organization of professionals dedicated to the promotion and development of Home Inspection. The Housing Inspection Foundation was created to provide members with Information, Education, Standards, Ethics, and Professional Recognition.

         Management believes that the home inspection industry is the fastest growing profession today. Management believes that this creates new opportunities for those who are involved in the real estate, construction or environmental fields who are willing to learn how to perform these vital services-including home inspectors, building inspectors, real estate professionals, construction inspectors, and remodeling contractors.

         IREI - The INTERNATIONAL REAL ESTATE INSTITUTE ("IREI") is a professional organization founded in 1966, making available real estate professionals to those requiring Professional Realty Reports. Management believes that IREI is one of the largest professional associations in the world, with more members in more cities than any other organization.

         Management believes that IREI has earned the credibility and public trust one needs when affiliating with a professional organization. Management believes that the Code of Ethics and Professional Standards of Professional Real Estate Practice, to which members must adhere, provides the industry the assurance it needs when accepting an appraisal report from an IREI designated member.

         Professionally presented education programs enhance the member's knowledge. Along with weekly seminars and an annual Realtor Expo and Conference, members receive bi-monthly Newsletters, real estate guidelines, updates on regulations, the Annual Membership Directory, legislative monitoring of the issues affecting the real estate industry and much more.

         ISMP - The INTERNATIONAL SOCIETY OF MEETING PLANNERS ("ISMP") is a professional organization founded in 1966, making available professional meeting planners. Management believes that ISMP is one of the largest professional associations in the United States with more members in more cities than any other organization.

         Management believes that ISMP has earned the credibility and public trust one needs when affiliating with a professional organization. Management believes that the Code of Ethics and Uniform Standards of Professional Meeting Planners Practice, to which members must adhere, provides the industry the assurance it needs when accepting a meeting report from a ISMP designated member.

         Professionally presented education programs enhance the member's knowledge. In addition to the weekly seminars and an Annual Planners Expo and Conference, members receive bi-monthly Newsletters, meeting guidelines, updates on regulations, the Annual Membership Directory and legislative monitoring of the issues affecting the Industry.

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

TRADEMARKS AND TRADENAMES

         ESP owns the following registered trademarks/service marks:

1        Environmental  Sampling  Professionals,   Inc(R),  registration  number
         2721471; and
2.       ESP and Design(R), registration number 2788620; and
3.       Allstate  Home   Inspection  &  Household   Environmental   Testing(R),
         registration number 2509084; and
4.       Advance Look(R), registration number 3035162.

EMPLOYEES

         As of March 31, 2008, ESP and its affiliates employed 14 people on a full-time basis. In addition, we utilize the services of several consultants and part-time employees on a regular basis. ESP projects that during the next 12 months, its workforce is likely to increase to approximately 24 employees. To support the Company's need for technical staffing, the Company has established relationships with technical staffing organizations that continuously offer qualified personnel to meet the Company's needs, both locally and from out of the area.

SEASONALITY

         ESP's operations are expected to be somewhat affected by seasonal fluctuations due to the rainy and wetter conditions during the fall and winter months, as opposed to the drier conditions during spring and summer months. Management does not, however, expect the disparity in cash flow from summer and winter to be detrimental to the operation of the Company and its subsidiaries on an overall basis.

RISK FACTORS

         You should carefully consider the risks described in this annual report. These risks are not the only risks that ESP may face. Additional risks and uncertainties that the Company is unaware of, or that the Company currently deems immaterial, also may become important factors that affect ESP. If any of the following risks occurs, ESP's business, financial condition or results of operations could be materially and adversely affected which could cause the Company's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-KSB or presented elsewhere by management from time to time.

RISKS RELATED TO ESP'S BUSINESS

         LIMITED OPERATING HISTORY - GOING CONCERN QUALIFICATION. The Company was formed in 2006 with the acquisition of inspection companies and has a limited operating history. The Company cannot assure at this time that it will operate profitably or that it will have adequate working capital to meet its obligations as they become due. The Company believes that its success will depend in large part on the various industry stakeholders and the public's acceptance of the Company's standardized training, certification, inspection and results reporting analysis program which form the foundation of a suite of services that together comprise: "The Industry's Best in Class Inspection". The brand name of this Program is ESP's Certified Environmental Home Inspector ("CEHI") and is operating under ESP's Environmental Safeguard Professionals Business Unit. This Business Unit will also provide the annual subscription-based moisture maintenance programs to both residential and commercial clients. The Company intends to invest heavily in establishing, marketing and advertising its service. As a result, the Company expects to incur operating losses in the near term. Furthermore, the Company's independent auditors have issued a going concern qualification in their audit report because the Company does not currently have sufficient capital or revenue to sustain its business.

         NO ASSURANCE OF SALES OR PROFITABILITY. The Company's business is speculative and dependent upon the acceptance of its service as an effective and reliable method to perform indoor air quality and energy use inspections. The Company's business is also dependent on the effectiveness of its marketing program to convince potential clients and potential independent contractors to utilize and its services so that the Company will become profitable. There can be no assurance that the public or industry stakeholders will accept the Company's inspection services, or that the Company will be successful or that its business will earn any profit. There can be no assurance that the Company will earn any revenues or that investors will not lose their entire investment. There is no assurance that the Company will operate its business successfully or that its common stock will have value. A failure of the Company's marketing campaign would have a material adverse impact on its operating results, financial condition and business performance.

         COMPETITION. The indoor air quality testing industry is extremely competitive. The Company's principal competitors will include other indoor air quality testers, certified industrial hygienists ("CIHs"), home inspectors, termite inspectors, and remediation and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar indoor air quality testing facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor air quality testing service and to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the indoor air quality testing industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

         SUBSTANTIAL INDEBTEDNESS. The Company has incurred substantial indebtedness through short-term bridge loans and other short term loans made to the Company during the past 12 months by investors and lenders. These loans have maturity dates occurring in the second quarter of 2008. The Company must raise substantial equity capital in order to refinance these short-term loans because its businesses do not have sufficient revenue to service the debt. There is absolutely no assurance that the Company will be able to raise the necessary capital to repay its debt. If the Company defaults on the debt, a significant portion of which is secured by the Company's assets, then the Company could lose its businesses and related assets, and cause investors to lose their entire investment in the Company. Furthermore, there is no assurance that the Company will not incur debt in the future, that it will have sufficient funds to repay its indebtedness, or that the Company will not default on its debt, jeopardizing its business viability. The Company may not be able to borrow or raise additional capital in the future to meet the Company's needs or to otherwise provide the capital necessary to conduct its business.

         DETERMINATION OF CONSIDERATION TO MANAGEMENT. The common stock and cash consideration being paid by the Company to its management have not been determined based on arms length negotiation. The Company may grant stock options and other equity incentives to its executive officers and directors which may further dilute the Shareholders' ownership of the Company. While management believes that the consideration is fair for the work being performed, there is no assurance that the consideration to management reflects the true market value of its services.

         GOVERNMENT REGULATION. The Company's business is subject to various federal, state and local laws that govern indoor air quality assessors and hygienists, business licensing, and those governing health, safety, the rights of employees, employment discrimination, wrongful termination, wages, hours, taxes, quality of service, and other matters. Failure of the Company and its independent environmental inspectors to comply with applicable government regulations or insurance company requirements could have a material adverse effect on its financial condition and business operations.

         DEPENDENCE ON KEY PERSONNEL. The Company's success is substantially dependent on the performance of its executive officers and key employees. Given the Company's early stage of operation, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company's ability to market and perform its services. The loss of one or more of its key employees or the Company's inability to hire and retain other qualified employees could have a material adverse effect on the Company's business.

         CONFLICTS OF INTEREST. The relationship of management and its affiliates to the Company could create conflicts of interest. While management has a fiduciary duty to the Company, it also determines its compensation from the Company. Management believes that it will have the resources necessary to fulfill its management obligations to all entities for which it is responsible. Management's compensation from the Company has not been determined pursuant to arm's-length negotiation.

         INABILITY TO MAKE NEW BUSINESS ACQUISITIONS. In the short-term, the success of the Company's business plan depends heavily its ability to make key business acquisitions, and in the longer term, on its ability to profitably integrate and operate those businesses. There is no assurance that the company will be able to find and acquire the new businesses that it needs to successfully implement its business plan. The Company needs to make new business acquisitions in order to grow at an attractive pace, since management believes that internal growth only will significantly impair the Company's potential profitability. While the Company is in active discussions with two significant acquisition candidates, as described to some extent in its public reports filed with the Securities and Exchange Commission, there is absolutely no assurance that the Company will be able to raise sufficient capital to make those acquisitions, or that even if it does raise adequate capital, that it will be able to close the acquisitions. A failure of the Company to make the new business acquisitions that it seeks will likely have an adverse impact on its operating results, financial condition and business performance.

         THE  COMPANY  MAY BE  HARMED  BY  ACTIONS  TAKEN  BY ITS  ENVIRONMENTAL
INSPECTORS THAT ARE OUTSIDE THE COMPANY'S CONTROL. The Company's environmental inspectors are independent contractors and are not the Company's employees. The Company provides training and support to the environmental inspectors, but the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our environmental inspectors may not successfully operate in a manner consistent with the Company's standards and requirements, or may not hire and train qualified personnel. The Company's image and reputation, and the image and reputation of other environmental inspectors, may suffer materially and system-wide sales could significantly decline if the Company's environmental inspectors do not operate successfully.

         THE COSTS INCURRED BY THE COMPANY TO ESTABLISH AND GROW ITS BUSINESS MAY BE HIGHER THAN ANTICIPATED WHICH COULD HURT ITS ABILITY TO EARN A PROFIT. The Company may incur substantial cost overruns in the growth of its environmental inspection business. Management is not obligated to contribute capital to the Company. Unanticipated costs may force the Company to obtain additional capital or financing from other sources, or may cause the Company to lose its entire investment in the business if it is unable to obtain the additional funds necessary to implement its business plan successfully. If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of the shareholders' investment in the franchise is diminished.

         FINANCIAL PROJECTIONS. Financial projections concerning the estimated operating results of the Company may be included with this report. If such projections are provided, only those in writing and authorized by the Company may be relied upon by prospective purchasers of Shares. Any projections would be based on certain assumptions, including assumed new business acquisitions, which could prove to be inaccurate and which would be subject to future conditions which may be beyond the control of the Company. The Company may experience unanticipated costs, or anticipated revenues may not materialize, or new business acquisitions may not be made, resulting in lower revenues than forecasted. There is no assurance that the results illustrated in any financial projections will in fact be realized by the Company. Any financial projections would be prepared by management of the Company and would not be examined or compiled by independent certified public accountants. Counsel to the Company has had no participation in the preparation or review of any financial projections prepared by the Company. Accordingly, neither the independent certified public accountants nor counsel to the Company would be able to provide any level of assurance on them.

         LIMITED TRADEMARK PROTECTION. ESP owns the following registered trademarks/service marks: (1) Environmental Sampling Professionals, Inc.(R), registration number 2721471; and (2) ESP and Design(R), registration number 2788620; and owns the following registered trademarks/service marks: (1) Allstate Home Inspection & Household Environmental Testing(R), registration number 2509084; (2) and Advance Look(R), registration number 3035162.

         UNINSURED LOSSES. There is no assurance that the Company will not incur uninsured liabilities and losses as a result of the conduct of its business. The Company plans to maintain comprehensive liability and property insurance at customary levels. The Company will also evaluate the availability and cost of business interruption insurance. However, should uninsured losses occur, the Shareholders could lose their invested capital.

         LIABILITIES. The Company has liabilities to affiliated or unaffiliated lenders. These liabilities would represent fixed costs which would be required to be paid regardless of the level of business or profitability experienced by the Company. There is no assurance that the Company will be able to pay all of its liabilities. Furthermore, the Company is always subject to the risk of litigation from customers, suppliers, employees, investors and others because of the nature of its business, including but not limited to consumer lawsuits. Litigation can cause the Company to incur substantial expenses and, if cases are lost, judgments, and awards can add to the Company's costs.

         RISK OF COST OVERRUNS. The Company may incur substantial cost overruns in the development, establishment, and marketing of its indoor air quality inspection services. The Company's management is not obligated to contribute capital to the Company. Unanticipated costs may force the Company to obtain additional capital or financing from other sources, or may cause the Company to lose its entire investment in its business if it is unable to obtain the additional funds necessary to implement its business plan. There is no assurance that the Company will be able to obtain sufficient capital to successfully implement its business plan. If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of the Shareholders' investment in the Company is diminished.

         RELIANCE ON MANAGEMENT. Under applicable state corporation's law and the Bylaws of the Company, the officers and directors of the Company have the power and authority to manage all aspects of the Company's business. Shareholders must be willing to entrust all aspects of the Company's business to its directors and executive officers. Shareholders will not have cumulative voting rights under Nevada state corporation law.

         OPERATIONS - POSSIBLE LIENS. If the Company fails to pay for materials and services for its business on a timely basis, the Company's assets could be subject to materialmen's and workmen's liens. The Company may also be subject to bank liens in the event that it defaults on loans from banks, if any.

         INADEQUACY OF COMPANY FUNDS. The Company has limited capital available to it, and needs the capital from this offering to remain in business. If the Company's entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then the Company's financial condition, results of operations and business performance would be materially adversely affected. There is no assurance that the Company will have adequate capital to conduct its business.

         INDEMNIFICATION OF MANAGEMENT. The Company's Bylaws provide that the Company will indemnify and hold harmless its officers and directors against claims arising from Company activities, to the maximum extent permitted by California law. If the Company were called upon to perform under its indemnification agreement, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company's business.

         INABILITY TO ENGAGE CONTRACTORS. The Company generally expects to expand its business through engaging inspectors who are independent contractors with the Company. The Company will seek to convince independent indoor environmental service companies to become independent contractors of the Company, in consideration for the Company's provision of advertising, marketing, quality training and tools to the inspectors. There is no assurance that any independent indoor environmental sampling assessor will agree to become an independent contractor of the Company, or that the Company will be able to secure other suitable locations for its environmental inspectors. An inability of the Company to find suitable certified inspector opportunities will have a material adverse impact on the operating results, financial condition and business performance of the Company.

RISKS RELATED TO OWNERSHIP OF ESP COMMON STOCK

THE TRADING PRICE OF ESP COMMON STOCK HAS BEEN, AND IS LIKELY TO CONTINUE TO BE, VOLATILE WITH LIMITED LIQUIDITY.

         The trading prices of ESP common stock and the securities of service companies generally have been highly volatile. Trading volume has been extremely light and may not increase, resulting in limited liquidity for stockholders. The trading price of ESP common stock may decline or fail to appreciate. Factors affecting the trading price of ESP common stock will include:

         >>       variations in ESP operating results;

         >>       announcements  of technological  innovations,  new services or
                  service  enhancements,   strategic  alliances  or  significant
                  agreements by us or by ESP's competitors;

         >>       recruitment or departure of key personnel;

         >> changes in the estimates of ESP operating results or changes in recommendations by any securities analysts that elect to follow ESP common stock;

         >> developments or disputes concerning ESP intellectual property or other proprietary rights;

         >>       the gain or loss of significant customers;

         >> market conditions in inspection industry, the industries of ESP's customers and the economy as a whole; and

         >> adoption or modification of regulations, policies, procedures or programs applicable to ESP business.

         In addition, if the market for service company stocks or the stock market in general experiences loss of investor confidence, the trading price of ESP common stock could decline for reasons unrelated to ESP business, operating results or financial condition. The trading price of ESP common stock might also decline in reaction to events that affect other companies in ESP industry even if these events do not directly affect us.

SHAREHOLDERS MAY EXPERIENCE DILUTION OF OWNERSHIP IN ESP

         The Company has the right to raise additional capital or incur borrowings from third parties to finance its business. The Board of Directors has the authority, without the consent of any of the Shareholders, to cause the Company to issue more shares of common and preferred stock at such price and on such terms and conditions as are determined by the Board in its sole discretion. The Company may also issue net profits interests in the Company. The issuance of additional shares of capital stock or net profits interests by the Company would dilute the Shareholders' ownership in the Company.

ESP MAY NOT DECLARE OR PAY ANY DIVIDENDS ON ITS COMMON STOCK

         There is no assurance that the Company will have sufficient funds to declare or pay dividends, whether or not required. Even if dividends are declared and paid, the Company may not be profitable or be earning revenues. It is not anticipated that the Company will pay dividends on its common stock in the foreseeable future. In the short term, the Company intends to apply net earnings, if any, to increasing its capital base, developing and acquiring new business branches, selling franchises, and marketing its services. Prospective investors seeking or needing dividend income or liquidity in the short term should therefore not purchase ESP's common stock.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS ABOUT ESP BUSINESS OR IF THEY ISSUE AN ADVERSE OR MISLEADING OPINION REGARDING ESP STOCK, ESP STOCK PRICE AND TRADING VOLUME COULD DECLINE.

         The trading market for ESP common stock will be influenced by the research and reports that industry or securities analysts publish about us or ESP business, if any. If any of the analysts who cover us issue an adverse or misleading opinion regarding ESP stock, ESP stock price would likely decline. If one or more of these analysts cease coverage of ESP company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause ESP stock price or trading volume to decline.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US AND WILL BE ABLE TO INFLUENCE CORPORATE MATTERS.

         As of March 31, 2008, ESP directors and executive officers and their affiliates beneficially owned or had voting control over approximately 36.52% of ESP outstanding common stock, including the fact that ESP's Chief Executive Officer, Edward Torres, has voting control over 4,000,000 outstanding shares of ESP common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.


ITEM 2.  DESCRIPTION OF PROPERTY

         ESP and its affiliates currently lease office space at 1111 E. Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262. The Palm Springs location is ESP's main office with approximately 4,433 square feet of office space at a rental rate of approximately $6,000 per month pursuant to a three year lease which commenced in August 2006.


ITEM 3.  LEGAL PROCEEDINGS

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On December 6, 2006, John Cooley filed a civil complaint in Ventura County alleging breach of fiduciary duty and fraud regarding the restructuring of Pacific Environmental Sampling, Inc. on March 25, 2006. On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and for appointment of a receiver. Both of Cooley's requests were denied by the Court. ESP and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the fraud claim and the demurrer was sustained. Cooley was permitted by the Court to file a First Amended Complaint to attempt to correct deficiencies. With an extension, the First Amended Complaint was filed on March 27, 2007. Subsequently, this First Amended Compliant was rejected as was the Second Amended Complaint. On April 4, 2008 a hearing for a Third Amended Complaint was held before the court and the Company was granted all submitted demurrers and Motions to Strike. On April 25, 2008, Cooley submitted a Fourth Amended Complaint. A tentative hearing date has been set for May 30, 2008. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         ESP's common stock began trading on March 16, 2007 on the OTC Bulletin Board Market under the symbol "EVSP," and before that on the Pink Sheets under the same symbol.

         The following table sets forth the quarterly high and low closing sales prices of the common stock for 2006 and 2007 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          2006           HIGH        LOW                 2007             HIGH        LOW
--------------------------------------------------------------------------------------------
First Quarter        $     N/A    $      N/A       First Quarter        $   1.25    $   0.52
Second Quarter       $     N/A    $      N/A       Second Quarter       $   1.40    $   0.51
Third Quarter        $     N/A    $      N/A       Third Quarter        $   2.20    $   0.40
Fourth Quarter       $    1.50    $     0.10       Fourth Quarter       $   0.76    $   0.15

         The market price of the common stock, has been and may continue to be volatile. The closing price of the common stock on December 31, 2007 was $0.15 and the closing price on March 31, 2008 was $0.14. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the common stock.

         As of December 31, 2007, there were approximately 260 record holders of ESP's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2007, there were approximately 21,745,697 shares of common stock outstanding on record.

         As of March 31, 2008, 3,127,678 shares of outstanding common stock were
cancelled  for   non-performance  of  various  consultants  and  termination  of negotiations of additional debt or equity.

DIVIDENDS

         The Company has not declared any cash dividends on its common stock in its last two fiscal years and does not expect to pay cash dividends in the foreseeable future. The declaration and payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

TRANSFER AGENT AND REGISTRAR

         The transfer agent and registrar for the Company's common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Colorado 80209, telephone (303) 282-4800.

PURCHASES OF THE COMPANY'S SECURITIES BY ESP OR ITS AFFILIATES

         None of the Company's shares of common stock were purchased by ESP or its affiliates during the fiscal quarter ended December 31, 2007.


EQUITY COMPENSATION PLAN INFORMATION

         During 2007, no Stock Option Plan was adopted for any Directors, Officers, Employees, Key Consultants, or any other individual.

WARRANTS

         For the fiscal year ended December 31, 2007, ESP issued warrants to purchase a total of 9,492,292 shares of unregistered common stock, 3,050,000 of which were issued to founders, key executives and consultants at an exercise price of $0.75 per share, 618,707 of which were issued to investors at an exercise price of $0.75 per share, and 737,420 of which were issued at an exercise price of $1.50 per share. All of these warrants expire on November 30, 2011.

         In addition, in February 2007, ESP issued warrants to purchase 1,350,000 shares of unregistered common stock to consultants at an exercise price of $0.25 per share expiring in February 2010 and in March 2007, ESP issued warrants to purchase 93,444 shares of unregistered common stock to investors at an exercise price of $0.75 per share expiring in January 2012.


---------------------- ------------------------ -------------------------
   WARRANTS VALUE          WARRANTS ISSUED        TOTAL EXERCISE PRICE

            $    0.01                  275,000             $       2,750

            $    0.10                        -             $           -

            $    0.17                        -             $           -

            $    0.25                1,311,245             $     327,811

            $    0.58                   86,206             $      49,999

            $    0.75                6,707,421             $   5,030,565

            $    1.25                  125,000             $     156,250

            $    1.50                  737,420             $   1,106,130

                TOTAL                9,242,292             $   6,673,506
---------------------- ------------------------ -------------------------

         As of March 31, 2008, none of the warrants had been exercised.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS

         This Form 10-KSB may contain "forward-looking statements," as that term is used in federal securities laws, about Environmental Service Professionals, Inc.'s consolidated financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that ESP may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of ESP's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ESP's actual results to be materially different from any future results expressed or implied by ESP in those statements. The most important facts that could prevent ESP from achieving its stated goals include, but are not limited to, the following:

                  (a)      volatility or decline of ESP's stock price;

                  (b)      potential fluctuation of quarterly results;

                  (c)      failure of ESP to earn revenues or profits;

                  (d)      inadequate   capital  to   continue   or  expand  its
                           business, and inability to raise additional capital or financing to implement its business plans;

                  (e) failure to commercialize ESP's technology or to make sales;

                  (f)      decline in demand for ESP's products and services;

                  (g)      rapid adverse changes in markets;

                  (h) litigation with or legal claims and allegations by outside parties against ESP, including but not limited to challenges to ESP's intellectual property rights; and

                  (i)      insufficient revenues to cover operating costs.

         There is no assurance that ESP will be profitable, ESP may not be able to successfully develop, manage or market its products and services, ESP may not be able to attract or retain qualified executives and technology personnel, ESP may not be able to obtain customers for its products or services, ESP's products and services may become obsolete, government regulation may hinder ESP's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in ESP's businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ESP cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ESP or persons acting on its behalf may issue. ESP does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB, or to reflect the occurrence of unanticipated events.

OVERVIEW

         Environmental Service Professionals, Inc. ("ESP" or the "Company") a California-based, Nevada Corporation, through its various acquisitions has offered environmental services for addressing mold and moisture intrusion and the associated acute or chronic issues that impact the interior air quality of commercial and residential buildings.

         ESP has evolved and has focused on developing and delivering what management believes to be state-of-the-art, "Best in Class" procedures, tools and education to provide services for addressing moisture and mold related and other environmental issues (for example: radon and allergy testing) for the residential and commercial real estate industries.

         Management believes that ESP's procedures, tools and education bring a real opportunity to provide a standardized pro-active approach to the highly fragmented and relatively unsophisticated inspection industry.

         Management believes that ESP is the first company of its kind to be able to support a pro-active comprehensive annual inspection called the Mold and Moisture Management Program ("MMM PROGRAM"). The MMM Program is available for all residential properties that have passed ESP's Certified Mold and Moisture Inspection Process ("CMI").

         Management believes that ESP's acquisition of seven real estate industry associations has provided the access to train and provide its members with information that is consistent with ESP's approach.

         Within the next 2 months, ESP intends to acquire Porter Valley Software, Inc. an inspection software company. Management anticipates that this acquisition will be absorbed into the corporate entity to provide support across the various business units. and will become a core component of the highly advanced and standardized on-line and automated procedural protocols developed in concert with each of the other three participants in the industry, ESP, NAMM, and EMLab P&K.

BUSINESS UNIT DESCRIPTIONS

ENVIRONMENTAL   SAFEGUARD   PROFESSIONALS,   INC.   ("SAFEGUARD")  -  WEB  SITE:
HTTP://WWW.ESPUSA.NET

         This business unit has been re-aligned to provide the home inspection industry with state-of-the-art procedures for environmental services. Its primary focus is on the standardized Certified Moisture Investigation ("CMI") focusing on moisture intrusion issues that may impact the interior air quality of commercial and residential buildings and the health of its occupants. ESP also offers advanced residential services including: allergen screening, radon testing, neighborhood environmental reports and home energy tune-ups. ESP only utilizes certified environmental home inspectors who possess nationally recognized certifications and follow the Company's "Best in Class" industry practices. These protocols were developed by the National Association of Moisture Management ("NAMM") and offer detailed interpretive reports and a consultation with a certified industrial hygienist consultation based on independent laboratory analysis. Certified documents and expert witness services are also available.

         ESP provides a pro-active annual maintenance service for homeowners, property management companies and builders. The MMM Program allows clients to manage their liability and protect their property from serious chronic moisture issues. Management believes that ESP is the first company of its kind to be able to support the MMM Program. ESP has centralized its national call center and customer services offices to Palm Springs, California.

NATIONAL     PROFESSIONAL     SERVICES,     INC.    ("NPS")    -    WEB    SITE:
HTTP://WWW.NPSERVICESINC.COM

         NPS is the management company for the following trade associations:

         Services include complete organization and association management, advisory council and board of director coordination, seminars, conferences, graphic design and printing, accounting and reporting and consulting. NPS provides complete management services for seven different membership organizations of which four are both national and international organizations. NPS maintains a complete servicing facility in Phoenix, Arizona which includes a fully trained staff, conference room, library, accounting services and a computer room updated with the latest server technology.

         NPS is a full service association management company with the ability to work with trade associations that have between 250 members to 50,000 members.

GROWTH STRATEGY

         Currently the industry, as a whole lacks a predominant brand, lacks uniform inspection and reporting protocols, has inconsistent product and service pricing, and no consistent public outreach program. Management believes that cursory web searching tends to confirm the fragmented and relatively unsophisticated nature of the industry. Management believes that there are a few participants who are trying to build a national presence and/or a certified network of independent inspectors, but there is no indication that they are very far along or well-funded in their efforts.

         ESP is focused on "Risk Management," which management believes is a significant tool to assess the health of an individual's personal environment. For the industry, it provides an easily understood and standardized way of assessing risks regardless of location.

         The goals are three-fold and in order of priority:

1) To Gain the acceptance of the residential insurance industry to a level where they will consider offering a discount to their policyholders, if their customers/insured's receive an initial CMI and then participate in the MMM Program.

2) To attract the existing top tier home and moisture inspectors nationwide and to become approved vendors of ESP as independent contractors in order to deliver the CEHI Program of services by offering a 3 point value statement:

         a. Business on-line (featuring a complete automated on-line work flow system including: sales, A/R & A/P management);

         b. Access to operate under ESP's CEHI liability insurance at no cost to the Inspector;

         c.       Access to group health, dental, and SEP 125 (as available).

3) To focus on turning every household in America into ESP's marketplace through environmental awareness and education, by offering allergen screening, energy use Assessments, mold sampling, moisture management inspections, neighborhood environmental reports, and radon testing.

         a. ESP has a dedicated sales team to reach out to the 20,000 home inspectors in America who currently perform some type of environmental inspection

         b.       Implement ESP's national marketing campaign

RISK MANAGEMENT PROCESS

         ESP believes that the residential and commercial insurance companies can benefit materially by reducing their annual claim payouts by requiring an annually scheduled moisture inspection.

         By having a CMI performed by an ESP CEHI to identify any existing issues, then correcting those issues, the building will then be qualified to subscribe to the MMM Program.

         By participating in the annual, preventative MMM Program, it is possible that issues would then be caught early and not become chronic. Any required repairs can be made quickly and efficiently, usually at a lower cost.

         ESP mitigates the client's liability by performing the MMM Program visit annually. ESP shares in the reoccurring revenue with the technicians, ensuring long-term client relationships.

KEY COMPETITIVE ADVANTAGES

STANDARDIZED, PROPRIETARY & SCALABLE PROCESSES

         ESP has developed a combination of standardized proprietary processes for each aspect of the client account from initial call, to the dispatch, through completion of every inspection.

         The Company has standardized each of its processes and has documented a standardized training program, which all employees/contractors must pass. New CEHI's are required to learn the Company's processes, while developing working relationships with administrative personal at HQ under simulated, low-stress conditions. Teamwork is built by fostering an understanding of all aspects of the business.


THE COMPANY HAS DEVELOPED AN INDEPENDENT CONTRACTOR MODEL

         The contractor must submit a completed vendor approval form to validate their eligibility and specifically verify what training, certifications and equipment the contractor currently has. Based on this verification, the contractor must then obtain the required training and equipment to operate ESP's proprietary on-line systems and to deliver the program of services. There is a fee to the contractor to receive this equipment and instruction. If the contractor has obtained certain certifications and/or equipment previously there may be discounts to the amount of fees ESP will charge. The contractor can either purchase the sampling kit from ESP or preferably order it direct from the supplier.

         ESP has modeled its independent contractor payment structure after other leading service providers. The CEHI is then sub-contracted as an independent contractor and dispatched to leads as they come into the centralized call center.

         Once the CEHI has performed the work, the client pays ESP directly and then ESP pays the CEHI based on the standardized rate schedule.

         ESP has control metrics in place to manage the associated risks and will realize higher profit margins with greater quality work in this model.

DIVERSIFIED ACROSS THREE CUSTOMER SEGMENTS

         1. RESIDENTIAL: The residential market is the target market, and the largest and most profitable for ESP. It represents homeowners contracting for inspections and demonstrates high same-day close rates.

         2.   MULTI-UNIT:   This   market   represents   condominium   homeowner
associations ("HOAs") contracting for maintenance services.

         3. COMMERCIAL: In this market segment, service calls are used to create a maintenance budget. These are larger contracts and have longer sales cycles.

ADDITIONAL POTENTIAL REVENUE STEAMS

         ESP has identified complimentary revenue streams that would further support the success of our business model. Given the Company's extensive client database, its long-term client relationships and its business relationship with a client's most valued asset their home, ESP Management believes in building a powerful asset through our inspection reporting database:

         >> For each house or building on an annual MMM Program, there will be a history of inspections, remediation, repairs and maintenance.

         >> This information could be highly valuable to mortgage and insurance underwriters, since it could mitigate their risk.

         Management believes that the current sub-prime crisis provides another realistic avenue for revenue for ESP. City and local governments are beginning to enforce by-laws on the holders of repossessed real estate. This means the maintenance of the property is now the obligation of the entity who has repossessed it. ESP could adapt and repackage its core services into an inspection program for the financial institutions to assist in ensuring the value of these properties.

NEAR TERM EXPANSION STRATEGY

         Beginning in 2008, ESP plans to educate and bring full awareness to the following industry stakeholders.

         >>       THE INSURANCE INDUSTRY

         Initiative: establish a "Good Consumer Discount" for annual inspections by a CEHI.

         Goal:  decreased risk, decreased claims, and reduced liability.

         >>       THE MORTGAGE BANKING INDUSTRY

         Initiative: promote benefits of a 10 year annual inspection program with each mortgage. Offer discounts on these mortgages.

         Goal: mitigation of risk for the mortgage holder and provide reduced costs for the consumer

         >>       THE BUILDING INDUSTRY

         Initiative: provide an annual inspection program minimizing liability through the 3rd party inspection process.

         Goal:   reduce uncertainty and liability for claims.

         >>       THE REAL ESTATE INDUSTRY

         Initiative:  teach CMI  inspection  protocols  and  benefits  of annual
         inspection   programs,   including  full  disclosure  of  the  property
         conditions.

         Goal: assurance in an area that has been previously unknown in property sales.

         >>       THE CONSUMER

         Initiative: educate the consumer regarding the benefits of an annual inspection program.

         Goal: "Peace of Mind" for consumers, their families, their health and their homes.

CONCLUSION

         ESP has assembled who management believes to be several of the upcoming industry leaders and has brought them together to address many of industry concerns. Management believes that the indoor air quality industry has emerged as very important for the overall health of all people. Recognition has been given to the myriad of problems caused by poor indoor air quality as it relates to microbial infestations-mold, including allergies, asthma and other pulmonary ailments. The problem has been that in an industry that currently has no nationally recognized standards. In response, management believes that ESP has taken a leadership role with other industry members to create a higher level of quality education and set standards in an effort to self-regulate what has been a previously undisciplined business segment. Management believes that ESP has had the foresight to provide valuable quality services that lead to a healthier indoor environment as well as the overall health of the household. ESP has developed an array of environmental service programs and packaged them into opportunities for sale and success through its multiple lines of business.

         The ESP team has come together from different backgrounds, educations, experiences and qualifications. As a team, ESP has amassed many years of experience in operations, sales, marketing and finance in service-based businesses. ESP believes that its team has the knowledge and commitment to become one of the largest service providers within this rapidly growing industry. ESP's Chief Executive Officer is a senior member of various boards and committees mandated to create a consensus on present standards for education, inspection and procedures and plans for their implementation for mold and moisture within the insurance and building industries.

         Management believes that ESP has delivered proven inspection programs within a business model that offers significant profit, coupled with its intent to lead the industry. Management believes that ESP program participants are provided with all the tools that they need for success. ESP provides an easy to follow operations manual, complete sales program and we provide extensive training coupled with easily accessible hygienist services. Management believes that ESP continues to be unique in client service through an established customer service center and on-line scheduling.

         Management believes that ESP has a focused concept, experienced management team, and a successful business program in place. Additional investment capital is required in order to leverage the Company's business model and grow the business to a national level.

GOING CONCERN QUALIFICATION

         ESP has incurred significant losses from operations, and such losses are expected to continue. ESP's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2007. In addition, ESP has limited working capital. The foregoing raises substantial doubt about ESP's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to ESP. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements.

BASIS OF PRESENTATION

REVENUE

         The Company expects to derive revenue primarily from the following services:

         SAFEGUARD DIVISION:

         >>       Certified Environmental Home Inspector (CEHI) Certification
         >>       Certified Moisture Inspection (CMI)
         >>       Annual Mold and Moisture Management Program (MMM)
         >>       New Builder Moisture Management Program (NBMM)
         >>       Allergen Screening
         >>       Abridged Phase I Environmental Reports

         The Company recognizes revenue when services on contracts are provided.

         As of January 1, 2007, the Company ceased offering new franchises and did not renew any franchise registration or make any franchise sales for the year 2007. All but 15 existing franchisees have been incorporated into the CEHI program and those franchisees who have been incorporated into the CEHI program have executed mutual releases for their previously owned franchises. The Company continues to transition all remaining franchises to the standard CEHI program and expects to have all franchisees transitioned by December 31, 2008.

         CEHI Fees- The Company charges a non-refundable one-time fee of $1,995.00 for reviewing an inspector's application to become an approved CEHI vendor. This amount is payable to Environmental Safeguard Professionals, Inc. ("Safeguard")

         This vendor approval is a two-step process for independent contractors to be able to provide CEHI program services:

                  1) The contractor must submit a completed vendor approval form to validate their eligibility and specifically verify what training, certifications and equipment the contractor currently has. The applicant must show that they are in good standing. Based on this verification. The contractor must obtain the required instruction and equipment to operate ESP's proprietary on-line systems and to deliver the Program of services. There is a fee to the contractor to receive this equipment and instruction. If the applicant has obtained certain certifications and or equipment prior to applying, there may be discounts to the fee amount charged. The contractor can either purchase the sampling kit from ESP or preferably order it directly from the supplier.

                  2) Once the contractor has obtained the necessary approved vendor status, they must execute a standardized independent contractor agreement.

         Royalties and Advertising - As the Company phases out its franchising program, remaining franchisees pay a minimum of $250 per month ($200 for royalties and $50 for Advertising) plus 7.5% for royalties and 2% for advertising based on their monthly gross income.

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

         NPS DIVISION:

         >>       Trade Association Membership dues (annual)

The Company recognizes annual membership revenue on monthly pro-rated amount from receipt of dues.


COST OF REVENUE

         Cost of revenue generated by Safeguard consists of costs related to cost of goods sold for providing CEHI inspection services. Costs related to the CEHI services includes contractor fees, laboratory fees, related supplies, and materials.

         Cost of revenue generated by NPS consists of costs related to cost of providing membership services. Costs related to the membership services includes postage, industry related information literature, related supplies and materials.


GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense consists primarily of the following components:

         o payroll and related costs, including stock-based compensation expense for executive, finance, business applications, human resources and other administrative personnel;

         o        fees for professional services and litigation expenses; and

         o other expenses such as insurance, allowance for doubtful accounts and travel corporate office rent.

         The Company expects general and administrative expense to increase in 2008 in absolute dollars and decrease as a percentage of revenue. The increase is due to payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2009 and in the longer term, the Company expects its general and administrative expense to decrease as a percentage of revenue as the Company's costs are expected to grow slower than its top line revenue.

SALES AND MARKETING EXPENSE

         Sales and marketing expense consists primarily of payroll and related costs, including stock-based compensation expense and commissions and other variable compensation for personnel engaged in marketing, sales and service support functions, as well as advertising and contractor expenses.

         The Company anticipates its sales and marketing expense will continue to increase in future periods in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in payroll and related costs of sales and marketing personnel, increases in stock-based compensation expense, and additional expected increases in marketing costs such as advertising.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expense consists primarily of payroll and related costs and stock-based compensation expense associated with development of the Company's on-line work-flow systems. Research and development costs are expensed as incurred.

         The Company anticipates its research and development expense will increase in future periods in absolute dollars and increase as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and investments in ESP's service offerings.

INTEREST EXPENSE

         Interest  expense   includes   interest  paid  on  the  Company's  debt
obligations as well as amortization of deferred financing costs.

INTEREST INCOME

         Interest income includes interest earned on invested cash balances, cash equivalents and investment securities. Interest income also includes the realized loss on investments. The Company anticipates interest income to remain relative constant.

OTHER INCOME (EXPENSE)

         ESP's other income consists primarily of gains or losses from the impairment of goodwill, Interest on loans payable, losses on investments, and disposal of fixed assets.

INCOME TAX EXPENSE (BENEFIT)

         ESP's provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable/refundable on tax returns, or the refund associated with a carryback of net operating loss, for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. The Company's estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and ESP's actual results, ESP's future financial statements will be affected.

         The Company defines its "critical accounting policies" as those U.S. generally accepted accounting principles that require it to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which the Company applies those principles. The Company's estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require it to continually assess a range of potential outcomes
         .
REVENUE RECOGNITION

         ESP recognizes service revenues in accordance with the SEC's Staff Accounting Bulletin No. 104, REVENUE RECOGNITION, and the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

         At the inception of a customer contract for service, the Company makes an assessment as to that customer's ability to pay for the services provided. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense for all of that customer's unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

         From time to time, The Company may enter into contracts to sell services to unrelated companies at or about the same time it enters into contracts to purchase products or services from the same companies. If ESP concludes that these contracts were negotiated concurrently, the Company expects to record as revenue only the net cash received from the vendor.

         The Company may from time to time resell licenses or services of third parties. Revenue for these transactions would be recorded when the Company has risk of loss related to the amounts purchased from the third party and it adds value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, the Company recognizes revenue when all other revenue recognition criteria are satisfied.

         SAFEGUARD DIVISION:

         At time of service delivery all customers are required to sign a standard service agreement and either pay by check, credit card or if approved prior to dispatch a purchase order. The inspector will contact the centralize call center and process the check or credit card through the Company's on-line payment processing system. This ensures immediate receipt of payment for services. Purchase orders are tracked against the applicable work order and are due within 30 days of delivery of services.

         Customers who request the annual inspections are required to sign a standard service agreement and a pre-authorizing form to allow the Company to debit their account at time of annual inspection. The Company will pro-rate the revenue from those customers that sign up and prepay for multi-year annual inspections

         There is a non-refundable one-time charge for reviewing an inspector's application to become an approved CEHI Vendor. This amount is payable to Environmental Safeguard Professionals, Inc. ("Safeguard") and is recognized upon receipt of the signed approved vendor application.

         NPS DIVISION:

         Customers are required to sign a membership form and either pay for the annual dues by check or credit card at time of submission.

         The Company recognizes annual membership revenue on monthly pro-rated amount from receipt of dues.

ACCOUNTS RECEIVABLE AND RELATED RESERVES

         Trade accounts receivable will to be recorded at the invoiced amounts and will not bear interest. The Company may record reserves as a reduction of its accounts receivable balance. Estimates will be used in determining these reserves and may be based upon ESP's review of outstanding balances on a customer-specific, account-by-account basis. These estimates may change significantly if a customers' financial condition changes or if the economy in general deteriorates. The allowance for doubtful accounts will be based upon a review of customer receivables from prior sales with collection issues where ESP no longer believe that the customer has the ability to pay for prior services provided. The Company will perform on-going credit evaluations of customers primarily related to monitoring payment history and the accounts receivable aging. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or ESP determines payment is reasonably assured. In addition, the Company may record a reserve for service credits. Reserves for service credits are measured based on an analysis of credits to be issued after the month of billing related to management's estimate of the resolution of customer disputes and billing adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.

SHARE-BASED COMPENSATION

         The Company expects to account any share-based compensation pursuant to SFAS No. 123 (revised 2004) SHARE-BASED PAYMENT, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payments awards using a fair-value method. When a grant date for fair value is determined the Company will use the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires the Company to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. The Company will estimate the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which ESP has data. The Company will use judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.

         SFAS No. 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

         ESP will  continue to use judgment in  evaluating  the  expected  term,
volatility  and  forfeiture  rate  related  to  its  stock-based   awards  on  a
prospective basis, and in incorporating these factors into the model. If the Company's actual experience differs significantly from the assumptions used to compute its stock-based compensation cost, or if different assumptions had been used, the Company may record too much or too little share-based compensation cost. ESP recognizes expense using the straight-line attribution method.

CONTINGENCIES

         The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company would record additional accrual amounts to the extent it determines amounts are probable of being paid and also reasonably estimable. Such amounts could be, but are not limited to post-judgment lost profits, price erosion, royalties and interest.

DEFERRED TAXES AND UNCERTAIN TAX POSITIONS

         The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, ACCOUNTING FOR INCOME TAXES. ESP records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, ESP considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses, the Company has concluded that a full valuation allowance against its net deferred tax assets is appropriate. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.

         ESP adopted the provisions of FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. The Company recognizes interest and penalties related to unrecognized tax benefits in its tax provision.

         The Company follows the recognition threshold and measurement parameters of FIN 48 for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ESP's effective tax rate is influenced by the recognition and de-recognition of tax positions pursuant to the more likely than not standard established by FIN 48 that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in its operations through acquisitions or divestitures can have a material impact on the effective tax rate. Differences between the Company's estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

         The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company's estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENT. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. Under this Statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. ESP does not believe the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.

         In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 110, ON SHARE-BASED PAYMENTS ("SAB 110"), which permits entities, under certain circumstances, to continue to use the "simplified" method of estimating the expected term of plain vanilla options as discussed in SAB No. 107 and in accordance with SFAS No. 123 (Revised 2004), "Share-Based Payment." The guidance in this release is effective January 1, 2008. The Company does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, ESP will adopt SFAS No. 160 on January 1, 2009. As of December 31, 2007, ESP had no noncontrolling interests recorded in its balance sheet. ESP does not believe the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

FOREIGN CURRENCY RISK

         Substantially all of ESP's customer agreements are denominated in U.S. dollars, and therefore the Company's revenue is not subject to foreign currency risk. If in the future ESP has operations in foreign countries, the Company may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, the Company potentially may sell to customers in foreign locations with customer agreements denominated in foreign currencies, which may increase the Company's exposure to foreign exchange fluctuations. At this time, the Company does not have any foreign hedge contracts because exchange rate fluctuations have had little or no impact on its operating results and cash flows.

INFLATION RISK

         The Company does not believe that inflation has had a material effect on its business, financial condition or results of operations. If costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company's inability or failure to do so could harm its business, financial condition and results of operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUE

         Total revenue for the period ended December 31, 2007 increased by $499,484 to $581,803 from $82,319 in the prior year..

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $8,987,613, up from $671,254 in 2006, to $9,658,867 for the year ended December 31, 2007. This increase in general and administrative expenses was the result of increased commissions of $1,975,798 from the prior period and increased finance fees of $4,407,663 from the prior period.

NET LOSS

         There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended December 31, 2007, the Company incurred a net pre-tax loss from continuing operations of $21,468,106. This was an increase of $20,903,517 or 97% compared to the prior year.

         74% of the net pre-tax loss for the fiscal year ended December 31, 2007 was the result of a write down of $11,444,378 in goodwill, $4,407,663 in finance fees, and $359,218 in assets (training materials) attributable to the AHI acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         ESP had net cash of $0 at December 31, 2007, as compared to $302,943 at December 31, 2006.

         During the year ended December 31, 2007, ESP used $5,051,667 of cash for operating activities, as compared to $579,944 during the year ended December 31, 2006. The increase in the use of cash for operating activities was a result of goodwill, finance fees, accounts payable, and other general and administrative expenses.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2007 was 2,702,308, as compared to $826,796 during the year ended December 31, 2006. Since January 1, 2007, ESP's capital needs have primarily been met from the proceeds of private placements, loans and, to a lesser extent, sales.

         The Company's zero cash balance at December 31, 2007, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. The Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. The Company's management believes it will be able to obtain sufficient cash resources and working capital to meet the Company's present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended December 31, 2007, the Company has been successful in closing additional funds as described under the Convertible Notes and through the sale of unregistered common stock (see "ITEM 7, Financial Statements, Events Subsequent to Fiscal Year Ended December 31, 2007" below). The Company contemplates additional sales of debt instruments and unregistered common stock during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

ITEM 7.  FINANCIAL STATEMENTS



                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




                                    CONTENTS


                                                                                                              PAGE
                                                                                                              ----
Reports of Independent Registered Public Accounting Firms ..................................................33 - 34

Balance Sheet as of December 31, 2007.......................................................................     35

Statement of Operations for the years ended December 31, 2007 and 2006......................................     36

Statement of Changes in Shareholders Equity for the years ended December 31, 2007 and 2006..................     37

Statement of Cash Flows for the years ended December 31, 2007 and 2006......................................     38

Notes to Financial Statements ..............................................................................     39

                             STAN J.H. LEE, CPA, CMA
                       794 BROADWAY, CHULA VISTA CA 91910
                     DIRECT: 619.623.7799, FAX: 619-564-3408
                            E-MAIL: STAN2U@GMAIL.COM


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

We have audited the  accompanying  consolidated  balance sheet of  Environmental
Service Professionals, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended at December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Service Professionals, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

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



/s/ Stan J.H. Lee, CPA, CMA
---------------------------
Stan J.H. Lee, CPA, CMA

May 8, 2008
Chula Vista, CA. 91910

          Registered with the Public Company Accounting Oversight Board

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


/s/Chang G. Park, CPA
---------------------
CHANG G. PARK, CPA

FEBRUARY  23,  2007
(Except for Notes 12 & 17,
as to which the date is June 19, 2007)

CHULA VISTA, CA. 91910


        MEMBER OF THE CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
          REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                     ASSETS
                                                                                  AS OF                    AS OF
                                                                              DECEMBER 31,             DECEMBER 31,
                                                                                  2007                     2006
                                                                            ------------------       ------------------
      CURRENT ASSETS
       Cash & cash equivalents                                              $                -       $          302,943
       Accounts receivable                                                             138,180                  258,989
       receivable - other                                                                9,867                        -
       Prepaid expense                                                                 926,254                  412,496
                                                                            ------------------       ------------------

      TOTAL CURRENT ASSETS                                                           1,074,301                  974,428

      NET PROPERTY & EQUIPMENT                                                          72,972                   38,820

      OTHER ASSETS
       Deposits                                                                          2,120                   72,026
       Net trademarks                                                                        -                      563
       Goodwill                                                                              -                9,274,770
       Net - association membership list                                               639,852                        -
       Investments in business areas                                                         -                   15,779
                                                                            ------------------       ------------------

      TOTAL OTHER ASSETS                                                               641,972                9,363,138
                                                                            ------------------       ------------------

            TOTAL ASSETS                                                    $        1,789,245       $       10,376,386

                                                                            ==================       ==================

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
       Accounts payable                                                     $        1,308,814       $          361,498
       Bank overdraft                                                                  336,369                        -
       Lines of credit                                                                 220,417                  101,962
       Accrued liabilities                                                             144,502                        -
       Income taxes payable                                                                  -                   35,500
       Loans payable                                                                 1,947,746                  238,000
       Loans payable  - related party                                                   22,900                        -
                                                                            ------------------       ------------------

      TOTAL CURRENT LIABILITIES                                                      3,980,748                  736,960

      LONG-TERM LIABILITIES
       Unsecured 10% Loan payable                                                    1,243,934                  859,831
                                                                            ------------------       ------------------

      TOTAL LONG-TERM LIABILITIES                                                    1,243,934                  859,831
                                                                            ------------------       ------------------

            TOTAL LIABILITIES                                                        5,224,682                1,596,791

      STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 21,783,375 and 13,935,869 shares issued and
         outstanding as of December 31, 2007 and 2006, respectively)                    21,783                   13,935
      Paid-in capital                                                               20,568,299               11,323,073
      Retained earnings                                                            (24,025,519)              (2,557,413)
                                                                            ------------------       ------------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (3,435,437)               8,779,595

              TOTAL LIABILITIES &
                                                                            ------------------       ------------------
                         STOCKHOLDERS' EQUITY (DEFICIT)                     $        1,789,245       $       10,376,386
                                                                            ==================       ==================

              See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations

--------------------------------------------------------------------------------

                                                            YEAR ENDED                 YEAR ENDED
                                                           DECEMBER 31,               DECEMBER 31,
                                                               2007                       2006
                                                       ----------------------      --------------------
           REVENUES
            Income                                     $             581,803       $            82,319
                                                       ----------------------      --------------------

           NET REVENUE                                               581,803                    82,319

           COST OF GOODS SOLD
            Cost of Goods Sold                                        57,104                    15,282
                                                       ----------------------      --------------------

           TOTAL COST OF GOODS SOLD                                   57,104                    15,282

           GROSS PROFIT                                              524,699                    67,037

           OPERATING EXPENSES
            Depreciation                                              13,281                     3,205
            Finance fee                                            4,407,663                         -
            Commission                                             1,975,798                         -
            General and administrative                             3,262,125                   668,049
                                                       ----------------------      --------------------

           TOTAL OPERATING EXPENSES                                9,658,867                   671,254
                                                       ----------------------      --------------------

           LOSS FROM OPERATIONS                                   (9,134,168)                 (604,217)

           OTHER INCOME (EXPENSES)
            Interest income                                              366                         1
            Interest expense                                        (209,099)                  (16,416)
            Impairment of goodwill                               (11,444,378)                        -
            Other income                                             234,019                    57,043
            Other expenses                                          (914,846)                   (1,000)
                                                       ----------------------      --------------------

           TOTAL OTHER INCOME (EXPENSES)                         (12,333,938)                   39,628
                                                       ----------------------      --------------------

           NET INCOME (LOSS)                           $         (21,468,106)      $          (564,589)
                                                       ======================      ====================

            BASIC EARNING (LOSS) PER SHARE             $               (1.18)      $             (0.08)
                                                       ----------------------      --------------------

           WEIGHTED AVERAGE NUMBER OF
             COMMON SHARES - BASIC AND DILUTED                    18,250,793                 6,996,933
                                                       ======================      ====================

              See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
             Consolidated Statement of Stockholder Equity (Deficit)
                             As of December 31, 2007

----------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONAL
                                              COMMON        COMMON      PAID-IN      RETAINED      FOREIGN        TOTAL
                                              SHARES        STOCK       CAPITAL      EARNINGS     CURRENCY
                                                                                    (DEFICIT)    TRANSLATION
----------------------------------------------------------------------------------------------------------------------------
BALANCE,  DECEMBER 31, 2005                   2,711,213      $ 27,112  $ 1,549,313 $ (2,645,602)    $ 652,778    $ (416,399)

----------------------------------------------------------------------------------------------------------------------------

Shares issued on April 24, 2006               3,170,522        31,705      285,475                                  317,180

Shares Adjustment                                  (583)           (6)           6                                        -

Reverse Split 1 to 3.75 on October 11, 2006  (4,312,689)      (57,243)      57,243                                        -

Shares Issued on October 11, 2006            14,625,000        14,625    8,175,375                                8,190,000

Shares Issued On December 1, 2006               425,000           425      297,075                                  297,500

Shares Issued On December 1, 2006               812,629           812      454,260                                  455,072

Shares Issued On December 1, 2006 (10% holders) 477,590           478      434,553                                  435,031

Shares Issued On December 1, 2006               110,187           110       65,690                                   65,800

Stock redemption                             (4,083,000)       (4,083)       4,083                                        -

Adjustments                                      37,677            38          (38)                                       -

Foreign Currency Translation                                                            652,778      (652,778)            -

 Net loss for the year ended
 December 31, 2006                                                                     (564,589)                   (564,589)
----------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2006                 13,973,546        13,973   11,323,035   (2,557,413)            -     8,779,595
----------------------------------------------------------------------------------------------------------------------------

Shares Issued on January 25, 2007                39,266            39       64,161                                   64,200

Shares Issued On February 16, 2007              200,000           200       19,800                                   20,000

Shares Issued On February 20, 2007            1,000,000         1,000      579,000                                  580,000

Shares Issued on March 16, 2007                 122,917           123      188,980                                  189,103

Shares Issued on April 16, 2007                 153,000           153      519,647                                  519,800

Shares Issued on May 18, 2007                 1,795,000         1,795    1,090,047                                1,091,842

Shares Issued on June 7, 2007                   404,742           405       78,945                                   79,350

Shares Issued On June 26, 2007                  900,000           900    1,491,600                                1,492,500

Shares Issued on July 7, 2007                   381,035           381    2,340,136                                2,340,517

Shares Issued on July 17, 2007                  892,300           892      891,408                                  892,300

Shares Issued On August 1, 2007                  50,000            50       28,950                                   29,000

Shares Issued on September 11, 2007             806,051           806       79,799                                   80,605

Shares Issued on October 2, 2007                515,518           516    1,818,341                                1,818,857

Shares Issued on October 2, 2007                550,000           550       54,450                                   55,000

 Net loss for the year ended
 December 31, 2007                                                                  (21,468,106)                (21,468,106)
----------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2007                 21,783,375      $ 21,783 $ 20,568,299 $(24,025,519)    $       -  $ (3,435,437)
============================================================================================================================



              See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                         YEAR ENDED         YEAR ENDED
                                                                        DECEMBER 31,       DECEMBER 31,
                                                                            2007               2006
                                                                      ----------------    --------------

   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                  $  (21,468,106)     $   (564,589)

   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation                                                              13,281             3,205
    Amortization                                                              19,711             3,969
    Common stock                                                           2,284,458           317,180
     (Increase) decrease in goodwill                                       9,340,570                 -
     (Increase) decrease in finance fee                                    4,407,663            23,965
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                              120,809            70,081
     (Increase) decrease in other receivable                                  (9,868)                -
     (Increase) decrease in prepaid expenses                                (513,758)           (1,430)
     (Increase) decrease in security deposits                                 69,906                 -
     (Increase) decrease in business areas                                    15,779                 -
     (Increase) decrease in accounts payable and accrued expenses          1,026,018          (432,325)
     (Increase) decrease in bank overdraft                                   336,369                 -
     (Increase) decrease in association membership list                     (659,000)                -
     (Increase) decrease in income tax payable                               (35,500)                -
                                                                      ----------------    --------------

 NET CASH USED BY OPERATING ACTIVITIES                                    (5,051,668)         (579,944)

   CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of equipment                                                  (47,433)                -
   Increase in loan payable                                                2,093,849            10,000
                                                                      ----------------    --------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                2,046,416            10,000

   CASH FLOWS FROM FINANCING ACTIVITIES

   Line of credit                                                            118,455            26,165
   Increase in loan payable - related party                                   22,900                 -
   Proceeds from stock issuances                                           2,560,954            65,800
   Proceeds from long-term liabilities                                             -           734,831
                                                                      ----------------    --------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                2,702,309           826,796
                                                                      ----------------    --------------

       NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   (302,943)          256,852

       CASH AT BEGINNING OF PERIOD                                           302,943             1,832
      CASH AT OCTOBER 11, 2006 OF SUBSIDIARY                                       -            44,259
                                                                      ----------------    --------------

       CASH AT END OF PERIOD                                          $            -      $    302,943
                                                                      ================    ==============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                                      $      209,098      $     16,416
                                                                      ================    ==============

   Income taxes paid                                                  $            -      $          -
                                                                      ================    ==============

   SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW
   INFORMATION:

      Common stock issued for acquisition subsidiary                  $    1,475,000      $  8,487,500
      Increase in accounts receivable from acquisition                $      134,000      $    329,070
      Increase in property & equipment from acqusition                $                   $     42,025
      Increase in deposits from acquisition                           $      276,656      $     72,026
      Increase (decrease) in goodwill                                 $    9,340,570      $  8,819,698
      Increase (decrease) in financing fee                            $    4,407,663      $     23,965
      Increase in trademaks from acquisition                          $                   $        587
      Increase in investment in business areas fro acquisition        $                   $     19,725
      Increase in accounts payable and accrued liabilities
        from acquisition                                              $      600,000      $    411,093
      Increase in line of credit from acquisition                     $                   $     75,797
      Increase in loan payable from acquisition                       $                   $    228,000
      Increase in long-term liabilities from acquisition              $                   $    125,000

              See Notes to the Consolidated Financial Statements.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


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

National Professional Services, a wholly-owned business unit is currently a conglomerate of 7 individual associations and maintains 10,000 annual paying members. The focus of this Business Unit is to establish cross-training on CEHI Programs and to provide information concerning residential environmental issues, establish training for Underwriters, Loan Officers and Appraisers to educate these groups about CEHI inspection protocols. These training programs for Insurance Companies, Underwriters, Loss Control and Risk Management personnel educate and emphasize the benefits of using a CEHI on the initial inspection and then establishing annual inspections.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ACCOUNTING METHOD

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP"). The Company has elected a December 31, year-end.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Environmental Service Professionals, Inc., the parent Company, and National Professional Service Inc., a Delaware Corporation, Allstate Home Inspection & Household Environmental Testing, Ltd, a Delaware corporation, which subsequently changed its name to Environmental Safeguard Professionals, Inc. on February 1, 2008, and International Association Managers, Inc., a Minnesota corporation, the Company's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. CONCENTRATION OF CREDIT RISK

The Company maintains their cash in bank deposit accounts that at times may exceed federally insured limits. ESP. has not experienced any losses in such accounts. Management believes that they are not exposed to any significant credit risk related to cash.

ESP, Inc. maintains credits with Bank of America. Management performs periodic evaluations of the relative credits standing to the financial institution. The
Company has not sustained any material credit losses for the instruments. The carrying values reflected in the balance sheet at December 31, 2007 reasonable approximate the fair values of cash, accounts payable, and credit obligations. In making such assessment, the Company, has utilized discounted cash flow analysis, estimated, and quoted market prices as appropriate in accordance with paragraph 9 of SFAS 107.


G. REVENUE RECOGNITION AND FRANCHISE FEES

Revenue includes the following services:

>>       Certified Environmental Home Inspector (CEHI) Certification
>>       Certified Moisture Inspection (CMI)
>>       Annual Mold and Moisture Management Program (MMM)
>>       New Builder Moisture Management Program (NBMM)
>>       Allergen Screening
>>       Phase I Environmental Reports

The Company recognizes revenue when services on contracts are provided.

The Company ceased offering franchises and did not renewal any franchise registration or make any franchise sales for the year 2007. All but 15 existing franchisees have been incorporated into the CEHI program and franchisees have executed mutual releases for their previously owned franchise. The Company continues to transition all remaining franchises to the standard CEHI program.

CEHI - CEHI stands for Certified  Environmental  Home  Inspector  -CEHI approved
CEHI Vendor. This amount is payable to Environmental Safeguard Professionals, Inc. ("Safeguard").

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G. REVENUE RECOGNITION AND FRANCHISE FEES

This vendor approval is a two-step process for independent contractors to be able to provide CEHI Program Services:

     1) The contractor must submit a completed vendor approval form to validate their eligibility and specifically verify what training, certifications and equipment the contractor currently has. The applicant must show that they are in good standing. Based on this verification. The contractor must obtain the required instruction and equipment to operate ESP's proprietary on-line systems and to deliver the Program of services. There is a fee to the contractor to receive this equipment and instruction. If the applicant has obtained certain certifications and or equipment prior to applying, there may be discounts to the fee amount charged. The contractor can either purchase the sampling kit from ESP or preferably order it directly from the supplier.
     2) Once the contractor has obtained the necessary approved vendor status, they must execute a standardized independent contractor agreement.

Supply Orders - include inspections reports, mold kits, lab supplies, and marketing materials

The Company continues to transition all remaining franchises to the standard CEHI program.

All initial services have been provided by the franchisor to the remaining franchisees.
Royalties and Advertising - are franchise fees--a minimum of $250 per month -- $200 for royalties and $50 for Advertising -the franchisee pays 7.5% for royalties and 2% for advertising based on their monthly gross income.

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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.


NOTE 3.  CONTRACTS RECEIVABLE - FRANCHISE FEES

All but 15 existing franchisees have been incorporated into the CEHI program and franchisees have executed mutual releases for their previously owned franchise. Of these 15 only 5 have existing financing agreements for the initial franchise fee. The Company ceased offering franchises and did not renewal any franchise registration or make any franchise sales for the year 2007. The Company continues to transition all remaining franchises to the standard CEHI program.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


NOTE 4. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging, five years for tenant improvements, and five to seven years on furniture and equipment.

Equipment consisted of the following:

                                                          DECEMBER 31,
                                                      2007            2006
                                                 --------------- ---------------
Machinery & equipment                            $    42,149     $     24,442
Software                                                   -           15,000
Furniture and fixtures                                59,721           17,583
Computers                                             67,715           40,854
Automobiles                                               -             8,000
Leasehold improvements                               109,295                -
                                                 --------------- ---------------
Total fixed assets                                   278,880          105,879
     Less: accumulated depreciation                 (205,908)         (67,095)
                                                 --------------- ---------------
Net property & equipment                         $    72,972     $     38,820
                                                 =============== ===============


Depreciation expense for the year ended December 31, 2007 and 2006 was $13,281 and $3,205.

The Company chose to reevaluate the $351,218 in training videos and software that they had acquired as part of the Allstate Home Inspection acquisition. The results of the evaluation prompt the Company to write-off the total amount in 2007.


NOTE 5. LINES OF CREDIT

The Company has three lines of credit, the line of credit are for $125,000, $75,000, and for $30,000. These lines of credit are in an adjustable rate loan. The loans are open revolving lines of credit with annual interest rates. There are no restrictions on the use of this line of credit. There was an outstanding balance of $220,417 and $101,962, as of December 31, 2007 and 2006,
respectively.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006


NOTE 6.  INTANGIBLE ASSETS

Intangible assets consist of four trademarks and goodwill.

TRADEMARKS

The trademarks are stated at cost, less amortization. The Company had amortization expenses of $563 and $414 as of December 31, 2007 and 2006, respectively. The trademarks have been fully amortized. Trademark registration may be renewed every ten years into perpetuity.

Additional trademarks were assigned to ESP effective February 2007 with the acquisition of AHI (see Note 12). Registration numbers 2,509,084:"Home Inspection and Household Environmental Testing", apart from the mark as shown and 3,035,162: Advance Look, The mark consists of standard characters without claim to any particular font, style, size, or color.

As part of the Acquisition of IMAI the Company received the associations membership list. The Company recorded 659,000 in intangible asset. This amount is to be amortized over 15 years. Amortization for the year ended December 31mm 2007 was $19,148.


NOTE 7. NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of December 31, 2007 consist of the following:

                                                      -------------------------
        Unsecured loan with
        annual interest of 3%.                              $  1,947,746

        Unsecured notes, with annual interest of
        10%.                                                   1,243,934
                                                      -------------------------

                                                            $   3,191,680
                                                      =========================


NOTE 8.  RELATED PARTY TRANSACTION

As of December 31, 2006 the Company has a loan payable due to a stockholder of the Company (a related party) in the amount of $22,900. This is an unsecured loan with an interest rate of 3%. Interest is currently being waived.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006
NOTE 9. LONG TERM LEASE AGREEMENT

The Company signed a lease agreement for its corporate offices in Palm Springs commencing August 1, 2006 with the option of renewal for an additional three years at a 5% increase each year.

The base rent is currently $6,206.00 per month. The following is a schedule of payments under the above operating lease:


           YEAR ENDING DECEMBER 31, AMOUNT
           ------------------------                     -------------
               2007                                     $  76,022.00
               2008                                        79,822.00
                                                        -------------
                                                        $ 181,798.00


NOTE 10.  ACQUISITIONS

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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006

NOTE 10.  ACQUISITIONS - CONTINUED

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


NOTE 11. STOCK WARRANTS

At December 31, 2007 the Company had the following warrants outstanding:

(i) warrants to purchase 275,000 shares of the Company's common stock at an exercise price of $.01.

(ii) warrants to purchase 1,311,245 shares of the Company's common stock at an exercise price of $.25.

(iii) warrants to purchase 86,206 shares of the Company's common stock at an exercise price of $.58.

(iv) warrants to purchase 7,517,767 shares of the Company's common stock at an exercise price of $0.75.

(v) warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $1.25.

(vi) warrants to purchase 737,420 shares of the Company's common stock at an exercise price of $1.50.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006

NOTE 12. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                         DECEMBER 31,           DECEMBER 31,
                                             2007                   2006
                                        -------------        ------------------

NET INCOME (LOSS) FROM OPERATIONS       $ (21,468,106)       $     (564,589)

BASIC INCOME / (LOSS) PER SHARE                 (1.18)                (0.08)
                                        =============        ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        18,250,793             6,996,933
                                        =============        ==================


NOTE 13. STOCK TRANSACTIONS

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

On October 11, 2006, the Company completed the closing of a stock purchase agreement (the "SPA") to effect a reverse merger between the companies (the "Business Combination") under which the Company issued 14,625,000 shares of its common stock to PES in consideration for 14,625,000 shares of Pest's common stock. PES is distributing up to 14,625,000 shares of the Company's common stock to its existing shareholders in consideration for the redemption of 14,625,000 shares of the outstanding voting stock of PES. As a result of the closing, PES is a wholly owned subsidiary of the Company and the shareholders of PES are the controlling shareholders of the Company.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006

NOTE 13. STOCK TRANSACTIONS - CONTINUED

According to the SPA, prior to the closing of the Business Combination, the Company covenanted, among other things, to effect a one for 3.75 reverse split of its outstanding common stock, which resulted in Glassware having a total of 1,568,463 shares of its common stock outstanding at closing.

On December 1, 2006, the Company completed the closing of a stock purchase agreement with NPS to effect an acquisition under which the Company issued 425,000 shares of its common stock and paid $175,000 to NPS in consideration for 100% interest of Naps' common stock. As a result of the closing, NPS is a wholly owned subsidiary of the Company.

On January 25, 2007 the Company issued 39,266 shares of common stock in a private placement.

On February 16, 2007 the Company issued 200,000 shares of common stock for services rendered.

On February 20, 2007 the Company issued 1,000,000 shares of common stock in the acquisition of Allstate Home Inspection.

On March 16, 2007 the Company issued 122,917 shares of common stock for cash.

On April 16, 2007 the Company issued 153,000 shares of common stock for cash.

On May 18, 2007 the Company issued 1,795,000 shares of common stock for services rendered.

On June 7, 2007 the Company issued 404,742 shares of common stock in a private placement.

On June 26, 2007 the Company issued 900,000 shares of common stock for cash.

On July 7, 2007 the Company issued 381,035 shares of common stock in a private placement.

On July 17, 2007 the Company issued 892,300 shares of common stock for cash.

On August 1, 2007 the Company issued 50,000 shares of common stock in the acquisition of International Association Managers, Inc.

On September 11, 2007 the Company issued 806,851 shares of common stock for services rendered.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006

NOTE 13. STOCK TRANSACTIONS - CONTINUED

On October 2, 2007 the Company issued 515,518 shares of common stock in a private placement.

On October 2, 2007 the Company issued 550,000 shares of common stock for services rendered.

Common stock issued as of December 31, 2007 21,783,375


NOTE 14. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

          o    Common stock, $ 0.001 par value;  100,000,000  shares authorized:
               21,783,375 shares


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

At December 31, 2007 the Company has significant operating and capital losses carry forward. The tax benefits resulting for the purposes have been estimated as follows:

                                    DECEMBER 31,      DECEMBER 31,
                                        2007              2006
                                  ---------------   ----------------

  Accumulated deficit as of:      $  (21,468,106)   $     (2,557,413)

  Gross income tax benefit             7,513,837             869,520
  Valuation allowance                 (7,513,837)           (869,520)
                                  ---------------   ----------------
  Net income tax benefit          $            -    $              -
                                  ===============   ================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006

NOTE 14. INCOME TAXES - CONTINUED

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


NOTE 15. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $21,468,106 during the period from September 29, 1992 (inception) through December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTES 16. LEGAL PROCEEDINGS

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On December 6, 2006, John Cooley filed a civil complaint in Ventura County alleging breach of fiduciary duty and fraud regarding the restructuring of Pacific Environmental Sampling, Inc. on March 25, 2006. On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2007 AND 2006

for appointment of a receiver. Both of Cooley's requests were denied by the Court. ESP and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the fraud claim and the demurrer was sustained. Cooley was permitted by the Court to file a First Amended Complaint to attempt to correct deficiencies. With an extension, the First Amended Complaint was filed on March 27, 2007. Subsequently, this First Amended Compliant was rejected as was the Second Amended Complaint. On April 4, 2008 a hearing for a Third Amended Complaint was held before the court and the Company was granted all submitted demurrers and Motions to Strike. On April 25, 2008, Cooley submitted a Fourth Amended Complaint. A tentative hearing date has been set for May 30, 2008. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.


NOTE 17. SUBSEQUENT EVENTS

Subsequent to December 31, 2007 the three lines of credits that the Company currently has; were converted to a fixed rate loan with a current principal as of March 31, 2008.


NOTE 18 - PRO-FORMA FINANCIAL

The Company's financials reflects operations of International Association Managers, Inc. from the date of acquisition. Below is a pro-forma (in condensed form) of the statement of operations of Environmental Service Professional, Inc. and International Association Managers, Inc. for the year ended December 31, 2007. The pro-forma reflects what the Company's statement of operations would show if both Company's had been associated the entire year:


                                                        ESP                   IAMI            CONSOLIDATED
---------------------------------------------- ----------------------- ------------------- -------------------

Revenues                                       $         581,803       $   1,183,333       $     1,765,136
Cost of goods sold                                       (57,104)            (77,871)             (134,975)
                                               ----------------------- ------------------- -------------------

Gross profit                                             524,699           1,105,462             1,630,161
Total operating expenses                              (9,658,867)           (662,632)          (10,321,499)
                                               ----------------------- ------------------- -------------------

Operations income (loss)                              (9,134,168)            442,830            (8,691,338)
Total other income (expenses)                        (12,333,938)              1,589           (12,332,349)
                                               ----------------------- ------------------- -------------------

                                               ----------------------- ------------------- -------------------
Net Income (Loss)                              $     (21,468,106)      $     444,419       $   (21,023,687)
                                               ======================= =================== ===================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 28, 2008, the Company engaged Stan J.H. Lee, CPA, CMA ("New Accountant") to audit and review the Company's financial statements for the fiscal year ending December 31, 2007. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company's former accountant, Chang G. Park, CPA, Ph. D. (the "Former Accountant").

         Prior to engaging the New Accountant, the Company had not consulted the New Accountant regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with the New Accountant regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         The Former Accountant was not re-engaged effective April 28, 2008. The Former Accountant's reports on the Company's financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit reports for the fiscal years ending December 31, 2005 and December 31, 2006. The going concern qualification stated as follows: "The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         The decision to change accountants, which involved dismissing the Former Accountant and engaging the New Accountant, was recommended by the Company's Audit Committee Chairperson and approved by the Company's Board of Directors on April 28, 2008. During the fiscal years ended December 31, 2005 and December 31, 2006 through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, except as described in the next paragraph.

         In the  course of  preparing  the  financial  statements  for the third quarter ended September 30, 2007 for the Company's Report on Form 10-QSB for that quarter, management of the Company and the Former Accountant discussed the reporting of revenue earned by the associations acquired by the Company from Robert Johnson. The Company's acquisition of those associations closed on July 31, 2007 (the "Closing"). Management believes that the acquisition was structured as an asset acquisition and therefore intended to report revenue from the associations only for the period from the Closing through September 30, 2007. Initially, the Former Accountant disagreed with management and asserted that it believed that the acquisition was a purchase of stock and insisted that the Company record revenue for the associations for the entire period from January 1, 2007 through September 30, 2007. Eventually management acquiesced to the Former Accountant's position and prepared the financial statements reflecting association revenue from the beginning of the 2007 fiscal year.

         After the filing deadline for the Company's Report on Form 10-QSB for the third quarter ended September 30, 2007, the Former Accountant informed the Company that it had changed its position and now agreed with management's initial position that the Company should report association revenue commencing from July 31, 2007, the Closing date for the acquisition. The Former Accountant's change of position was communicated to management after the Former Accountant had already approved the Company's policy of recording the full nine months of revenue from the associations, and too tardy for the Company to change its Report on Form 10-QSB for the third quarter ended September 30, 2007. Furthermore, at that time management was still uncertain as to which reporting policy was correct, especially in light of the Former Accountant's inconsistent advice. As a result, the Former Accountant did not issue an approval letter for the Company's financial statements for the third quarter ended September 30, 2007.

         In the course of preparing the Company's financial statements for the full year ended December 31, 2007, management determined that the Company's financial statements for the third quarter ended September 30, 2007 should be restated to report association revenue only from the date of the Closing of the acquisition and not from the beginning of the 2007 fiscal year. The Former Accountant agreed with the Company's management and was prepared to work on the restatement for the third quarter ended September 30, 2007 and the audit report for the fiscal year ended December 31, 2007. Nevertheless, the Company's Board of Directors decided to authorize and direct the Company on April 28, 2008 to dismiss the Former Accountant and simultaneously to engage the New Accountant, primarily because the Former Accountant's fee quote for the work was excessive. Accordingly, the Company does not currently have a disagreement with the Former Accountant with respect to the Company's financial statements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The confusion surrounding the Former Accountant's inconsistent advice relating to the Company's financial statements for the third quarter ended September 30, 2007 may, however, have resulted in a disagreement with the Former Accountant at the time in light of management's recent determination that the associated revenue should be reported only from the acquisition Closing date and not from January 1, 2007. A letter from the Former Accountant addressed to The Securities and Exchange Commission was requested by the Company and was attached to its Report on Form 8-K/A, dated May 2, 2008, as
Exhibit 9(c)(16).

         Because of the confusion surrounding the Former Accountant's inconsistent advice relating to the Company's financial statements for the third quarter ended September 30, 2007 which may have resulted in a disagreement with the Former Accountant, the Company does not have a consent from the Former Accountant to use the financial statements for the year ended December 31, 2006 prepared by the Former Accountant. Accordingly, the Company will rely on the audit letter provided by the Former Accountant, dated February 23, 2007 (Except for Notes 12 & 17, as to which the date is June 19, 2007).

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

ITEM 8A(T).       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Edward Torres, the Company's Chief Executive Officer and Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

         ESP's management has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

         The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

         The Company's auditors believe that ESP's methodology for identifying all necessary disclosures related to non-cash equity transactions could lead to a material misstatement of net income (loss). The Company intends to cooperate with its auditors in 2008 to address this material weakness.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). ESP's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

         Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B.          OTHER INFORMATION

         None.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of ESP and its affiliates as of March 31, 2008:

NAME                                AGE                  POSITIONS AND OFFICES HELD                     SINCE
------------------------------   -----------   ----------------------------------------------   --------------------
Edward L. Torres                     50        Chairman, Chief Executive Officer and             October 11, 2006
                                               President, Chief Financial Officer (from May
                                               5, 2007)
Lyle Watkins                         48        Director, Chief Operating Officer, and            October 11, 2006
                                               Corporate Secretary
Leroy Moyer (1)                      65        Director                                          April 1, 2007
S. Robert August                     56        Director                                          May 31, 2007

----------------------
(1)  Member of Audit Committee.

         EDWARD TORRES, age 50, has been the Chairman, Chief Executive Officer, and President of ESP since October 2006 and of Safeguard since February 2007. Mr. Torres has over 25 years of business development experience as an entrepreneur in several professional industries. Mr. Torres graduated with a Bachelor's Degree in Business Development, and established a national manufacturing service business with Priority Sales and Service. After several years with that company, Mr. Torres merged the company with Sandelos USA, a national company known for its kitchen and bath products. He oversaw international production and distribution of the products for the U.S. market, as well as participated in the acquisition of Sandelos, USA during the mid 1990's. In 1996, he participated in the acquisition of Commercial Labor Management, Inc., a public entity, and arranged its reverse merger with Zeros & Ones, Inc., a technology company currently traded on Pink Sheets. During 1996 Mr. Torres also participated in the formation of Joint Employers Group, a California based professional employer organization. Overseeing the company's marketing and sales division, he was instrumental in increasing its revenue from $100,000 in 1995 to $65 million in 2001. In 2003, Mr. Torres arranged the sale of Joint Employers Group, Inc. to ITEC, a publicly traded company in the human resource industry. In 2003, Mr. Torres, through Pro-Active Business Services, founded Contempo Homes and was instrumental in obtaining 130.59 acres for the development of 421 homes. All of the homes built by Contempo Homes, Inc. incorporate distinct architectural design, modern conveniences, and Green Technology, also known as ContempoGREEN and EcoModern. The combination of these various elements makes Contempo homes unique and desirable. In 2005, Pro-Active and Mr. Torres sold their holdings in Contempo Homes and currently provide land development and entitlement procurement consulting services to clients in the City of Palm Springs and in the Coachella Valley communities. Mr. Torres serves on several local task forces and on a variety of building industry organizations which have helped to establish his influence in many Coachella Valley cities. He sits on the Building Industry Association Board of Directors as 2nd Vice President, is a Director of the Palm Springs Economic Development Corporation ("PSEDC"), and is a member of the Citizen Task Force for establishing new development standards for the City of Palm Springs. Mr. Torres is currently working with several Coachella Valley cities and school districts in creating and developing Green Technology, Smart Growth and Responsible Growth guidelines for developers and builders. Mr. Torres is involved in establishing focus entitlement guidelines for the City of Palm Springs to be used as a model for other Coachella Valley cities.

         LYLE WATKINS, age 48, has been a Director, Chief Operating Officer, and Corporate Secretary of ESP since October 2006. He has been the Chief Operating Officer of ESP since October 2006 and of Safeguard since February 2007. Mr. Watkins has an Applied Science Degree and received an MBA in 1996. He has served as Chief Financial Officer of Pacific Image Connect, Inc. in Thousand Oaks, California. He served as Director of Systems Engineering of Rhythms NetConnections, Inc. in Englewood, Colorado, and a Manager of Business Development for GTE International. As Manager of Business Development, he directed the operations of engineering and sales support for a strategic business unit with a sales support staff including engineers, market development managers, program and project managers, trainers, database analysts, contract administrators and field operations desk staff. During his tenure, top line revenue of his strategic business unit increased 275% to $250 million, the department expanded from 22 personnel to 159 personnel, he managed assets and administered an $18 million annual expense budget, expenses were reduced by 15% and profitability increased by $3 million. Mr. Watkins has also managed the review of cash flow and value statement analysis; developed and launched a fiber based metropolitan ATM service, and negotiated technology and exclusive marketing agreements with property developers in Canada, USA, Hong Kong and the Philippines. Mr. Watkins has developed joint ventures between telecommunications companies and property developers including design, implementation and service delivery of advanced CATV networks.

         LEROY MOYER, age 65, has been a Director of ESP since April 2007. Mr. Moyer is a Certified Public Accountant and currently is the Director of Business Development for Dimensional Insight, a business intelligence and corporate performance management company that delivers software and services that help companies drive, monitor and understand corporate performance. Mr. Moyer began his career with Deloitte, Haskins & Sells (subsequently Deloitte and hereinafter referred to as "Deloitte") where he was responsible for multiple clients who ranged from recently funded start-up companies to multinational Global 1000 corporations. In 1980 he was elected a Partner of Deloitte. His career with Deloitte included over 22 years serving the unique and complex needs of emerging technology businesses, international experience in Deloitte's Paris office and Deloitte's New York executive office where he provided expert technical advice on Securities and Exchange Commission ("SEC") matters, mergers and acquisitions. In Mr. Moyer's SEC department role, he worked extensively with Deloitte clients, underwriters and investment bankers on significant reporting, filing and disclosure matters. Mr. Moyer has also served as a Vice President of Finance, as well as Chief Financial Officer of both private and public companies focused on high technology, telecommunications, software, hardware, and manufacturing. Mr. Moyer has been both an inside and independent member of various Boards of Directors, and has experience in information technology systems, contracts, treasury, legal, tax, risk management, pricing and sales and strategic planning.

         S. ROBERT AUGUST, age 56 has been a director of ESP since May 31, 2007. Mr. August is the President and founder of S. Robert August & Company, Inc., a national marketing and management firm specializing in servicing real estate builders, developers, Realtors, economic development councils, suppliers, manufacturers, and related businesses. The company, located in Denver, Colorado, was founded by Mr. August in 1983. Mr. August is also the founder of RealtyWorks, Inc., a real estate firm founded in 1995 in Denver, Colorado, specializing in land and new home sales, which operated until 2006. From 1983 to 1995, Mr. August was the founder and President of S. Robert August Realty Corporation in Denver, Colorado, specializing in land and new home sales. Mr. August was the Vice President of Marketing and Sales for Stuart R. Scott & Associates, Inc. from 1982 to 1983, where he trained, supervised and motivated a real estate sales force for six residential communities. Mr. August has also served as a Director of Marketing for The Ranch in Denver, Colorado, from 1978 to 1982, a Project Manager for Tollin-Grayboyes from 1976 to 1978, and other positions in real estate sales and consulting. Mr. August has a Bachelor of Arts

Degree in Labor Management Relations from Pennsylvania State University and a Masters of International Management from the American Graduate School of International Management (1976). Mr. August is also active in fund raising for Children's Hospital, Multiple Sclerosis, Hospice of Metro Denver, Colorado Easter Seal Society, Show Home for Hope, Bridge Project, Colorado AIDS Project, Colorado Pediatric Aids Foundation, Home Builders Foundation, and National Association of Home Builders' (NAHB) Home Builders Care. Mr. August serves as a Past Chairman of the NAHB's National Sales and Marketing Council.

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

BOARD COMMITTEES

         Mr. Leroy Moyer is the sole member of ESP's Audit Committee who should be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority's listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of ESP prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of ESP. The Audit Committee was formed April, 2007. The Audit Committee held monthly meetings during fiscal year ended December 31, 2007. As of March 31, 2008, the Company has not yet appointed a Compensation Committee.

REPORT OF THE AUDIT COMMITTEE

         ESP's Audit Committee has reviewed and discussed ESP's audited financial statements for the fiscal year ended December 31, 2007 with senior management. The Audit Committee has reviewed and discussed with management ESP's audited financial statements. The Audit Committee has also discussed with Stan J.H. Lee, CPA, CMA ("SL"), ESP's independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 114 (The Auditors Communication With Those Charged With Governance) and received the written disclosures and the letter from SL required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with SL the independence of SL as auditors of ESP. Finally, in considering whether the independent auditors provision of non-audit services to ESP is compatible with the auditors' independence for both SL and SL, ESP's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in ESP's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved SL's engagement to prepare ESP's consolidated tax returns for its fiscal year ending December 31, 2007. ESP's Audit Committee did not submit a formal report regarding its findings.


                                 AUDIT COMMITTEE

                            LEROY MOYER, CHAIRPERSON

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

CODE OF CONDUCT

         ESP has adopted a Code of Conduct that applies to all of the Company's directors, officers and employees. The text of the Code of Conduct has been posted on ESP's Internet website and can be viewed at HTTP://WWW.EVSP.COM. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to ESP's shareholders.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to ESP's Reporting Persons during and with respect to the fiscal year ended December 31, 2007 have been complied with on a timely basis.

ITEM 10.          EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table summarizes compensation paid or accrued by ESP and its subsidiaries for the year ended December 31, 2007 for services rendered in all capacities, by the chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2007.

                           SUMMARY COMPENSATION TABLE

 NAME AND PRINCIPAL     YEAR        SALARY       BONUS     OPTION        NON-EQUITY       NON-QUALIFIED     ALL OTHER       TOTAL
      POSITION                                             AWARDS      INCENTIVE PLAN        DEFERRED      COMPENSATION
                                                                        COMPENSATION       COMPENSATION
                                                                                             EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------
Edward L. Torres                                                                                                           $120,000
Chief Executive         2007       $120,000      - 0 -      - 0 -          - 0 -              - 0 -           - 0 -
  Officer

Lyle Watkins                                                                                                               $114,680
Chief Operating         2007       $114,680      - 0 -      - 0 -          - 0 -              - 0 -           - 0 -
  Officer and
  Corporate Secretary

Joseph Leone                                                                                                               $102,000
General Manger -        2007       $102,000      - 0 -      - 0 -          - 0 -              - 0 -           - 0 -
  Environmental
  Safeguard
  Professionals, Inc.

E. Kenneth Twichell     2007       $20,000       - 0 -      - 0 -          - 0 -              - 0 -           - 0 -        $20,000
General Manager
  -National
  Professional
  Services, Inc.

Francis X. Finigan
  National Sales        2007       $113,750      - 0 -      - 0 -          - 0 -              - 0 -           - 0 -        $113,750
  Director


EMPLOYMENT AGREEMENTS

         ESP and its subsidiaries have not entered into any employment agreements with their executive officers to date, and do not intend to enter into employment agreements with them at the time. ESP and its subsidiaries may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of ESP's executive officers received any equity awards during the year ended December 31, 2007.

DIRECTOR COMPENSATION

         None of ESP's directors received any compensation for their respective services rendered to the Company during the year ended December 31, 2007.

STOCK OPTION PLAN

         Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's voting stock as of March 31, 2008 by (i) all persons who are beneficial owners of five percent (5%) or more of a class of the Company's voting stock, (ii) each current director,
(iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of March 31, 2008, there were 18,655,697 shares of common stock outstanding and no shares of preferred stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Because the Preferred Stock votes with the common stock, but each share of Preferred Stock votes on a 1 for 50,000 basis with the common stock, the outstanding common stock of the Company represents approximately 0% of the outstanding voting securities of the Company.

Name and Address of                            Common Stock                   Preferred Stock Beneficially Owned
Beneficial Owner(1)(2)                    Beneficially Owned(11)
----------------------------   ------------------------------------------  -----------------------------------------
                                        Shares           Percentage             Shares              Percentage
                               ------------------------------------------  -----------------------------------------
Edward Torres                  (3)        4,007,000               21.48%                  --                     --
Lyle Watkins                   (4)        1,000,000                5.36%                  --                     --
Hugh Dallas                    (5)          970,000                 5.2%                  --                     --
Joseph Leone                   (6)          970,000                 5.2%                  --                     --
Francis X. Finigan             (7)        1,000,000                5.36%                  --                     --
E. Kenneth Twichell            (8)           50,000               0.268%                  --                     --
Leroy Moyer                    (9)           10,000               0.054%                  --                     --
S. Robert August               (10)         200,000                1.07%                  --                     --

All current directors and
executive officers as a
group
(4 persons)                               5,217,000               27.96%                   0                     0%

----------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 31, 2008. The percentages are based on a total of 18,655,697shares of common stock outstanding.

(2) The balance of the shares of ESP's common stock is primarily owned by unaffiliated consultants and outside investors.

(3) Edward Torres is the Chairman of the Board of Directors, Chief Executive Officer, and President of ESP, Environmental Safeguard Professionals, Inc., and NPS.

(4) Lyle Watkins is the Chief Operating Officer, Corporate Secretary, and a director of ESP.

(5) Hugh Dallas was a Director of ESP until his resignation on May 31, 2007.

(6)  Joseph  T.  Leone  is  the  General  Manager  of  Environmental   Safeguard
Professionals, Inc. and until February 1, 2008 was a director of ESP

(7) Francis ("Rich") Finigan was a director of ESP until his resignation on February 1, 2008.

(8) E. Kenneth Twitchell is the General Manager of National Professional Services, Inc.

(9) Leroy Moyer is a director of ESP and Chairperson of the Audit Committee.

(10) S. Robert August is a director of ESP.

(11) Includes shares subject to lock-up and vesting provisions. On November 1, 2006, ESP entered into a Redemption, Lock-up and Vesting Agreement (the "Agreement") with the following individual shareholders of ESP: Edward Torres, Lyle Watkins, Joseph Leone, Hugh Dallas, and Peter Torres (collectively, the "Executive"). Peter Torres is the brother of Edward Torres. The purpose of the agreement was to provide for redemption of a portion of their shares, and to lock-up the balance of their shares in order to facilitate ESP's ability to raise capital. According to the Agreement, in consideration for permitting ESP to redeem and lock-up the shares, ESP conferred piggyback registration rights to the shares for the Executive as the shares are released from lock-up. ESP has a right of first refusal to purchase the shares covered by the Agreement. This right specifies that before there can be any valid sale or transfer of any of the shares by the Executive, the Executive must first offer his shares to ESP. The Executive has agreed that he will not directly or indirectly sell or otherwise transfer or dispose of any of the shares during the lock-up period. Furthermore, during the Executive's employment with ESP, he has agreed that he will not sell, transfer, or assign more than 8% of the released shares per month. Similarly, the Executive has also agreed that after the termination of his employment with ESP for any reason, he will not sell, transfer or assign more than 4% of the released shares per month. If, however, the Executive is terminated for cause, all unvested shares on the date of such termination will immediately be cancelled. The following table lists the number of shares subject to lock-up and the scheduled release dates:

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

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

PROPERTY LEASES

         Until September 30, 2007 ESP leased a training center with approximately 3,000 square feet located at 39 Elmwood Ave. Barre, Vermont 05641 for $1,400 per month; and until January 31, 2008 ESP leased an office space with approximately 2,000 square feet located at 91 Summer St., Barre, Vermont 05641 for $900.00 per month. The landlord for both the Vermont locations was a previous member of the board, Francis X. Finigan.

DIRECTOR INDEPENDENCE

         See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of Exchange Act -- Executive Officers, Directors and Committees -- Board of Directors."

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT           DESCRIPTION
         3.1                Articles of Incorporation (1)
         3.2                Amendment to Articles of Incorporation (1)
         3.3                Bylaws (1)
         4.1                Specimen Certificate for Common Stock (1)
         4.2                Specimen Warrant to Purchase Shares of Common Stock (5)
         10.1               Stock Purchase Agreement with Allstate Home Inspection & Household Environmental
                            Testing, Ltd. (3)
         10.2               Redemption, Lock-Up and Vesting Agreement dated November 1, 2006 (3)
         10.3               Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental
                            Sampling, Inc., dated as of July 1, 2006 (2)
         10.4               Stock Purchase Agreement with NPS, Inc. dated December 12, 2006 (11)
         10.5               Consulting Agreement with Craig Grossman (11)
         10.6               Senior Secured Convertible Note with BOCA Funding, LLC (9)
         10.7               Stock Purchase Agreement with ARS, Inc., dated May 31, 2007 (9)
         10.8               Stock Purchase Agreement with Hugh Dallas for sale of PES, dated September 29, 2007 (9)
         10.9               Asset Purchase Agreement with Robert Johnson and IAMI, Inc., dated April 4, 2007 (10)
         14.1               Code of Conduct (11)
         21.1               List of Subsidiaries
         31.1               Section 302 Certification of Chief Executive Officer
         31.2               Section 302 Certification of Chief Financial Officer
         32.1               Section 906 Certification of Chief Executive Officer and Chief Financial Officer

------------------

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


(b) The following is a list of Current Reports on Form 8-K filed by ESP during and subsequent to the last quarter of the fiscal year ended December 31, 2007.

         (1) Form 8-K, dated February 8, 2008, filed with the SEC reflecting the resignations of Francis X. Finigan and Joseph
                  T. Leone as members of the Company's Board of Directors effective February 1, 2008.

         (2) Form 8-K, dated May 2, 2008, filed with the SEC regarding the termination of a material agreement, the issuance of stock to certain executive officers of the Company and a change in the Company's certifying accountant.

         (3) Form 8-K/A, dated May 7, 2008 filed with the SEC regarding the change in the Company's certifying accountant.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Stan J.H. Lee, CPA, CMA ("SL") is our principal auditing accountant firm, replacing Chang G. Park, CPA, Ph. D. ("CP") on April 28, 2008. SL has not provided other non-audit services to the Company. The Audit Committee approved the engagement of SL before SL rendered audit and non-audit services to the Company

AUDIT FEES

         The following tables set forth fees for services provided by SL and CP during fiscal years 2007 and 2006:

SL Fees

                                            2007               2006
--------------------------------------------------------------------------
Audit fees                              $       - 0 -      $  -  0  -
Audit related fees                              - 0 -         -  0  -
Tax fees                                        - 0 -         -  0  -
All other fees                                  - 0 -         -  0  -
                                        ----------------------------------
Total                                   $       - 0 -      $  -  0  -

CP Fees

                                            2007                2006
--------------------------------------------------------------------------
Audit fees                              $      73,078      $   28,200
Audit related fees                              - 0 -           - 0 -
Tax fees                                        - 0 -           - 0 -
All other fees                                  - 0 -           - 0 -
                                        ----------------------------------
Total                                   $      73,078      $   28,200

PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board's review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by the Company's independent registered public accounting firm.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2008            ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                              By:  /s/Edward Torres
                                   ---------------------------------------------
                                      Edward Torres,  Chairman of the Board and
                                      Chief Executive Officer (Principal
                                      Executive Officer)

                              By:  /s/Edward Torres
                                   ---------------------------------------------
                                      Edward Torres, Chief Financial Officer
                                      (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Edward Torres                                         Dated: May 9, 2008
     --------------------------------------------
      Edward Torres, Chairman of the Board

By:  /s/S. Robert August                                      Dated: May 9, 2008
     --------------------------------------------
      S. Robert August, Director

By:  /s/Lyle Watkins                                          Dated: May 9, 2008
     --------------------------------------------
      Lyle Watkins, Director

By:  /s/Leroy Moyer                                           Dated: May 9, 2008
     --------------------------------------------
      Leroy Moyer, Director