Form 10-Q
period 2008-03-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-05-20
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended March 31, 2008

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                         Commission File Number: 1-14244


                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                  84-1214736
-----------------------------------     ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes[_X_]                        No[__]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer           [___]     Accelerated filer              [___]
Non-accelerated filer             [___]     Smaller reporting company      [_X_]
(Do not check if a smaller
 reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                         No[_X_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of March 31, 2008 the number of shares outstanding of the registrant's class of common stock was 18,655,697.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.....................................................................................................3

   ITEM 1.      FINANCIAL STATEMENTS...............................................................................................3

                CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007..........................3

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND
                MARCH 31, 2007.....................................................................................................4

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND
                MARCH 31, 2007.....................................................................................................5

                NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................................6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................10

   ITEM 4T.     CONTROLS AND PROCEDURES...........................................................................................12

PART II - OTHER INFORMATION.......................................................................................................13

   ITEM 1.      LEGAL PROCEEDINGS.................................................................................................13

   ITEM 1A.     RISK FACTORS......................................................................................................13

   ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......................................................14

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...................................................................................14

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................................14

   ITEM 5.      OTHER INFORMATION.................................................................................................14

   ITEM 6.      EXHIBITS..........................................................................................................14

SIGNATURES........................................................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------------

                                                         ASSETS
                                                                                UNAUDITED
                                                                                  AS OF                     AS OF
                                                                                MARCH 31,                DECEMBER 31,
                                                                                  2008                      2007
                                                                            ------------------       ------------------

      CURRENT ASSETS
       Cash & cash equivalents                                              $               -        $               -
       Accounts receivable                                                            135,864                  138,180
       receivable - other                                                               9,993                    9,868
       Prepaid expense                                                                      -                  926,254
                                                                            ------------------       ------------------

      TOTAL CURRENT ASSETS                                                            145,857                1,074,301

      NET PROPERTY & EQUIPMENT                                                         68,413                   72,972

      OTHER ASSETS
       Deposits                                                                         2,120                    2,120
       Net - association membership list                                              632,750                  639,852
                                                                            ------------------       ------------------

      TOTAL OTHER ASSETS                                                              634,870                  641,972
                                                                            ------------------       ------------------

            TOTAL ASSETS                                                    $         849,140        $       1,789,245
                                                                            ==================       ==================

                                           LIABILITIES & STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
       Accounts payable                                                     $       1,318,404        $       1,308,814
       Bank overdraft                                                                 326,626                  336,369
       Line of credit                                                                 221,858                  220,417
       Accrued liabilities                                                            144,502                  144,502
       Taxes payable                                                                       23                        -
       Loans payable                                                                2,427,765                1,947,746
       Loans payable  - related party                                                  19,639                   22,900
                                                                            ------------------       ------------------

      TOTAL CURRENT LIABILITIES                                                     4,458,817                3,980,748

      LONG-TERM LIABILITIES
       Unsecured 10% Loan payable                                                   1,243,934                1,243,934
                                                                            ------------------       ------------------

      TOTAL LONG-TERM LIABILITIES                                                   1,243,934                1,243,934
                                                                            ------------------       ------------------

            TOTAL LIABILITIES                                                       5,702,751                5,224,682

      STOCKHOLDERS' EQUITY

       Common stock, (par value $.001 per share, 100,000,000 shares authorized: 22,008,375 and 21,783,375 shares issued and outstanding
         as of March 31, 2008 and December 31, 2007, respectively)                     22,008                   21,783
       Paid-in capital                                                             20,600,824               20,568,299
       Retained earnings                                                          (25,476,443)             (24,025,519)
                                                                            ------------------       ------------------

      TOTAL STOCKHOLDERS' EQUITY                                                   (4,853,611)              (3,435,437)
                                                                            ------------------       ------------------
              TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY                               $         849,140        $       1,789,245
                                                                            ==================       ==================

                             See Notes to the Condensed Consolidated Financial Statements

                ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Statement of Operations
-------------------------------------------------------------------------------------------

                                                    THREE MONTHS           THREE MONTHS
                                                        ENDED                  ENDED
                                                      MARCH 31,              MARCH 31,
                                                        2008                   2007
                                                 --------------------   --------------------

    REVENUES
     Income                                      $            65,092    $           245,717
                                                 --------------------   --------------------

    NET REVENUE                                               65,092                245,717

    COST OF GOODS SOLD
     Cost of Goods Sold                                       16,310                 27,333
                                                 --------------------   --------------------

    TOTAL COST OF GOODS SOLD                                  16,310                 27,333
                                                 --------------------   --------------------

    GROSS PROFIT                                              48,782                218,384

    OPERATING EXPENSES
     Depreciation                                             11,660                  6,071
     Finance fee                                             959,863                  8,233
     Consulting fee                                           42,481                625,035
     General and administrative                              353,539                711,403
                                                 --------------------   --------------------

    TOTAL OPERATING EXPENSES                               1,367,543              1,350,742
                                                 --------------------   --------------------

    LOSS FROM OPERATIONS                                  (1,318,761)            (1,132,358)

    OTHER INCOME (EXPENSES)
     Interest expense                                       (129,009)               (18,600)
     Other income                                                  -                  6,013
     Other expenses                                           (3,154)                     -
                                                 --------------------   --------------------

    TOTAL OTHER INCOME (EXPENSES)                           (132,163)               (12,587)
                                                 --------------------   --------------------

    NET INCOME (LOSS)                            $        (1,450,924)   $        (1,144,945)
                                                 ====================   ====================

     BASIC EARNING (LOSS) PER SHARE              $             (0.07)   $             (0.08)
                                                 --------------------   --------------------

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC AND DILUTED                   21,847,386             14,010,502
                                                 ====================   ====================



                    See Notes to the Condensed Consolidated Financial Statements

              ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
               Unaudited Condensed Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------

                                                                        THREE MONTHS          THREE MONTHS
                                                                            ENDED                ENDED
                                                                          MARCH 31,            MARCH 31,
                                                                            2008                  2007
                                                                      ------------------    -----------------

   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                  $      (1,450,924)    $     (1,144,945)

   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation & amortization                                                  11,660                6,071
    Common stock                                                                      -              131,250
    Finance fee                                                                 926,254              122,745
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                     2,315             (186,901)
   (Increase) decrease in other receivable                                         (125)                  50
   (Increase) decrease in prepaid expenses                                            -                2,087
   (Increase) decrease in accounts payable and accrued expenses                   9,590              388,867
   (Increase) decrease in bank overdraft                                         (9,743)                   -
   (Increase) decrease in taxes payable                                              23                   45
                                                                      ------------------    -----------------

     NET CASH USED BY OPERATING ACTIVITIES                                     (510,950)            (680,731)


   CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              -                    -

   CASH FLOWS FROM FINANCING ACTIVITIES

    Line of credit                                                                1,442                 (628)
    Proceeds from stock issuances                                                32,750               64,200
    Increase in loan payable                                                    480,019               65,000
    Increase in loan payable - related party                                     (3,261)                   -
    Proceeds from long-term liabilities                                               -              295,018
                                                                      ------------------    -----------------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       510,950              423,590
                                                                      ------------------    -----------------

      NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                              -             (257,141)

      CASH AT BEGINNING OF PERIOD                                                     -              302,943

      CASH AT OCTOBER 11, 2006 OF SUBSIDIARY                                          -              (24,936)
                                                                      ------------------    -----------------

      CASH AT END OF PERIOD                                           $               -     $         20,866
                                                                      ==================    =================


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                                      $         129,009     $         18,600
                                                                      ==================    =================

   Income taxes paid                                                  $               -     $              -
                                                                      ==================    =================


                           See Notes to the Condensed Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2008


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 audited consolidated financial statements. The results of operations for the three months period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.


NOTE 2 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital will be raised by the Company. There is no guarantee that the Company will be able to raise any capital through any type of offerings.


NOTE 3 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Service Professionals, Inc. ("ESP" or the "Company") is a Nevada corporation headquartered in Southern California. Management believes that ESP is the first company in the moisture inspection industry vertical to become a publicly traded company.

Since 2006 ESP has embarked on a strategy to acquire businesses dealing with environmental issues and resolving environmentally sensitive problems. The Company has completed four acquisitions and is in various stages of discussion with additional companies that management believes are a good philosophical, operational and economic fit with the Company. Of the current companies targeted, management anticipates that some will be freestanding subsidiaries and others will be absorbed into existing operations.

ESP offers various inspection services for addressing mold and moisture intrusion that can have an acute or chronic negative impact on the indoor air quality of commercial and residential buildings.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2008


NOTE 3 - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

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

National Professional Services, Inc., a wholly owned subsidiary ("NPS"), is currently a conglomerate of seven individual associations and maintains annual paying members. The focus of this business unit is to establish cross training on CEHI Programs and to provide information concerning residential environmental issues, establish training for underwriters, loan officers and appraisers to educate these groups about CEHI inspection protocols. These training programs for insurance companies, underwriters, loss control and risk management personnel educate and emphasize the benefits of using a CEHI on the initial inspection and then establishing annual inspections.


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of March 31, 2008 consist of the following:

                                                    MARCH 31, 2008
--------------------------------------------- -------------------------------

Unsecured loans, with annual interest of 8%.
                                                      $ 2,427,765

Unsecured notes, with annual interest of 10%.           1,243,934
--------------------------------------------- -------------------------------

                                                      $ 3,671,699
============================================= ===============================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2008


NOTE 5  - BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                              MARCH 31, 2008              MARCH 31, 2007
                                         -------------------------- --------------------------

NET INCOME (LOSS) FROM OPERATIONS              $(1,450,924)                $ (1,144,945)

Basic income / (loss) per share
                                               $     (0.07)                $      (0.08)
                                         ========================== ==========================

Weighted average number of shares
outstanding                                     21,847,386                   14,010,502
                                         ========================== ==========================


NOTE 6  - SUBSEQUENT EVENTS

On April 8, 2008 the Company entered into a short term loan for $50,000. The loan bears simple interest at a rate of 5% per annum and is payable all principal and accrued but unpaid interest on or before June 8, 2008. The lender received 400,000 shares of common stock and 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock, of which 500,000 warrants are exercisable at an exercise price of $0.17 per share and expire on April 8, 2011 and 500,000 warrants are exercisable at an exercise price of $0.25 per share and expire on April 8, 2011.

On April 28, 2008 the Company issued 23,000,000 shares of common stock to certain key executives.

Effective May 1, 2008, Environmental Service Professionals, Inc., a Nevada corporation (the "Company" or the "Borrower") entered into a Loan and Security Agreement (the "Agreement") with Siena Investment Resources, LLC, a Nevada limited liability company (the "Lender"). Pursuant to the terms of the Agreement, the Lender agreed to make a loan to the Borrower in the principal sum of up to ten million dollars ($10,000,000) to be evidenced by a secured convertible promissory note. Each Note will bear interest at the simple rate of 10% per annum. Interest will be pre-payable in advance for each year after each Closing and thereafter on each anniversary date of each Closing during the term of a Note, unless and to the extent that Note is converted into the Borrower's equity securities. Any interest not paid when due will be added to the principal and will thereafter bear like interest as the principal of the Note. Unless a
Note is earlier converted into equity securities of the Borrower as provided in the Note, on April 30, 2011 (the "Maturity Date"), the entire outstanding principal balance of the Note, all accrued and unpaid interest thereon, if any, and all other monetary obligations will be due and payable by the Company to the Lender.

The Lender will have the right at any time until the Maturity Date, provided the Lender gives the Borrower written notice of the Lender's election to convert prior to any prepayment of a Note by the Borrower with respect to converting that portion of the Note covered by the prepayment, to convert all or any portion of up to 20% of the outstanding principal and accrued interest (the "Conversion Amount"), into such number of fully paid and nonassessable shares of the Borrower's common stock as is determined by dividing the Conversion Amount

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2008

NOTE 6  - SUBSEQUENT EVENTS - CONTINUED

by fifty-eight cents ($0.58). For each share of Borrower's common stock so issued upon conversion, the Borrower will also issue to Lender one warrant to purchase one additional share of the Borrower's common stock for a purchase price of $0.75 per share for a period of three years from the date of the issuance of the warrant.

On May 1, 2008 the Company entered into a short term loan for $25,000. The loan is payable all principal and a flat fee of 10% on or before June 1, 2008. The lender received 150,000 shares of common stock and 150,000 warrants to purchase 150,000 shares of the Company's common stock which are exercisable at an exercise price of $0.58 per share and expire on May 1, 2011.

On May 6, 2008 the Company entered into a short term loan for $22,000. The loan is payable all principal and a flat fee of 5% on or before June 6, 2008. The lender received 50,000 warrants to purchase 50,000 shares of the Company's common stock which are exercisable at an exercise price of $0.58 per share and expire on May 6, 2011.

The other bridge loan is payable all principal and a flat fee of 10% on or before May 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-Q contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Environmental Service Professionals, Inc.'s ("our," "ESP," or the "Company") financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf might issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         Environmental Service Professionals, Inc. ("We," "ESP," or the "Company") is a Nevada corporation headquartered in Southern California. Management believes that ESP is the first company in the moisture inspection industry vertical to become a publicly-traded company.

         Since 2006 ESP has embarked on a strategy to acquire businesses dealing with environmental issues and resolving environmentally sensitive problems. The Company has completed four acquisitions and is in various stages of discussion with additional companies that management believes are a good philosophical, operational and economic fit with the Company. Of the current companies targeted, management anticipates that some will be free-standing subsidiaries and others will be absorbed into existing operations.

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

         Safeguard had minimal revenues during the first quarter of 2008 as it was focused on conducting final beta testing of its on-line work flow systems and waiting for approval of appropriate insurance policy coverage for home inspections. Once these objectives were achieved, Safeguard performed a soft launch of the CEHI program during the last week in March 2008 and a full launch on April 1, 2008. Since this time Management believes that Safeguard has met its projected revenue.

         As a trade association membership management company, NPS relies on its annual membership dues for revenue. Each membership organization has a unique 12 month membership cycle with the first membership cycle commencing in April. Accordingly, NPS does not earn a material amount of revenue until the second quarter of each calendar year. NPS spent the first quarter of 2008 producing and delivering required monthly industry and informational updates to existing members. NPS vetted and consolidated its existing membership list and solicited new potential members in preparation to begin mailing out its annual membership dues in April. NPS has increased its membership list to 10,003 for 2008.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as well as in the notes to the December 31, 2007 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

         REVENUE

         Total revenue for the first three months period ended March 31, 2008 decreased by $180,625 from $245,717 in the three-month period ending March 31, 2007 to $65,092 for the three months ended March 31, 2008. This decrease in revenue was a result of the delayed launching of the CEHI program. It is anticipated over the second quarter of 2008 that the subsidiary Environmental Safeguard Professionals, Inc. ("Safeguard") will continue to increase the number of approved vendors that will be certified to deliver inspection services under the CEHI program, and that the subsidiary National Professionals Services, Inc. ("NPS") will invoice and collect the annual 2008 membership dues and continue to increase new memberships in each of its associations.

         OPERATING EXPENSES

         Operating expenses increased by $16,800, up from $1,350,742 during the three-month period ended March 31, 2007, to $1,367,542 for the three-month period ended March 31, 2008. This increase in operating expenses was the result of increased financing fees from the prior period. Expenses for the period that related to stock issuances were: finance fee $959,863 and consulting fee of $42,481.

         NET LOSS

         Net loss increased by $305,979 for the three-month period ended March 31, 2008. This increase in net loss was the result of an increase in financing fees and interest expense. Stock issuance related expenses for the three months ended March 31, 2008 were $32,750. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $0 at March 31, 2008, as compared to net cash of $20,866 at March 31, 2007.

         During the three months ended March 31, 2008, the Company used $510,950 of cash for operating activities, as compared to $680,731 during the three months ended March 31, 2007. The decrease in the use of cash for operating activities was a result of restructuring and optimizing the administration support after amalgamating the acquisitions made during the previous period. A portion of the funds were used to enhance the CEHI program on-line work flow system and expand the national call center to support the April 2008 launch of the Certified Environmental Home Inspection Program (CEHI).

         Cash provided by financing activities relating to the issuance of promissory notes and shares of common stock during the three months ended March 31, 2008 was $510,949, as compared to $423,590 during the three months ended March 31, 2007. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

         The Company will have additional capital requirements during 2008 and 2009. If we are unable to satisfy our cash requirements through product and service sales, we will attempt to raise additional capital through the sale of our common stock.

         We cannot assure that the Company will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

ITEM 4T.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). ESP's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

         UPDATE FOR CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING FIRST QUARTER 2008.

         The following are changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting:

         o Improved tracking, reconciliation and communication procedures for reporting. This improvement was made to improve ESP's methodology for identifying all necessary disclosures related to non-cash equity transactions to address a material weakness identified by the Company's auditors during the fiscal year ended December 31, 2007.

         o Hiring of additional human resources. We hired a controller in the first quarter of 2008 to ensure that the controls in place were formally documented, properly monitored, and regularly tested to ensure their proper implementation and effectiveness of improving the financial reporting process.

         REMEDIATION OF PREVIOUS MATERIAL WEAKNESSES OR SIGNIFICANT DEFICIENCIES

         Prior to the first quarter of 2008, the Company's auditors determined that, as of the end of prior periods, ESP's methodology for identifying all necessary disclosures related to non-cash equity transactions could lead to a material misstatement of net income (loss). In order to address this material weakness, management hired a controller to ensure improved tracking and reconciliation procedures for the recording of non-cash equity transactions. The controller is responsible for recording all non-cash equity transactions in a single secure database, communicating on a weekly basis with the Principle Accounting Officer and reconciling these transactions with the Company's stock transfer agent on a monthly basis.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         Other than as described above in this item, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On April 4, 2008, a hearing regarding plaintiff Cooley's third amended complaint was held before the Court and the Company was granted all submitted demurrers and Motions to Strike. On April 25, 2008, plaintiff Cooley submitted a fourth amended complaint. A tentative hearing date has been set for May 30, 2008. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action. For additional information regarding this legal proceeding, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 1A.-RISK FACTORS

         WE DID NOT TIMELY FILE WITH THE SEC OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007. AS A RESULT OF THIS DELAYED FILING, WE ARE CURRENTLY INELIGIBLE TO USE FORM S-3 TO REGISTER SECURITIES WITH THE SEC IN
CAPITAL-RAISING TRANSACTIONS, WHICH MAY ADVERSELY AFFECT OUR COST OF FUTURE CAPITAL.

         We did not timely file with the SEC our Form 10-KSB for the fiscal year ended December 31, 2007. Although the filing of this Quarterly Report on Form 10-Q will bring us current in our filings with the SEC, because our Form 10-KSB was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Form 10-KSB, we are ineligible to use a "short form" registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between February 2008 and March 2008, the Company entered into three bridge loans totaling $225,000. Two of the bridge loans bear simple interest at a rate of 12% per annum and are payable all principal and accrued but unpaid interest on or before May 31, 2008. The other bridge loan is payable all principal and a flat fee of 10% on or before May 31, 2008. In conjunction with these bridge loans, the Company issued to the three lenders a total of 225,000 shares of common stock and 600,000 warrants to purchase 600,000 shares of the Company's common stock, of which 300,000 warrants are exercisable at an exercise price of $0.17 per share and expire on February 19, 2011, 50,000 warrants are exercisable at an exercise price of $0.17 per share and expire on March 17, 2011, 100,000 warrants are exercisable at an exercise price of $0.58 per share and expire on February 19, 2011, 50,000 warrants are exercisable at an exercise price of $0.58 per share and expire on March 17, 2011 and 100,000 warrants are exercisable at an exercise price of $0.75 per share and expire on March 17, 2011. As of March 31, 2008, none of the warrants had been exercised. The net proceeds of the bridge loans were utilized for business acquisitions and general working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS


         EXHIBIT           DESCRIPTION

         31.1               Section 302 Certification of Chief Executive Officer
         31.2               Section 302 Certification of Chief Financial Officer
         32.1               Section 906 Certification of Chief Executive Officer
         32.2               Section 906 Certification of Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


Dated:  May 20, 2008           By:  /s/ Edward L. Torres
                                    --------------------------------------------
                                      Edward L. Torres,  Chairman of the Board,
                                      Chief Executive Officer (Principal
                                      Executive Officer), President, and
                                      Acting Chief Financial Officer
                                      (Principal Financial Officer)


Dated:  May 20, 2008           By:  /s/ Lyle Watkins
                                    --------------------------------------------
                                      Lyle Watkins, Director



Dated:  May 20, 2008           By:  /s/ Robert August
                                    --------------------------------------------
                                      Robert August, Director



Dated:  May 20, 2008           By:  /s/ Leroy Moyer
                                    --------------------------------------------
                                      Leroy Moyer, Director