Form 10KSB/A
period 2007-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-05-21
CIK 911441

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                    84-1214736
       -------------------                  -------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (760) 327-5284
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

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


                                                TABLE OF CONTENTS

                                                     10KSB/A
PART I......................................................................................................   1

        ITEM 1.       DESCRIPTION OF BUSINESS...............................................................   1
        ITEM 2.       DESCRIPTION OF PROPERTY............................................................... N/A
        ITEM 3.       LEGAL PROCEEDINGS..................................................................... N/A
        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................... N/A

PART II.....................................................................................................   1

        ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................. N/A
        ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................   1
        ITEM 7.       FINANCIAL STATEMENTS..................................................................   3
        ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..   8
        ITEM 8A.      CONTROLS AND PROCEDURES............................................................... N/A
        ITEM 8A(T).   CONTROLS AND PROCEDURES............................................................... N/A
        ITEM 8B.      OTHER INFORMATION..................................................................... N/A

PART III.................................................................................................... N/A

        ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(A) OF EXCHANGE ACT......................................................... N/A
        ITEM 10.      EXECUTIVE COMPENSATION................................................................ N/A
        ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS................................................................... N/A
        ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE............. N/A
        ITEM 13.      EXHIBITS..............................................................................   8
        ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................ N/A

SIGNATURES..................................................................................................   9


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

RISKS RELATED TO ESP'S BUSINESS

         LIMITED OPERATING HISTORY - GOING CONCERN. The Company was formed in 2006 with the acquisition of inspection companies and has a limited operating history. The Company cannot assure at this time that it will operate profitably or that it will have adequate working capital to meet its obligations as they become due. The Company believes that its success will depend in large part on the various industry stakeholders and the public's acceptance of the Company's standardized training, certification, inspection and results reporting analysis program which form the foundation of a suite of services that together comprise:
"The  Industry's  Best in Class  Inspection".  The brand name of this Program is
ESP's Certified Environmental Home Inspector ("CEHI") and is operating under ESP's Environmental Safeguard Professionals Business Unit. This Business Unit will also provide the annual subscription-based moisture maintenance programs to both residential and commercial clients. The Company intends to invest heavily in establishing, marketing and advertising its service. As a result, the Company expects to incur operating losses in the near term. Furthermore, the Company's independent auditors have issued a going concern in their audit report because the Company does not currently have sufficient capital or revenue to sustain its business.


                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GOING CONCERN

         ESP has incurred significant losses from operations, and such losses are expected to continue. ESP's auditors have included a "Going Concern" in their report for the year ended December 31, 2007. In addition, ESP has limited working capital. The foregoing raises substantial doubt about ESP's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to ESP. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern" may make it substantially more difficult to raise capital.

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

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2007 was 2,702,308, as compared to $836,796 during the year ended December 31, 2006. Since January 1, 2007, ESP's capital needs have primarily been met from the proceeds of private placements, loans and, to a lesser extent, sales.

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




ITEM 7.  FINANCIAL STATEMENTS


                                     ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

                                         CONSOLIDATED FINANCIAL STATEMENTS

                                   FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




                                                      CONTENTS


                                                                                                               PAGE


Reports of Independent Registered Public Accounting Firms ..................................................      4

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007...................................    N/A

Consolidated Statement of Operations for the years ended December 31, 2007 and 2006.........................    N/A

Consolidated Statement of Stockholder Equity (Deficit) for the years ended December 31, 2007 and 2006.......      6

Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006.........................      7

Notes to Financial Statements ..............................................................................    N/A


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

May 8, 2008
Chula Vista, CA 91910

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
(Except for Notes 12 & 17,
as to which the date is June 19, 2007)

Chula Vista, CA. 91910


        MEMBER OF THE CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
          REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
             Consolidated Statement of Stockholder Equity (Deficit)
                             As of December 31, 2007

----------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONAL
                                              COMMON        COMMON      PAID-IN      RETAINED      FOREIGN        TOTAL
                                              SHARES        STOCK       CAPITAL      EARNINGS     CURRENCY
                                                                                    (DEFICIT)    TRANSLATION
----------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2005                  2,711,213      $ 27,112  $ 1,549,313 $ (2,645,602)    $ 652,778    $ (416,399)
----------------------------------------------------------------------------------------------------------------------------

Shares issued on April 24, 2006               3,170,522        31,705      285,475                                  317,180

Shares Adjustment                                  (583)           (6)           6                                        -

Reverse Split 1 to 3.75 on October 11, 2006  (4,312,689)      (57,243)      57,243                                        -

Shares Issued on October 11, 2006            14,625,000        14,625    8,175,375                                8,190,000

Shares Issued On December 1, 2006               425,000           425      297,075                                  297,500

Shares Issued On December 1, 2006               812,629           812      454,260                                  455,072

Shares Issued On December 1, 2006 (10% holders) 477,590           478      434,553                                  435,031

Shares Issued On December 1, 2006               110,187           110       65,690                                   65,800

Stock redemption                             (4,083,000)       (4,083)       4,083                                        -

Foreign Currency Translation                                                            652,778      (652,778)            -

 Net loss for the year ended
 December 31, 2006                                                                     (564,589)                   (564,589)
----------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2006                 13,935,869        13,935   11,323,073   (2,557,413)            -     8,779,595
----------------------------------------------------------------------------------------------------------------------------

Adjustments                                      37,677            38          (38)                                       -

Shares Issued on January 25, 2007                39,266            39       64,161                                   64,200

Shares Issued On February 16, 2007              200,000           200       19,800                                   20,000

Shares Issued On February 20, 2007            1,000,000         1,000      579,000                                  580,000

Shares Issued on March 16, 2007                 122,917           123      188,980                                  189,103

Shares Issued on April 16, 2007                 153,000           153      519,647                                  519,800

Shares Issued on May 18, 2007                 1,795,000         1,795    1,090,047                                1,091,842

Shares Issued on June 7, 2007                   404,742           405       78,945                                   79,350

Shares Issued On June 26, 2007                  900,000           900    1,491,600                                1,492,500

Shares Issued on July 7, 2007                   381,035           381    2,340,136                                2,340,517

Shares Issued on July 17, 2007                  892,300           892      891,408                                  892,300

Shares Issued On August 1, 2007                  50,000            50       28,950                                   29,000

Shares Issued on September 11, 2007             806,051           806       79,799                                   80,605

Shares Issued on October 2, 2007                515,518           516    1,818,341                                1,818,857

Shares Issued on October 2, 2007                550,000           550       54,450                                   55,000

 Net loss for the year ended
 December 31, 2007                                                                  (21,468,106)                (21,468,106)
----------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2007                 21,783,375      $ 21,783 $ 20,568,299 $(24,025,519)          $ -  $ (3,435,437)
============================================================================================================================

            ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
               Consolidated Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED       YEAR ENDED
                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                        2007            2006
                                                                                   -------------    --------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                             $  (21,468,106)    $    (564,589)

   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
         Depreciation                                                                    13,281             3,205
         Amortization                                                                    19,711             3,969
         Common stock                                                                 2,284,458           317,180
                (Increase) decrease in goodwill                                       9,340,570                 -
                (Increase) decrease in finance fee                                    4,407,663            23,965
         Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                              120,809            70,081
                (Increase) decrease in other receivable                                  (9,868)                -
                (Increase) decrease in prepaid expenses                                (513,758)           (1,430)
                (Increase) decrease in security deposits                                 69,906                 -
                (Increase) decrease in business areas                                    15,779                 -
                (Increase) decrease in accounts payable and accrued expenses          1,026,018          (432,325)
                (Increase) decrease in bank overdraft                                   336,369                 -
                (Increase) decrease in association membership list                     (659,000)                -
                (Increase) decrease in income tax payable                               (35,500)                -

                                                                                   -------------    --------------
        NET CASH USED BY OPERATING ACTIVITIES                                        (5,051,668)         (579,944)

   CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of equipment                                                       (47,433)                -
                                                                                   -------------    --------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (47,433)                -

   CASH FLOWS FROM FINANCING ACTIVITIES

        Line of credit                                                                  118,455            26,165
        Increase in loan payable                                                      2,093,849            10,000
        Increase in loan payable - related party                                         22,900                 -
        Proceeds from stock issuances                                                 2,560,954            65,800
        Proceeds from long-term liabilities                                                   -           734,831
                                                                                   -------------    --------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           4,796,158           836,796
                                                                                   -------------    --------------

       NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                              (302,943)          256,852

       CASH AT BEGINNING OF PERIOD                                                      302,943             1,832
       CASH AT OCTOBER 11, 2006 OF SUBSIDIARY                                                 -            44,259
                                                                                   -------------    --------------

       CASH AT END OF PERIOD                                                     $            -   $       302,943
                                                                                   =============    ==============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOWINFORMATION:

   Interest paid                                                                 $      209,098   $        16,416
                                                                                   =============    ==============

   Income taxes paid                                                             $            -   $             -
                                                                                   =============    ==============

   SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:

      Common stock issued for acquisition subsidiary                             $    1,475,000   $     8,487,500
      Increase in accounts receivable from acquisition                           $      134,000   $       329,070
      Increase in property & equipment from acqusition                           $                $        42,025
      Increase in deposits from acquisition                                      $      276,656   $        72,026
      Increase (decrease) in goodwill                                            $    9,340,570   $     8,819,698
      Increase (decrease) in financing fee                                       $    4,407,663   $        23,965
      Increase in trademaks from acquisition                                     $                $           587
      Increase in investment in business areas fro acquisition                   $                $        19,725
      Increase in accounts payable and accrued liabilities
        from acquisition                                                         $      600,000   $       411,093
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company hereby makes the following disclosures under Item 8 of this Annual Report:

         The Company is no longer relying on the Former Accountant's report dually dated February 23, 2007 (Except for Notes 12 & 17, as to which the date is June 19, 2007). The Company is now relying on the Former Accountant's newly signed and issued audit report dually dated February 23, 2007 (Except for Notes 12 & 17, as to which the date is June 19, 2007) and the New Accountant's newly signed and issued audit report dated May 8, 2008 both are included under Item 7 of this report.

         Initially, management believed that it was acceptable to utilize the Former Accountant's original audit report as of December 31, 2006. Management now understands that an updated audit report from the Former Accountant is required in the Company's annual report for the year ended December 31, 2007. The Company therefore obtained such report from the Former Accountant.

         An increase in loans payable in the Company's Statement of Cash Flow for the year ended December 31, 2006 was mistakenly entered in cash flows from investing activities. The Company has corrected the entry which now corresponds with the original audit for the year ended December 31, 2006. The Company's Statement of Stockholder Equity for the years ended December 31, 2006 and December 31, 2007 have been corrected to move an adjustment from 2006 to 2007.


                                    PART III


ITEM 13. EXHIBITS

         EXHIBIT            DESCRIPTION
         -------            ----------------------------------------------------
         23.1               Consent of Chang G. Park, CPA, Ph. D.,
                            Independent Registered Public Accounting Firm
         23.2               Consent of Stan J.H. Lee, CPA, CMA,
                            Independent Registered Public Accounting Firm
         31.1               Section 302 Certification of Chief Executive Officer
         31.2               Section 302 Certification of Chief Financial Officer
         32.1               Section 906 Certification of Chief Executive Officer
         32.2               Section 906 Certification of Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2008         ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                            By:  /s/ Edward L. Torres
                                 -----------------------------------------------
                                    Edward L. Torres,  Chairman of the Board and
                                    Chief Executive  Officer
                                    (Principal Executive Officer)

                            By:  /s/ Edward L. Torres
                                 -----------------------------------------------
                                    Edward L. Torres,
                                    Acting Chief Financial Officer
                                    (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Edward L. Torres                                Dated: May 21, 2008
     -----------------------------------------------
      Edward L. Torres, Chairman of the Board

By:  /s/ Lyle Watkins                                    Dated: May 21, 2008
      ----------------------------------------------
      Lyle Watkins, Director

By:  /s/ S. Robert August                                Dated: May 21, 2008
     -----------------------------------------------
      S. Robert August, Director

By:  /s/ Leroy Moyer                                     Dated: May 21, 2008
     -----------------------------------------------
      Leroy Moyer, Director