Form 10KSB/A
period 2007-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-05-23
CIK 911441

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal yeaR ended December 31, 2007.

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from _______ to ________.

                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                    84-1214736
        -------------------                  -----------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (760) 327-5284
                                                            -------------

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

State issuer's revenues for the most recent fiscal year: $581,803

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





                                                  TABLE OF CONTENTS

                                                       10KSB/A
PART I......................................................................................................    N/A

        ITEM 1.          DESCRIPTION OF BUSINESS............................................................... N/A

        ITEM 2.          DESCRIPTION OF PROPERTY............................................................... N/A

        ITEM 3.          LEGAL PROCEEDINGS..................................................................... N/A

        ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................... N/A

PART II........................................................................................................   1

        ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................. N/A

        ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................. N/A

        ITEM 7.          FINANCIAL STATEMENTS.................................................................. N/A

        ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..   1

        ITEM 8A.         CONTROLS AND PROCEDURES............................................................... N/A

        ITEM 8A(T).      CONTROLS AND PROCEDURES............................................................... N/A

        ITEM 8B.         OTHER INFORMATION..................................................................... N/A

PART III.......................................................................................................   1

        ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                         COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT......................................... N/A

        ITEM 10.         EXECUTIVE COMPENSATION................................................................ N/A

        ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                         RELATED STOCKHOLDER MATTERS........................................................... N/A

        ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE............. N/A

        ITEM 13.         EXHIBITS................................................................................ 1

        ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................ N/A

SIGNATURES....................................................................................................... 2


                                     PART II


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Attached to this Report as Exhibit 16.1 is a copy of the letter from the Company's Former Accountant which was previously filed as an exhibit to the Report on Form 8-K/A filed by the Company with the Securities and Exchange Commission on May 7, 2008.


                                    PART III


ITEM 13. EXHIBITS

         EXHIBIT            DESCRIPTION
         -------            ----------------------------------------------------
         16.1               Letter from Chang G. Park,  CPA,  Ph. D.,
                            dated May 2, 2008
         23.1               Consent of Chang G. Park, CPA, Ph. D.,
                            Independent Registered Public Accounting Firm
         23.2               Consent of Stan J.H. Lee, CPA, CMA,
                            Independent Registered Public Accounting Firm
         31.1               Section 302 Certification of Chief Executive Officer
         31.2               Section 302 Certification of Chief Financial Officer
         32.1               Section 906 Certification of Chief Executive Officer
         32.2               Section 906 Certification of Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2008         ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                            By:  /s/ Edward L. Torres
                                 ----------------------------------------------
                                    Edward L. Torres, Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                            By:  /s/ Edward L. Torres
                                 ----------------------------------------------
                                    Edward L. Torres,
                                    Acting Chief Financial Officer
                                    (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Edward L. Torres                              Dated: May 22, 2008
     -----------------------------------------------
      Edward L. Torres, Chairman of the Board

By:  /s/ Lyle Watkins                                  Dated: May 22, 2008
      ----------------------------------------------
      Lyle Watkins, Director

By:  /s/ S. Robert August                              Dated: May 22, 2008
     -----------------------------------------------
      S. Robert August, Director

By:  /s/ Leroy Moyer                                   Dated: May 22, 2008
     -----------------------------------------------
      Leroy Moyer, Director