Form 10-Q
period 2008-06-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-08-19
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended June 30, 2008

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________


                         Commission File Number: 1-14244
       ------------------------------------------------------------------


                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                    84-1214736
---------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
 ------------------------------------------------------------------------------
               Registrant's telephone number, including area code


 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes[_X_]                                    No[___]

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

                            Yes[___]                                    No[_X_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of July 31, 2008 the number of shares outstanding of the registrant's class of common stock was 50,954,776.


                                                         TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.....................................................................................................1

   ITEM 1.    FINANCIAL STATEMENTS.................................................................................................1

   CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007........................................2

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
   (UNAUDITED).....................................................................................................................3

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
   (UNAUDITED).....................................................................................................................4

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................................................5

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................9

   ITEM 3.    QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................11

   ITEM 4T.   CONTROLS AND PROCEDURES.............................................................................................11

PART II - OTHER INFORMATION.......................................................................................................12

   ITEM 1.    LEGAL PROCEEDINGS...................................................................................................12

   ITEM 1A.   RISK FACTORS........................................................................................................12

   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................................................13

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................................................................................14

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................14

   ITEM 5.    OTHER INFORMATION...................................................................................................14

   ITEM 6.    EXHIBITS............................................................................................................14

SIGNATURES........................................................................................................................15


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                   at June 30, 2008 (unaudited) and December 31, 2007
-----------------------------------------------------------------------------------------------------------------------

                                                         ASSETS
                                                                                Unaudited                 Revised
                                                                                  as of                    as of
                                                                                June 30,               December 31,
                                                                                  2008                     2007
                                                                            ------------------       ------------------
      CURRENT ASSETS
       Cash & cash equivalents                                              $          22,813        $               -
       Accounts receivable                                                            372,328                  136,430
       Receivable - other                                                               5,199                    6,397
       Prepaid expense                                                                  1,988                  926,254

                                                                            ------------------       ------------------

      TOTAL CURRENT ASSETS                                                            402,328                1,069,080

      NET PROPERTY & EQUIPMENT                                                         67,916                   72,972

      OTHER ASSETS
       Deposits                                                                         2,120                    2,120
       Net - association membership list                                              632,750                  639,852
       Employee Advances                                                               37,226                        -

                                                                            ------------------       ------------------

      TOTAL OTHER ASSETS                                                              672,096                  641,972
                                                                            ------------------       ------------------

            TOTAL ASSETS                                                    $       1,142,340        $       1,784,024
                                                                            ==================       ==================

                                      LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
       Accounts payable                                                     $       1,360,061        $         661,550
       Bank overdraft                                                                 245,930                  369,475
       Line of credit                                                                 339,499                  220,417
       Accrued liabilities                                                            147,370                  144,502
       Taxes payable                                                                    2,035                        -
       Loans payable                                                                2,712,403                1,957,746
       Loans payable  - related party                                                  39,320                   22,900

                                                                            ------------------       ------------------

      TOTAL CURRENT LIABILITIES                                                     4,846,618                3,376,590

      LONG-TERM LIABILITIES
       Unsecured 10% Loan payable                                                   1,243,934                1,243,934

                                                                            ------------------       ------------------

      TOTAL LONG-TERM LIABILITIES                                                   1,243,934                1,243,934

                                                                            ------------------       ------------------

            TOTAL LIABILITIES                                                       6,090,552                4,620,524

      STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock, (par value $.001 per share, 100,000,000 shares authorized: 50,637,879 and 21,745,698 shares issued and
         outstanding as of June 30, 2008 and December 31, 2007, respectively)          50,637                   21,745
       Paid-in capital                                                             25,852,570               21,593,382
       Retained earnings                                                          (30,851,419)             (24,451,627)
                                                                            ------------------       ------------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (4,948,212)              (2,836,500)
                                                                            ------------------       ------------------
              TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY (DEFICIT)                     $       1,142,340        $       1,784,024
                                                                            ==================       ==================




               See Notes to the Consolidated Financial Statements

                   ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Operations
             for the Six Months Ended June 30, 2008 and June 30, 2007 (unaudited)

----------------------------------------------------------------------------------------------

                                                        Unaudited               Revised
                                                        Six Months             Six Months
                                                           Ended                 Ended
                                                         June 30,               June 30,
                                                           2008                   2007
                                                    --------------------   -------------------
    REVENUES
     Income                                         $           865,150    $          291,570
                                                    --------------------   -------------------

    NET REVENUE                                                 865,150               291,570

    COST OF GOODS SOLD
     Cost of goods sold                                         446,775                56,751
                                                    --------------------   -------------------

    TOTAL COST OF GOODS SOLD                                    446,775                56,751
                                                    --------------------   -------------------

    GROSS PROFIT                                                418,375               234,819

    OPERATING EXPENSES
     Depreciation                                                 9,118                12,556
     Finance fee                                                924,267                     -
     Professional fees                                          642,844               303,082
     Consulting fee                                           3,261,536                     -
     General and administrative                                 655,764             2,198,932
                                                    --------------------   -------------------

    TOTAL OPERATING EXPENSES                                  5,493,529             2,514,570
                                                    --------------------   -------------------

    LOSS FROM OPERATIONS                                     (5,075,154)           (2,279,751)

    OTHER INCOME (EXPENSES)
     Interest expense                                        (1,321,513)              (49,965)
     Other income                                                     -                58,989
     Goodwill                                                         -            (8,111,186)
     Other expenses                                              (3,125)                    -
                                                    --------------------   -------------------

    TOTAL OTHER INCOME (EXPENSES)                            (1,324,638)           (8,102,162)
                                                    --------------------   -------------------

    NET INCOME (LOSS)                               $        (6,399,792)   $      (10,381,913)
                                                    ====================   ===================

     BASIC EARNING (LOSS) PER SHARE                 $             (0.22)   $            (0.68)
                                                    --------------------   -------------------

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC AND DILUTED                      29,320,697            15,252,618
                                                    ====================   ===================









               See Notes to the Consolidated Financial Statements
                                      -3-

---------------------------------------------------------------------------------------------------------------
                           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                  (Formerly Glass-Aire Industries Group, Ltd.)
                                 Condensed Consolidated Statements of Cash Flows
                      for the Six Months Ended June 30, 2008 adn June 30, 2007 (unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                            Unaudited              Revised
                                                                            Six Months           Six Months
                                                                              Ended                 Ended
                                                                             June 30,             June 30,
                                                                               2008                 2007
                                                                         -----------------     ----------------

    CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                   $      (6,399,792)   $     (10,381,913)

     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation                                                                   9,118               12,556
      Common stock issued for services                                           4,013,080            5,379,986
      Common stock to be issued                                                          -              357,500
      Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                 (235,898)            (224,091)
       (Increase) decrease in other receivable                                       1,199               (1,228)
       (Increase) decrease in prepaid expenses                                     924,266           (3,752,434)
       (Increase) decrease in goodwill                                                   -            7,223,576
       (Increase) decrease in trademarks                                                                    563
       (Increase) decrease in net - association membership list                      7,102                    -
       (Increase) decrease in employee advances                                    (37,226)                   -
       (Increase) decrease in security deposits                                          -               69,906
       (Increase) decrease in accounts payable and accrued expenses                701,379              161,499
       (Increase) decrease in bank overdraft                                      (123,545)                   -
       (Increase) decrease in income tax payable                                     2,035               55,300
                                                                         -----------------     ----------------

         NET CASH USED BY OPERATING ACTIVITIES                                  (1,138,282)          (1,098,780)

    CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of equipment                                                       (4,064)            (402,484)
                                                                         -----------------     ----------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (4,064)            (402,484)

    CASH FLOWS FROM FINANCING ACTIVITIES

     Line of credit                                                                119,082               (3,444)
     Proceeds from loans payable                                                   754,657              935,000
     Proceeds from loans payable - (a related party)                                16,420                    -
     Proceeds from long-term liabilities                                                 -              384,103
     Common stock issued for cash                                                  275,000                    -
                                                                         -----------------     ----------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      1,165,159            1,315,659

                                                                         -----------------     ----------------

        NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                          22,813             (185,605)

        CASH AT BEGINNING OF PERIOD                                                      -              303,758
                                                                         -----------------     ----------------

        CASH AT END OF PERIOD                                            $          22,813     $        118,153
                                                                         =================     ================

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for Interest                                               $               -     $         18,600
                                                                         =================     ================

    Income taxes paid                                                    $               -     $              -
                                                                         =================     ================









              See Notes to the Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2008


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 audited consolidated financial statements. The results of operations for the three months period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.


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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2008


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


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of June 30, 2008 consist of the following:

                                                          June 30, 2008
--------------------------------------------     -------------------------------

Unsecured loans, with annual interest of 8%.               $ 2,712,403

Unsecured notes, with annual interest
of 10%.                                                      1,243,934
--------------------------------------------    --------------------------------

                                                           $ 3,956,337
============================================    ================================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2008



NOTE 5 BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                         June 30, 2008        June 30, 2007
------------------------------------ --------------------- --------------------

NET INCOME (LOSS) FROM OPERATIONS         $(6,399,792)         $ (10,381,914)

Basic income / (loss) per share
                                          $     (0.22)         $       (0.68)
                                     ===================== ====================

Weighted average number of shares
outstanding                                29,320,697             15,252,618
                                     ===================== ====================


NOTE 6 - SIGNIFICANT EVENTS

On June 19, 2008, Environmental Service Professionals, Inc. completed the closing of a stock purchase agreement with Porter Valley Software, Inc., a California corporation. Pursuant to the stock purchase agreement, the Company acquired 100% of the total issued and outstanding stock of Porter Valley Software, Inc in consideration for 650,000 shares of the Company's common stock, issuable in installments over time, plus $400,000 in cash, payable in installments over time.


NOTE 7. STOCK TRANSACTIONS

In April 2008, the Company issued 407,000 shares of its common stock to three consultants for services rendered.

In April 2008, the Company issued 350,000 shares of its common stock to its investor relations firm.

In April 2008, the Company issued 495,000 shares of its common stock to its public relations firm.

In April 2008, the Company issued 50,000 shares of its common stock to three consultants for investor relations services rendered.

In April 2008, the Company issued 25,000 shares of its common stock to one lender in connection with a $25,000 loan to the Company.

In April 2008, the Company issued 500,000 shares of its common stock to one lender as a late fee pursuant to a bridge loan.

On April 7, 2008, the Company issued 8,000,000 shares of its common stock to its Chief Operating Officer and 17,000,000 shares of its common stock to its Chief Executive Officer for services rendered.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2008


In May 2008, the Company issued 10,000 shares of its common stock to one consultant for computer services rendered.

In May 2008, the Company reissued 800,000 shares of its common stock to its former Chief Financial Officer to be held in escrow until the resolution of the Company's dispute with its former Chief Financial Officer.

On June 20, 2008 the Company issued 250,000 shares of its common stock in connection with the Company's acquisition of Porter Valley Software, Inc.

In June 2008, the Company issued 30,000 shares of its common stock to one lender as a late fee pursuant to a short term loan.

As of June 30, 2008, the Company had 50,637,879 shares of common stock outstanding.

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

OVERVIEW

         ESP is a Nevada corporation headquartered in Southern California, which through its various business units and subsidiaries offers environmental services designed to address mold and moisture intrusion and the associated acute or chronic issues that impact the interior air quality of commercial and residential buildings.

         Over the past eight months, ESP has focused on developing and delivering what we believe to be state-of-the-art, "Best in Class" procedures, tools, and education to provide services for addressing moisture related and other environmental issues, including but not limited to radon and allergy testing, for the residential and commercial real estate industries. We believe that our procedures, tools, and education allow us a real opportunity to provide a standardized pro-active approach to the highly fragmented and relatively unsophisticated inspection industry.

         We believe that the key to risk mitigation for industry stakeholders and peace of mind for consumers is early detection of potential environmental hazards. Annual inspections allow our Certified Environmental Home Inspectors ("CEHIs") to identify indoor air quality issues in a timely manner. We provide a

Healthy Assurance Certification ("HAC") in conjunction with our inspections. After a 203 checkpoint inspection has been conducted by one of our CEHIs, a subject property that passes inspection receives a HAC. The HAC is placed in the window closest to the main entrance of the building in order to alert visitors that the subject property promotes a healthy living environment through management of potentially harmful indoor air quality issues and is valid for 12 months.

         We also offer a pro-active comprehensive subscription based annual maintenance process called the Healthy Living Maintenance Program ("HLMP") to all residential properties that have received a HAC. Once a subject property receives an initial HAC it is eligible to subscribe to the HLMP. Every 12 months, a new 203 checkpoint inspection will be conducted and after any issues, if required, are corrected a new HAC will be issued. We believe that the HLMP adds value to a property and mitigates risk for the insurance, mortgage banking, building, real estate, and property management industries by reducing claims, instilling confidence in property safety, and promoting a positive green image.

         We  believe  that  our   acquisition  of  seven  real  estate  industry
associations has provided us with the access necessary to train and provide the associations' members with information that is consistent with ESP's approach.

         On June 19, 2008, we acquired Porter Valley Software, Inc. ("PVS"), an inspection software company. We plan to absorb PVS into our corporate structure in order to provide support across our various business units. We believe that PVS will become a core component of the on-line and automated procedural protocols we are developing in concert with other industry participants.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

         REVENUE

         Total revenue for the six months ended June 30, 2008 increased by $573,580 from $291,570 during the six months ended June 30, 2007 to $865,150 for the six months ended June 30, 2008. This increase in revenue was a result of the launching of the CEHI and HAC programs and the receipt of early annual membership renewals from National Professionals Services, Inc. ("NPS"). It is anticipated over the third quarter of 2008 that our subsidiary Environmental Safeguard Professionals, Inc. ("Safeguard") will continue to increase the number of approved vendors that will be certified to deliver inspection services under the CEHI program, that our subsidiary NPS will continue to invoice and collect the remaining annual 2008 membership dues and continue to increase new memberships in each of its associations, and that our subsidiary Porter Valley Software, Inc. ("PVS") will invoice and collect the annual 2008 software license fees and continue to increase new sales of its software products.

         OPERATING EXPENSES

         Operating expenses increased by $2,978,958, up from $2,514,571 during the six months ended June 30, 2007, to $5,493,529 for the six months ended June 30, 2008. This increase in operating expenses was the result of increased financing fees, professional fees and consulting fees totaling $4,525,565 from the prior period. Expenses for the period that related to stock issuances were: finance fee $924,267 and consulting fee of $3,261,536.

         NET LOSS

         Net loss decreased by $3,982,121 for the six months ended June 30, 2008. This decrease in net loss was the result of operating efficiencies, lower general and administrative expenses and the write down of goodwill in the previous period. Stock issuance related expenses for the six months ended June 30, 2008 were $4,185,803. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $22,813 at June 30, 2008, as compared to net cash of $117,975 at June 30, 2007.

         During the six months ended June 30, 2008, the Company used $1,138,282 of cash for operating activities, as compared to $1,704,215 during the six months ended June 30, 2007. The decrease in the use of cash for operating activities was a result of continuous optimization of the general and administration support.

         Cash provided by financing activities relating to the issuance of promissory notes and shares of common stock during the six months ended June 30, 2008 was $1,165,159, as compared to $1,915,659 during the six months ended June 30, 2007. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

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


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On July 3, 2008, a hearing regarding plaintiff Cooley's fourth amended complaint was held before the Court and the Company was granted all submitted demurrers and Motions to Strike. On July 29, 2008, plaintiff Cooley advised that he does not intend to file a fifth amended complaint. A Case Management Conference has been set for September 4, 2008. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action. For additional information regarding this legal proceeding, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 20, 2008, we issued 250,000 shares of our common stock in connection with our acquisition of Porter Valley Software, Inc.

         In June 2008, the Company issued 30,000 shares of its common stock to one lender as a late fee pursuant to a short term loan.

         In May 2008, the Company issued 10,000 shares of its common stock to one consultant for computer services rendered.

         In May 2008, the Company reissued 800,000 shares of its common stock to its former Chief Financial Officer to be held in escrow until the resolution of the Company's dispute with its former Chief Financial Officer.

         From April 1, 2008 to June 30, 2008, we issued a total of 2,049,999 warrants to purchase 2,049,999 shares of our common stock to 5 consultants for services rendered, of which 350,000 are exercisable for five years from the date of issuance at an exercise price of $0.01 per share, 350,000 are exercisable for five years from the date of issuance at an exercise price of $0.17 per share, 300,000 are exercisable for three years from the date of issuance at an exercise price of $0.17 per share, 249,999 are exercisable for three years from the date of issuance at an exercise price of $0.25 per share, 300,000 are exercisable for three years from the date of issuance at an exercise price of $0.58 per share, and 500,000 are exercisable for three years from the date of issuance at an exercise price of $0.75 per share.

         In April 2008, we issued 350,000 shares of common stock and authorized the issuance of 1,000,000 warrants to purchase 1,000,000 shares of our common stock to our investor relations firm. The warrants will be issued in equal increments over the one year term of our agreement and are exercisable for three years from the date of our agreement at an exercise price of $0.25 per share. Currently, we have issued 249,999 of the warrants.

         In April 2008, we issued to our public relations firm 495,000 shares of our common stock and 600,000 warrants to purchase 600,000 shares of our common stock, of which 300,000 are exercisable for three years from the date of issuance at an exercise price of $0.17 per share and 300,000 are exercisable for three years from the date of issuance at an exercise price of $0.58 per share.

         In April 2008, we issued stock options to purchase 800,000 shares of our common stock at an average exercise price of $0.10 per share to our two independent directors.

         In April 2008, the Company issued 407,000 shares of its common stock to three consultants for services rendered.

         In April 2008, the Company issued 50,000 shares of its common stock to three consultants for investor relations services rendered.

         In April 2008, the Company issued 500,000 shares of its common stock to one lender as a late fee pursuant to a bridge loan.

         In April 2008, we received $25,000 pursuant to one short term loan agreement. This short term loan is payable all principal and accrued but unpaid interest on or before May 31, 2008. In conjunction with this short term loan we issued to the lender a total of 25,000 shares of common stock and 150,000 warrants to purchase 150,000 shares of our common stock exercisable for a period of three years from the date of issuance at an exercise price of $0.58 per share.

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


                                 ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


Dated:  August 19, 2008          By:  \s\ Edward L. Torres
                                      ---------------------------------------
                                     Edward L. Torres, Chairman of the Board,
                                     Chief Executive Officer (Principal
                                     Executive Officer), President, and Acting
                                     Chief Financial Officer (Principal
                                     Financial Officer)