Form 10-Q
period 2008-09-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2008-11-19
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For Quarterly Period Ended September 30, 2008

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Transition period from _______________ to ______________


                         Commission File Number: 1-14244
        ----------------------------------------------------------------

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                   84-1214736
--------------------------------------      ------------------------------------
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

     As of November 1, 2008 the number of shares outstanding of the registrant's class of common stock was 52,541,781.




                                                          TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION.....................................................................................................1

   ITEM 1.    FINANCIAL STATEMENTS.................................................................................................1

              CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007........................2

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30,
              2007 (UNAUDITED).....................................................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30,
              2007 (UNAUDITED).....................................................................................................4

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................................5

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................8

   ITEM 3.    QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................10

   ITEM 4T.   CONTROLS AND PROCEDURES.............................................................................................10

PART II - OTHER INFORMATION.......................................................................................................11

   ITEM 1.    LEGAL PROCEEDINGS...................................................................................................11

   ITEM 1A.   RISK FACTORS........................................................................................................11

   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................................................12

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................................................................................12

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................12

   ITEM 5.    OTHER INFORMATION...................................................................................................12

   ITEM 6.    EXHIBITS............................................................................................................12

SIGNATURES........................................................................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                AT SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
-----------------------------------------------------------------------------------------------------------------------

                                                         ASSETS

                                                                                UNAUDITED                 REVISED
                                                                                  AS OF                    AS OF
                                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                                  2008                     2007
                                                                            ------------------       ------------------
   CURRENT ASSETS
      Cash & cash equivalents                                               $               -       $                -
      Accounts receivable                                                              89,380                  136,430
      Employee loans                                                                   37,227                        -
      Receivable - other                                                               26,181                    6,398
      Prepaid expense                                                                  12,609                  926,254
                                                                            ------------------       ------------------

   TOTAL CURRENT ASSETS                                                               165,397                1,069,081

   NET PROPERTY & EQUIPMENT                                                            54,638                   72,972

   OTHER ASSETS
      Deposits                                                                          2,120                    2,120
      Net - association membership list                                               632,750                  639,852
                                                                            ------------------       ------------------

   TOTAL OTHER ASSETS                                                                 634,870                  641,972
                                                                            ------------------       ------------------

            TOTAL ASSETS                                                    $         854,905        $       1,784,025
                                                                            ==================       ==================

                                           LIABILITIES & STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                                      $       1,340,534        $         661,550
      Bank overdraft                                                                   43,099                  369,475
      Line of credit                                                                  581,427                  220,417
      Accrued liabilities                                                             147,371                  144,502
      Taxes payable                                                                       545                        -
      Loans payable                                                                 2,881,402                1,957,746
      Loans payable  - related party                                                   35,357                   22,900
                                                                            ------------------       ------------------

   TOTAL CURRENT LIABILITIES                                                        5,029,735                3,376,590

   LONG-TERM LIABILITIES
      Unsecured 10% Loan payable                                                    1,243,934                1,243,934
                                                                            ------------------       ------------------

   TOTAL LONG-TERM LIABILITIES                                                      1,243,934                1,243,934
                                                                            ------------------       ------------------

            TOTAL LIABILITIES                                                       6,273,669                4,620,524

   STOCKHOLDERS' EQUITY

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 52,230,168 and 21,783,375 shares issued and outstanding
         as of September 30, 2008 and December 31, 2007, respectively)                 52,230                   21,745
      Paid-in capital                                                              25,988,805               21,593,382
      Retained earnings                                                           (31,459,799)             (24,451,626)
                                                                            ------------------       ------------------

   TOTAL STOCKHOLDERS' EQUITY                                                      (5,418,764)              (2,836,499)
                                                                            ------------------       ------------------

              TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY                               $         854,905        $       1,784,025
                                                                            ==================       ==================

               See Notes to the Consolidated Financial Statements

                             ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                                                              REVISED                              REVISED
                                                       THREE MONTHS         THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                           ENDED               ENDED              ENDED              ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                           2008                 2007              2008               2007
                                                      -----------------   ----------------   ----------------   --------------
  REVENUES
    Income                                            $        547,447    $       143,184    $     1,087,210    $     553,603
                                                      -----------------   ----------------   ----------------   --------------

  NET REVENUE                                                  547,447            143,184          1,087,210          553,603

  COST OF GOODS SOLD
       Cost of Goods Sold                                      210,822             23,727            379,753           80,028
                                                      -----------------   ----------------   ----------------   --------------

  TOTAL COST OF GOODS SOLD                                     210,822             23,727            379,753           80,028
                                                      -----------------   ----------------   ----------------   --------------

  GROSS PROFIT                                                 336,625            119,457            707,457          473,575

  OPERATING EXPENSES
    Depreciation                                                 9,217              4,960             18,335           17,515
    Finance fee                                                    409          2,664,051            925,367        2,664,051
    Consulting fee                                              28,000            481,652          3,148,054          628,196
    Professional fees                                          339,710          1,062,653          1,106,305        1,971,162
    General and administrative                                 384,751            606,539          1,064,743        1,616,459
                                                      -----------------   ----------------   ----------------   --------------

  TOTAL OPERATING EXPENSES                                     762,087          4,819,854          6,262,804        6,897,381
                                                      -----------------   ----------------   ----------------   --------------

  LOSS FROM OPERATIONS                                        (425,462)        (4,700,397)        (5,555,347)      (6,423,806)

  OTHER INCOME (EXPENSES)
    Interest income                                                  -                358                  -              358
    Interest expense                                          (143,867)           (49,951)        (1,452,880)         (99,872)
    Other income                                                     -            141,596                  -          200,595
    Other expenses                                                   -            (58,107)                 -          (58,107)
    Impairment of goodwill                                           -            600,000                 53       (8,111,186)
                                                      -----------------   ----------------   ----------------   --------------

  TOTAL OTHER INCOME (EXPENSES)                               (143,867)           633,897         (1,452,827)      (8,068,211)
                                                      -----------------   ----------------   ----------------   --------------

  NET INCOME (LOSS)                                   $       (569,329)   $    (4,066,500)   $    (7,008,174)   $ (14,492,018)
                                                      =================   ================   ================   ==============

  BASIC EARNING (LOSS) PER SHARE                      $          (0.01)   $         (0.21)   $         (0.19)   $       (0.85)
                                                      -----------------   ----------------   ----------------   --------------

  WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC AND DILUTED                     51,163,016         19,013,176         36,654,958       17,064,228
                                                      =================   ================   ================   ==============


               See Notes to the Consolidated Financial Statements


                                     ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    UNAUDITED                    REVISED
                                                                                   NINE MONTHS                 NINE MONTHS
                                                                                      ENDED                       ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                                       2008                        2007
                                                                              -----------------------     -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                           $           (7,008,174)   $            (14,492,018)

  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation                                                                            18,335                      17,515
      Common stock issued for services                                                     4,425,908                   9,076,821
      Common stock to be issued                                                                    -                     357,500
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                            47,050                    (335,769)
        (Increase) decrease in other receivable                                              (19,785)                     (1,228)
        (Increase) decrease in prepaid expenses                                              913,645                  (3,049,163)
        (Increase) decrease in goodwill                                                            -                   7,193,185
        (Increase) decrease in trademarks                                                          -                         414
        (Increase) decrease in employee advances                                             (37,227)                          -
        (Increase) decrease in security deposits                                                   -                      69,906
        (Increase) decrease in business areas                                                      -                    (250,001)
        (Increase) decrease in association membership list                                     7,102                    (650,835)
        (Increase) decrease in accounts payable and accrued expenses                         681,853                      87,541
        (Increase) decrease in bank overdraft                                               (326,376)                          -
        (Increase) decrease in taxes payable                                                     545                           -
                                                                              -----------------------     -----------------------

     NET CASH USED BY OPERATING ACTIVITIES                                                (1,297,124)                 (1,976,131)

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of equipment                                                                         -                    (412,806)
                                                                              -----------------------     -----------------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           -                    (412,806)

CASH FLOWS FROM FINANCING ACTIVITIES

  Line of credit                                                                             361,010                      (7,761)
  Proceeds from loans payable                                                                923,656                   1,739,300
  Proceeds from loans payable - (a realted party)                                             12,458                           -
  Proceeds from long-term liabilities                                                              -                     384,103
                                                                              -----------------------     -----------------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   1,297,124                   2,115,642
                                                                              -----------------------     -----------------------

Net increase (decrease) in cash & cash equivalents                                                 -                    (273,295)

Cash at beginning of period                                                                        -                     303,758
                                                                              -----------------------     -----------------------

CASH AT END OF PERIOD                                                         $                    -      $               30,463
                                                                              =======================     =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for Interest                                                        $            1,452,880      $              103,900
                                                                              =======================     =======================

Income taxes paid                                                             $                    -      $                    -
                                                                              =======================     =======================

               See Notes to the Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 audited consolidated financial statements. The results of operations for the three months period ended September 30, 2008 are not necessarily indicative of the operating results for the full years.


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


NOTE 3 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Environmental Service Professionals, Inc. (the "Company" or "ESP") is a Nevada corporation headquartered in Southern California. Through its subsidiary Environmental Safeguard Professionals, Inc. ("Safeguard"), ESP offers various inspection services to address mandated energy certification, construction defects, moisture or other environmental issues in commercial and residential buildings. Through its subsidiary National Professional Services, Inc. ("NPS"), ESP offers annual trade memberships and management services for industry related associations. Through its subsidiary Porter Valley Software, Inc. ("PVS"), an inspection software company, the Company plans to provide the core of its on-line inspection protocols.

Since March 31, 2008 Safeguard has developed an all inclusive multi-disciplined inspection process (the "EcoCheck Inspection(TM)") that is focused on reducing liabilities and mitigating risks to protect homeowners, retail properties, builders, lenders, mortgage brokers/agents relating to state mandated energy certification, construction defects, moisture or other environmental issues. The EcoCheck Inspection(TM) is based on standardized training, certification, inspection, and result reporting analysis protocols and forms the foundation of services that together are provided by the Certified Environmental Home Inspector(TM) ("CEHI"). The annual Healthy Home Assurance Certification(TM) ("HAC") and the pro-active comprehensive subscription based 10 year annual maintenance process, Healthy Living Maintenance Program(TM) ("HLMP") add value to a property and mitigates risk by reducing claims, instilling confidence in property safety, and promotes a positive green image.

NPS is currently a conglomerate of seven real estate industry trade associations. NPS plans to promote ESP's services by providing information and training about the EcoCheck Inspection(TM) protocols. This training is planned to be focused on underwriters, loan officers, appraisers, insurance companies, loss control and risk management personnel and to emphasize the benefits of using a CEHI and subscribing for the HLMP.

PVS has developed various software programs which have been designed specifically for detailed data searching and data retention under the name "InspectVue(TM)". InspectVue(TM) is the core component of ESP's automated on-line EcoCheck Inspection(TM) protocols that include the new energy inspection requirements that are being developed in concert with other industry participants.


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of September 30, 2008 consist of the following:

                                                  September 30, 2008
--------------------------------------------- ---------------------------
Unsecured loans, with annual interest of 8%.          $ 2,881,402

Unsecured notes, with annual interest of 10%.           1,243,934
--------------------------------------------- ---------------------------
                                                      $ 4,125,336
============================================= ===========================


NOTE 5 - SIGNIFICANT EVENTS

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

NOTE 6 BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                    September 30, 2008    September 30, 2007
                                   -------------------- ----------------------

NET INCOME (LOSS) FROM                 $(7,008,174)           $ (14,492,019)
OPERATIONS

Basic income / (loss) per share            $ (0.19)           $       (0.85)
                                   ==================== ======================

Weighted average number of shares
outstanding                             36,654,958               17,064,228
                                   ==================== ======================


NOTE 7. STOCK TRANSACTIONS

On September 23, 2008, the Company issued 200,000 shares of its common stock to two employees for services rendered.

On September 19, 2008, the Company issued 525,000 shares of its common stock to a single investor at a purchase price of $0.58 per share pursuant to a private placement.

On August 21, 2008, the Company issued 98,324 shares of its common stock to seven consultants for services rendered.

On August 19, 2008, the Company issued 200,000 shares of its common stock in connection with the Company's acquisition of PVS.

On August 15, 2008, the Company issued 326,896 shares of its common stock to a single bridge lender as a late payment penalty.

On August 13, 2008, the Company issued 112,069 shares of its common stock to a single investor at a purchase price of $0.58 per share pursuant to a private placement.

On July 29, 2008, the Company issued 50,000 shares of its common stock to a single bridge lender as a late payment penalty, 20,000 shares of its common stock to a single consultant for services rendered, and 40,000 shares of its common stock to a single investor at a purchase price of $0.58 per share pursuant to a private placement.

As of September 30, 2008, the Company had 52,230,166 shares of common stock outstanding.

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

OVERVIEW

         Environmental Service Professionals, Inc. ("ESP") is a Nevada corporation headquartered in Southern California. Through our subsidiary Environmental Safeguard Professionals, Inc. ("Safeguard"), we offer various inspection services to address mandated energy certification, construction defects, moisture or other environmental issues in commercial and residential buildings. Through our subsidiary National Professional Services, Inc. ("NPS"), we offer annual trade memberships and management services for industry related associations. Through our subsidiary Porter Valley Software, Inc. ("PVS"), an inspection software company, we plan to provide the core of our on-line inspection protocols.

         Since March 31, 2008 Safeguard has developed an all inclusive multi-disciplined inspection process (the "EcoCheck Inspection(TM)") that is focused on reducing liabilities and mitigating risks to protect homeowners, retail properties, builders, lenders, mortgage brokers/agents relating to state mandated energy certification, construction defects, moisture or other environmental issues. The EcoCheck Inspection(TM) is based on standardized training, certification, inspection, and result reporting analysis protocols and forms the foundation of services that together are provided by the Certified

Environmental Home Inspector(TM) ("CEHI"). The annual Healthy Home Assurance Certification(TM) ("HAC") and the pro-active comprehensive subscription based 10 year annual maintenance process, Healthy Living Maintenance Program(TM) ("HLMP") add value to a property and mitigates risk by reducing claims, instilling confidence in property safety, and promotes a positive green image.

         NPS is currently a conglomerate of seven real estate industry trade associations. We anticipate that NPS will promote ESP's services by providing information and training about the EcoCheck Inspection(TM) protocols. We expect that this training will be focused on underwriters, loan officers, appraisers, insurance companies, loss control and risk management personnel and will emphasize the benefits of using a CEHI and subscribing for the HLMP.

         PVS has developed various software programs which have been designed specifically for detailed data searching and data retention under the name "InspectVue(TM)." InspectVue(TM) is the core component of ESP's automated on-line EcoCheck Inspection(TM) protocols that include the new energy inspection requirements that are being developed in concert with other industry participants.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

         REVENUE

         Total revenue for the nine months ended September 30, 2008 increased by $533,607 from $553,603 during the nine months ended September 30, 2007 to $1,087,210 for the nine months September 30, 2008. This increase in revenue was a result of our launching of the CEHI and EcoCheck Inspection(TM) programs and our receipt of early annual membership renewals from National Professionals Services, Inc. ("NPS"). We anticipate that over the fourth quarter of 2008 our subsidiary Environmental Safeguard Professionals, Inc. ("Safeguard") will continue to increase the number of approved vendors that will be certified to deliver inspection services under the CEHI program, that our subsidiary NPS will continue to invoice and collect the remaining annual 2008 membership dues and continue to increase new memberships in each of its associations, and that our subsidiary Porter Valley Software, Inc. ("PVS") will invoice and collect the annual 2008 software license fees and continue to increase new sales of its software products.

         OPERATING EXPENSES

         Operating expenses decreased by $634,577, from $6,897,381 during the nine months ended September 30, 2007, to $6,248,804 for the nine months ended September 30, 2008. This majority of the decrease in operating expense was the result of a $551,716 decrease in general and administrative expense from the prior period. Expenses for the period that related to stock issuances were: finance fee $925,367, consulting fee of $3,148,054 and professional fees of $1,106,305.

         NET LOSS

         Net loss decreased by $7,483,844 from $14,492,018 during the nine months ended September 30, 2007, to $7,008,174 for the nine months ended September 30, 2008. This decrease in net loss was the result of operating efficiencies, lower general and administrative expenses and the write down of goodwill in the previous period. Stock issuance related expenses for the six months ended September 30, 2008 were $5,263,408. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $0 at September 30, 2008, as compared to net cash of $0 at September 30, 2007.

         During the nine months ended September 30, 2008, the Company used $1,297,124 of cash for operating activities, as compared to $1,976,131 during the nine months ended September 30, 2007. The decrease in the use of cash for operating activities was a result of continuous optimization of the general and administration support.

         Cash provided by financing activities relating to bank line of credit, the issuance of promissory notes and shares of common stock during the nine months ended September 30, 2008 was $1,297,124, as compared to $2,115,642 during the nine months ended September 30, 2007. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

         We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be included in our periodic filings with the Securities and Exchange Commission are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         On July 3, 2008, a hearing regarding plaintiff Cooley's fourth amended complaint was held before the Court and the Company was granted all submitted demurrers and Motions to Strike. On July 29, 2008, plaintiff Cooley advised that he does not intend to file a fifth amended complaint. A Case Management Conference was held September 4, 2008. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action. For additional information regarding this legal proceeding, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On September 23, 2008, we issued 200,000 shares of our common stock to two employees for services rendered.

         On September 19, 2008, we issued 525,000 shares of our common stock to a single investor at a purchase price of $0.58 per share pursuant to a private placement made by us in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act").

         On August 21, 2008, we issued 98,324 shares of our common stock to seven consultants for services rendered.

         On August 19, 2008, we issued 200,000 shares of our common stock in connection with our acquisition of Porter Valley Software, Inc.

         On August 15, 2008, we issued 326,896 shares of our common stock to a single bridge lender as a late payment penalty.

         On August 13, 2008, we issued 112,069 shares of our common stock to a single investor at a purchase price of $0.58 per share pursuant to a private placement made by us in accordance with Rule 506 of Regulation D of the Act.

         On July 29, 2008, we issued 50,000 shares of our common stock to a single bridge lender as a late payment penalty, 20,000 shares of our common stock to a single consultant for services rendered, and 40,000 shares of our common stock to a single investor at a purchase price of $0.58 per share pursuant to a private placement made by us in accordance with Rule 506 of Regulation D of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS


         EXHIBIT            DESCRIPTION
         -------            ----------------------------------------------------
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


                                 ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


Dated:  November 19, 2008        By:  /s/ Edward L. Torres
                                      ------------------------------------------
                                      Edward L. Torres,  Chairman of the Board,
                                      President, Chief Executive Officer and
                                      Acting Chief Financial Officer,(Principal
                                      Executive Officer and Principal Accounting
                                      Officer)