Form 10-K
period 2008-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2009-04-15
CIK 911441

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2008


                         COMMISSION FILE NUMBER 1-14244

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                      84-1214736
      ---------------------                 -----------------------------------
    (State of Incorporation)               (I.R.S. Employer Identification No.)


    1111 EAST TAHQUITZ CANYON WAY, SUITE 110, PALM SPRINGS, CALIFORNIA 92262
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 327-5284
               --------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                       NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                    WHICH REGISTERED
---------------------------                           --------------------------
       COMMON STOCK                                               OTC


         Indicate  by check  mark if the  registrant  is a  well-known  seasoned
issuer, as defined in Rule 405 of the Securities Act.             Yes |_| No |X|

         Indicate  by check  mark if the  registrant  is not  required  to filed
reports pursuant to Section 13 or Section 15(d) of the Act.       Yes |_| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.                                                 |X|

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

         Indicate by check mark whether the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,199,406 as of March 31, 2009 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 57,310,345 shares outstanding of the registrant's Common Stock as of March 31, 2009.


                                                                TABLE OF CONTENTS


PART 1

   ITEM 1               Business.................................................................................................  4

   ITEM 1A              Risk Factors............................................................................................. 13

   ITEM 2               Properties............................................................................................... 22

   ITEM 3               Legal Proceedings........................................................................................ 22

   ITEM 4               Submission of Matters to a Vote of Security Holders...................................................... 23

PART II

   ITEM 5               Market for Common Equity and Related Stockholder Matters................................................. 23

   ITEM 6               Selected Financial Data.................................................................................. 24

   ITEM 7               Management's Discussion and Analysis of Financial Condition and Results of Operation..................... 24

   ITEM 8               Financial Statements and Supplementary Data.............................................................. 29

   ITEM 9               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................... 30

   ITEM 9A(T)           Controls and Procedures.................................................................................. 30

   ITEM 9B              Other Information........................................................................................ 31

PART III

   ITEM 10              Directors, Executive Officers, and Corporate Governance.................................................. 31

   ITEM 11              Executive Compensation................................................................................... 37

   ITEM 12              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                        Matters.................................................................................................. 39

   ITEM 13              Certain Relationships and Related Transactions, and Director Independence................................ 41

   ITEM 14              Principal Accounting Fees and Services................................................................... 42

   ITEM 15              Exhibits, Financial Statement Schedules.................................................................. 43

SIGNATURES              ......................................................................................................... 44

                                     PART I

       This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Environmental Service Professionals, Inc. (the "Company") operates, the Company's product development plans, business strategy and financial estimates, the continued acceptance of its products and its dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimated," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and you should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-K. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-K could cause its actual results to differ significantly from those contained in any forward-looking statements.

       Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform forward-looking statements to actual results.

ITEM 1. BUSINESS

GENERAL

         Environmental Service Professionals, Inc. ("ESP," "we," "us," or the "Company") is a Nevada corporation headquartered in Southern California. Through ESP's wholly-owned subsidiary Environmental Safeguard Professionals, Inc.
("Safeguard"), the Company offers various inspection services to address mandated energy certification, construction defects, moisture and other environmental issues in commercial and residential buildings. ESP's services include the Certified Environmental Home Inspector(TM) ("CEHI") program, Healthy Living Maintenance Program(TM) ("HLMP"), and EcoCheck Inspection(TM) program. Through ESP's wholly owned subsidiary National Professional Services, Inc. ("NPS"), the Company offer annual trade memberships and management services for industry related associations. Porter Valley Software, Inc. ("PVS"), the nation's number one inspection software company, will provide the core of ESP's on-line inspection protocols.

         Safeguard has developed an all inclusive multi-disciplined inspection program focused on reducing liabilities and mitigating risks. The program is designed to protect homeowners, businesses and retail properties, builders, lenders, mortgage brokers/agents, and all other real estate oriented properties relating to state mandated energy certification, construction defects, moisture or other environmental issues. It is known as the EcoCheck Inspection(TM). The EcoCheck Inspection(TM) has developed, based on standardized training, certification, inspection, and results, reporting analysis programs which form the foundation of a suite of services that together are provided by ESP's Certified Environmental Home Inspector(TM) ("CEHI"). One of the programs the Company provides by the CEHI program is the Healthy Home Assurance Certification(TM) ("HAC"). After a EcoCheck Inspection(TM) has been conducted by one of ESP's CEHIs, a subject property that passes inspection receives a HAC. The HAC is placed in the window closest to the main entrance of the building in order to alert visitors that the subject property promotes a healthy living environment through management of potentially harmful indoor air quality issues and is valid for 12 months.

         Through the EcoCheck Inspection(TM), ESP also offers a pro-active comprehensive subscription based 10 year annual maintenance process called the Healthy Living Maintenance Program(TM) ("HLMP") to all residential properties that have received a HAC. Once a subject property receives an initial HAC, it is eligible to subscribe to the HLMP(TM). Every 12 months a new EcoCheck Inspection(TM) is conducted and after any issues, if required, are corrected, a new HAC is issued. The Company believes that the HLMP(TM) adds value to a property and mitigates risk for the insurance, mortgage banking, building, real estate, and property management industries by reducing claims, instilling confidence in property safety, and promoting a positive green image to both residential and commercial clients.

         NPS is currently a conglomerate of seven individual associations and maintains annual paying members. The focus of this business unit is to establish cross-training on CEHI(TM) programs and to provide information concerning residential environmental issues, to establish training for underwriters, loan officers and appraisers, and to educate these groups about CEHI(TM) inspection protocols. Training programs for insurance companies, underwriters, loss control, and risk management personnel educate and emphasize the benefits of using a CEHI(TM) on the initial inspection and then establishing annual inspections.

         PVS has developed various software programs, which have been designed specifically for detailed data searching and data retention under the name "InspectVue(TM). InspectVue(TM) is the core component of ESP's automated on-line EcoCheck Inspection(TM) protocols that include the new energy inspection requirements that are being developed in concert with other industry leading participants.

WHOLLY OWNED SUBSIDIARIES

ENVIRONMENTAL SAFEGUARD PROFESSIONALS, INC.

         OVERVIEW. Safeguard has developed an all inclusive multi-disciplined inspection process (the "EcoCheck Inspection(TM)") that is focused on reducing liabilities and mitigating risks to protect homeowners, retail properties, builders, lenders, and mortgage brokers/agents relating to state mandated energy certification, construction defects, moisture and other environmental issues. It strives to be "The Industry's Best in Class Inspection."

         The branding of this program is called the Certified Environmental Home Inspector(TM) program ("CEHI program"). The Company believes that the CEHI(TM) program represents the keystone for environmental inspection services to address mandated energy certification, construction defects, moisture and other environmental issues in commercial and residential buildings. The EcoCheck Inspection(TM) program services will support the residential real-estate mortgage, banking and insurance industries in their ability to manage losses through moisture related claims. The Company also believes that the CEHI(TM) program will play a significant role in managing the health and indoor air quality of the environments where people work and live.

         One of the programs the Company provides as a part of the CEHI(TM) program is ESP's Healthy Assurance Certification(TM) ("HAC"). After an EcoCheck Inspection(TM) has been conducted by one of ESP's CEHIs, a subject property that passes inspection receives a HAC. The HAC is placed in the window closest to the main entrance of the building in order to alert visitors that the subject property promotes a healthy living environment through management of potentially harmful indoor air quality issues and is valid for 12 months.

         The Company also offers a pro-active comprehensive subscription-based 10-year annual maintenance program called the Healthy Living Maintenance Program(TM) ("HLMP"), to all residential properties that have received a HAC. Once a subject property receives an initial HAC it is eligible to subscribe to the HLMP(TM). Every 12 months, a new EcoCheck Inspection(TM) is conducted and after any issues, if required, are corrected a new HAC is issued. The Company believes that the HLMP(TM) adds value to a property and mitigates risk for the insurance, mortgage banking, building, real estate, and property management industries by reducing claims, instilling confidence in property safety, and promoting a positive green image to both residential and commercial clients.

         Safeguard, while developing the CEHI(TM)program, has engaged in working relationships with five industry participants: the National Association of Moisture Management ("NAMM"), Porter Valley Software, Inc., EMLabs P&K, Environmental Data Resources Inc. ("EDR"), CMC Energy Services, Inc. ("CMC"), and ConSol, the nation's leading green and energy engineering company.

         By accepting (a) ConSol's inspection protocols for Green Building and Energy Certification, (b) NAMM's inspection protocols as the basis for the moisture inspection, (c) EMLabs P&K's MoldScore(TM) as the prime method of sample analysis and (d) by bringing it all together, utilizing the core of the InspectVue(TM) application from Porter Valley as the software platform, ESP has constructed a system that the Company believe produces a universally accepted standardized report for moisture related issues using the best science currently available to determine if any mold that may be present poses a hazard.

         Safeguard's  CEHI(TM)  program,  which includes the Certified  Moisture
Inspection and MoldScore(TM) analysis meets the requirements of the "mold prevention and maintenance plan ("MPMP") as defined in the "Mold Steps Toward Clarity - A White Paper by the Mold Working Group Updated: July 2007" published by the Commercial Real Estate/Multifamily Finance Board of Governors ("COMBOG") Underwriting and Closing Committee of the Mortgage Bankers Association.

         In order to attempt to attain the highest level of training for participants in the CEHI(TM) program, Safeguard has partnered with Allied Business Schools to enhance and deliver the required curriculum for the CEHI(TM) program. Allied Business Schools, Inc. is nationally accredited by the Distance Education and Training Council ("DETC"). The Accrediting Commission of the Distance Education and Training Council is listed by the U.S. Department of Education as a nationally-recognized accrediting agency. Management believes that this partnership provides the necessary credentials to attract both active duty and retired veterans in the CEHI(TM) while providing consistent quality of instruction to all participants.

         The CEHI(TM) program is all about risk management for the individual. Management believes it is a significant tool to assess the health of one's environment. Management believes that for the industry, it provides an easily understood, standardized way of assessing the risks of their policies, regardless of location.

         SERVICE DESCRIPTION. The services included in the CEHI(TM) program are comprised of what management believes to be highly advanced and standardized on-line and automated procedural protocols developed in concert with each of the four industry participants, ESP, NAMM, EMLab P&K, Porter Valley Software, EDR, CMC, and ConSol. It is a requirement that all CEHIs utilize the on-line system when delivering any of the CEHI(TM) program services. By working with nationally recognized industry leaders, management believes that the Company has developed state of the art "best in class" procedures providing the residential real-estate and insurance industries the ability to manage losses through claim reduction.

         Management believes that clients utilizing CEHIs, can be assured that every single employee or approved vendor who provides services through the CEHI(TM) program has obtained the industries' best training, certifications and equipment required to provide the CEHIs program's services.

         Management believes that the CEHI(TM) program also benefits the individual inspector. Approved vendors of Safeguard who deliver CEHI(TM) program services are anticipated to have the ability to deliver more effective inspections and meaningful reports, as well as the ability to provide additional environmental services (e.g.: Allergen Screening, Energy/Environmental reports and Radon testing). The CEHI's ability to provide certain environmental services may be subject state or federal law and/or additional training requirements.

NATIONAL PROFESSIONAL SERVICES, INC.

         OVERVIEW. NPS is a management company, whose services include complete organization, association and administrative management, advisory council and board of director coordination, seminars, conferences, graphic design and printing, accounting and reporting and consulting. NPS currently provides comprehensive management services for seven different membership organizations of which four are both National and International Organizations and one is non-profit. NPS maintains a servicing facility in Phoenix, Arizona, which includes a fully trained staff, conference room, library, accounting services and a computer room updated with the latest server technology.

         NPS is a full service association management company with the ability to work with trade associations that have between 250 members to 50,000 members.

         DESCRIPTION OF ASSOCIATIONS. Founded in 1966, the National Association of Real Estate Appraisers ("NAREA") is a professional organization of real estate appraisers. NAREA is one of the largest professional associations in the United States. Management believes that NAREA has earned the credibility and public trust needed when affiliating with a professional organization.

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

         The Environmental Assessment Association ("EAA") is an international organization dedicated to providing members with information and education in the environmental industry relating to environmental inspections and testing. EAA represents thousands of environmental professionals who provide services to a wide variety of clients including lenders, federal & state agencies and private companies. EAA's membership consists of environmental inspectors, lenders, remediation firms and government agencies. The Environmental Assessment Association offers several professional designations and memberships which management believes makes the association one of the largest in the world for environmental professionals. EAA has worked closely with Environmental Protection Agencies and management believes that EAA is at the forefront of the environmental industry maintaining a well earned reputation of "being involved."

         Effective December 1, 2008, EAA has taken over the governing and certifying of the CEHI from Safeguard. Management believes that by achieving the highest level certification under the CEHI program, "EcoCheck Inspector(TM)" professional inspectors will be empowered to validate their assessment expertise and advance their careers. The Company believes that organizations will be able to be confident hiring inspection professionals with the new CEHI(TM)
certification as it identifies experts capable of providing the EcoCheck Inspection(TM) as protection to homeowners, businesses and retail properties, builders, lenders, mortgage brokers/agents, and all other real estate oriented properties relating to state mandated energy certification, construction defects, moisture, or other environmental issues.

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

         The Housing Inspection Foundation ("HIF") is an organization of professionals dedicated to the promotion and development of Home Inspection. HIF was created to provide members with information, education, standards, ethics, and professional recognition. Management believes that the home inspection industry is the fastest growing profession today. Management believes that this creates new opportunities for those who are involved in the real estate, construction or environmental fields who are willing to learn how to perform these vital services-including home inspectors, building inspectors, real estate professionals, construction inspectors, and remodeling contractors.

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

Management believes that the Code of Ethics and Uniform Standards of Professional Meeting Planners Practice, to which members must adhere, provides the industry the assurance it needs when accepting a meeting report from an ISMP designated member. Professionally presented education programs enhance the member's knowledge. In addition to the weekly seminars and an Annual Planners Expo and Conference, members receive bi-monthly Newsletters, meeting guidelines, updates on regulations, the Annual Membership Directory and legislative monitoring of the issues affecting the industry.

PORTER VALLEY SOFTWARE, INC.

         PVS has developed various software programs, which have been designed specifically for corporate applications that require highly detailed data searching and data retention solutions, including but not limited to
InspectVue(TM) Report-Writers. InspectVue(TM) Report-Writers is a software application used by CEHIs for both residential and commercial structural, moisture, environmental and fireplace inspections. InspectVue(TM) Report-Writers uses PVS' PVS Inspection Platform(TM) as its underlying technology to accumulate and record specific and unique data on every building inspected. In January 2005, PVS won the Innovations Award presented by The International Association of Certified Home Inspectors for its InspectVue(TM) line of Professional Report-Writers. The Company believes that PVS will become a core component of the on-line and automated procedural protocols, including but not limited to new energy inspection requirements, the Company are developing in concert with ConSol and other industry participants.

MARKET OPPORTUNITY

         ESP believes the present market for various inspection services to be about 1.5 million tests per year. Because the inspection industry is fragmented and largely privately held, the exact size of the market is difficult to gauge. Sources familiar with the testing volumes for the two largest labs that analyze samples for mold and allergens indicate that their volume is more than 100,000 per month each. There are also thousands of smaller labs around the country analyzing microbiological and allergen samples.

         ESP believes that the high volume of this business is supported by the recent acquisition of Aerotech Laboratories by EMLabs P&K which primarily conducts mold and allergen screening with estimated annual revenues of approximately $250 million dollars. Aerotech has grown from employing seven people in 1997 to about 325 people prior to being sold in 2006.

         ESP is in the process of trying to expand the market by looking to include every home in the United States as a possible prospect. ESP's goal is to capture 1.5 million homes each year by 2011 that will require an initial inspection. This would represent approximately 10.2% of the estimated 126,000,000 homes in the United States; at an average cost of $650 per initial inspection.

GROWTH STRATEGY

         ESP believes that currently the inspection industry, as a whole lacks a predominant brand, lacks uniform inspection and reporting protocols, has inconsistent product and service pricing, and no consistent public outreach program. Cursory web searching tends to confirm the fragmented and relatively unsophisticated nature of the inspection industry. The Company believes that there are a few participants who are trying to build a national presence and/or a certified network of independent inspectors, but management has found no indication that these participants are very far along or well-funded in their efforts.

         ESP's inspection programs are all about "Risk Management". Management believes that it they are a significant tool to assess the health of an individual's environment. For the inspection industry, they provide an easily understood and standardized way of assessing risks regardless of location.

         ESP's inspection programs are focused on the residential real-estate, mortgage, banking and insurance industries.

         The goals are three-fold and in order of priority:

1) To gain the acceptance of the residential insurance industry to a level where members will consider offering a discount to their policyholders if their customers receive an initial EcoCheck Inspection(TM) and then participate in the pro-active comprehensive subscription based 10-year annual maintenance process called the HLMP.
2) To attract by 2013 the approximately 5,000 existing top tier home and moisture inspectors and veterans nationwide to become approved vendors of ESP as independent contractors in order to deliver the CEHI program of services.
3) To focus on turning every household in America into ESP's marketplace through environmental awareness and education by offering allergen screening, energy assessments, mold sampling, moisture management inspections, neighborhood environmental reports and radon testing.

         a. Implement a dedicated sales team to reach out to existing home inspectors and active duty and retired veterans.
         b.       Implement ESP's national marketing campaign.

CURRENT STATE OF THE INDUSTRY

         ESP believes there are two main concerns for its industry's stakeholders, which include the mortgage banking industry, the insurance industry, the real estate industry, the building industry, and the consumer, as it relates to moisture intrusion and indoor air quality and the severe impact that they can have on personal health, on-going maintenance costs, and ultimately the value of the property:

         ESP believes that I stakeholders of the building industry have an excellent understanding of the cause and effect of moisture to the structural integrity of a building and a strong understanding of the concerns of radon, asbestos, and lead issues and a volatile organic compounds ("VOCs").

         Management believes that the solution is to get a handle on how moisture plays a part in indoor air quality and to find a reasonable way to manage it by getting the industry partners to support:

         The consumer has additional issues to face while the insurance industry tries to get a handle on how to approach moisture intrusion issues.

         According to KIMBERLY LANKFORD JUNE 9, 2006, in a study by the California Insurance Department, 25% of the companies refused to renew the policies of customers who made one or two nonwater-damage claims in the past three years and 32% refused to renew policies for people who made one or two water-loss claims in the past three years.

         According to KIMBERLY LANKFORD JUNE 9, 2006, "Getting dropped by your insurance company isn't the only problem. Insurers share claims information with each other through a database called the Comprehensive Loss Underwriting Exchange ("CLUE"), and other insurers may not want to insure you after you've had a few small claims either, even if they were with another insurance company. In the California Insurance Department study, 62% of the top 13 companies refused applicants with only one or two claims in the past three years." 2

         ESP believes there is no reliable and standardized procedure to have your property removed from the CLUE report.

         Various state governments are enacting legislation and publishing in-formation on protecting buildings from moisture, mold and related environmental issues. The common thread is regular inspections to ensure any issues do not become chronic one. http://www.tdi.state.tx.us/pubs/consumer/cb074.html

         The annual costs associated with the lawsuits, additional health care including medical emergencies, construction, and remediation costs surrounding mold and moisture issues are real and staggering.

         According to the Insurance Information Institute, "US insurers paid out at least $3 billion in mold-related claims in 2002, more than double the $1.3 billion paid the previous year due to moisture related issues."

         The Company is presenting to inspection industry stakeholders that they need to understand that the pressure to address indoor air quality concerns are coming from the collective conscience of the buyers and owners who are now are focused on environmental issues and demanding "healthy" and "green" places to work and live.

                                                                    ----------------- ----------------------------------------------
         In recent  years,  media  attention  on indoor  mold has         AGE                AVERAGE PERCENT OF TIME SPENT 1,2
surged,  and this has led to rising  concern  about  mold-related   ----------------- ------------ ---------- ------------ ---------
health effects.  Mold spores primarily cause health problems when                     INSIDE THE     OTHER     OUTDOORS    INSIDE A
they are present in large  numbers and people inhale an unusually                        HOME       INDOORS                 VEHICLE
high number of them.  This occurs  primarily when there is active   ----------------- ------------ ---------- ------------ ---------
mold growth within a home, office, or school where people live or   CHILDREN              85           4           7           4
work. People can also be exposed to mold by touching contaminated   0-2
materials  and by eating  contaminated  foods.  The most  serious   ----------------- ------------ ---------- ------------ ---------
health effects of indoor mold chiefly include inflammation of the   3-5                   76           9          10           5
mucous  membranes or respiratory  tract and  infection;  however,   ----------------- ------------ ---------- ------------ ---------
allergic  symptoms are the most common  following  mold exposure.   6-11                  71          12          13           4
Typical  symptoms that  mold-exposed  persons report (alone or in   ----------------- ------------ ---------- ------------ ---------
combination)  include:  respiratory  problems,  such as wheezing,   ADULTS & TEENS        62          25           6           7
difficulty  breathing,  and shortness of breath;  nasal and sinus   ----------------------------------------------------------------
congestion;  eye irritation (burning,  watery, or reddened eyes);   1)From: STUDY OF CHILDREN'S ACTIVITY PATTERNS (Wiley ET AL.,
dry, hacking cough; nose or throat irritation; and skin rashes or   1991a, ARB Contract no. A733-149; Phillips ET AL., 1991).
irritation. The Institute of Medicine reviewed the literature and   ----------------------------------------------------------------
found evidence that mold exacerbates asthma.                        2)From: ACTIVITY PATTERNS OF CALIFORNIA RESIDENTS (Wiley ET AL.,
                                                                    1991b, ARB Contract no. A6-177-33; Jenkins ET AL., 1992a).
                                                                    ----------------------------------------------------------------

-------------- -----------------------------------------------------------------
 HEALTH END      ESTIMATED ANNUAL COSTS OF INDOOR AIR POLLUTION IN CALIFORNIA
   POINTE                                   ALONE
-------------- ------------------ --------------- --------------- --------------          As an example,  a key reason  indoor
                    HEALTH           MEDICAL           LOST             E        pollution  is so  critical  to health is that
                  VALUATION:                       PRODUCTIVITY                  Californians, like others from industrialized
                   PREMATURE         COST 1,2        COST 1,2                    nations,    spend    most   of   their   time
                   DEATH 1,2            ($              ($                       indoors-about   87%,  on   average.   So,  if
                ($ BILLIONS/YR)    BILLIONS/YR)    BILLIONS/YR)                  pollutants  are present  indoors,  there is a
-------------- ------------------ --------------- --------------- -------------- high  likelihood  that people will be exposed
Mold and             0.031             0.19             NA            0.22       to  them.  The  home is a  critical  exposure
moisture:                                                                        microenvironment  for all, and especially for
asthma and                                                                       children.
allergies
-------------- ------------------ --------------- --------------- --------------          Dampness, mold, dirty carpeting, and
Sick                  NA                NA             8.5             8.5       pest  infestations  are often  components  of
building                                                                         substandard   housing,    each   leading   to
syndrome                                                                         associated   health   problems,    especially
-------------- ------------------ --------------- --------------- -------------- allergy  symptoms and  exacerbation of asthma
TOTAL 3              0.031             0.19            8.5            8.72       attacks in  asthmatics.  Homes with  moisture
-------------------------------------------------------------------------------- and dampness  contributing to mold growth are
1.  Estimates are based on average or mid-point of incidence  rates of mortality more  likely  to be older,  poorly  insulated and morbidity from sources  discussed in the main report.  Values are rounded to buildings.
two significant figures. 2. Original data were adjusted to year 2000 dollars and year 2000 population.  3. Totals are rounded to two significant  figures.  These totals  are  likely low  because  conservative  cost  estimates  were used,  and quantitative  information  is not readily  available  for many known  impacts of indoor air  pollution,  such as for indoor PM and many indirect  costs of health effects.  The actual impact on the California  economy may be several times this total amount.
--------------------------------------------------------------------------------

         According to the 2002 Report to the California Legislature on Indoor Air Pollution in California, "The combined cost of both fatal and non-fatal impacts due to indoor air pollution in California homes, schools, and non-industrial workplaces is substantial: it is estimated at $35 billion per year. The quantifiable medical costs (direct and some indirect) due to indoor air pollution total more than $0.6 billion per year, with a large portion of the costs attributable to mold and other moisture-related allergens."

         That same Report also states that "Finally, proper operation and maintenance of buildings is critical to achieving and maintaining healthful air quality in buildings. Ventilation systems should be maintained as intended and filters replaced routinely to prevent soiling and the growth of mold and bacteria in the ventilation system and in the occupied space. Roof leaks that are not repaired promptly can lead to moisture intrusion and mold growth. Such factors not only lead to poor indoor air quality, but can also prove more costly in the long term due to increased costs to remedy the larger problems that result."

         Cal/OSHA   requires  that   workplaces  be  maintained  in  a  sanitary
condition, and that employers correct all types of water intrusion or leakage, to reduce the potential for mold growth.

COMPETITION

         ESP estimates that currently its competition is represented by 10,000 indoor air quality experts who conduct residential environmental screenings and about 40,000 home inspectors (about 10,000 conduct environmental testing as well). Approximately 20,000 consultants nationwide conduct residential environmental testing.

         ESP believes with the exception of a handful of inspection franchisors with between 150 and 400 independently owned and operated offices respectively, the inspection industry is populated primarily by sole proprietors.

         In ESP's estimation the inspection industry as a whole currently lacks a predominant brand, does not have uniform inspection and reporting protocols, is without consistent product and service pricing, and does not benefit from a public outreach or awareness program. Cursory web searching confirms the fragmented and relatively unsophisticated nature of the Industry. While there are a few people who are trying to build a national presence and/or a certified network of independent inspectors, there is no indication that they are very far along or well-funded in their efforts.

KEY COMPETITIVE ADVANTAGES

                                                                                   -------------------------------------------------
         ESP has developed a combination of standardized  proprietary  processes              KEY INTERNAL PROGRAM FEATURES
for each  aspect of the client  account  from  initial  call,  to the  dispatch,   -------------------------------------------------
through completion of every inspection.                                            >>       Standardized Training
                                                                                   >>       Standardized Certification Process
         In an effort to ensure profitability, the Company has standardized each   >>       Standardized Inspection & Report Process
of its processes and has documented a standardized  training program,  which all   >>       Standardized Result Analysis
employees/contractors  must pass. New CEHI's (including  Veteran's) are required   >>       Proprietary dispatch process
to learn the Company's  processes,  while developing working  relationships with   >>       Scripted needs assessment
administrative personal at HQ under simulated,  low-stress conditions.  Teamwork   >>       Standardized rate card
is built by fostering an understanding of all aspects of the business.             >>       Database driven trends analysis
                                                                                   >>       Scalable CEHI support systems
                                                                                   >>       Veteran Affairs approved educational
                                                                                            institution
                                                                                   -------------------------------------------------

STANDARDIZED PROCESSES AND TRAINING CREATE A COMMUNITY AMONG ALL COMPANY TEAM MEMBERS, ENSURING DEDICATION TO COMMON GOALS OF HIGH QUALITY AND EFFICIENCY

EMPLOYEES

         The Company currently employs nine full-time individuals, all of who are working at the Company's offices at 1111 East Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262. Of those nine full-time employees, five are employed in administrative, marketing, and sales positions, and the remaining four are technical employees employed in research, development and production positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase.

         To support the Company's need for technical staffing, the Company has established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet the Company's needs, both locally and from out of the area.

INTELLECTUAL PROPERTY MATTERS

         All of the Company's employees have executed agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to the Company (to the extent permitted by Federal law) all copyrights and other inventions created by the employee during employment with the Company. The rights underlying the application for the patent of the ESP technology have been assigned to the Company. The Company has in place a trade secret protection policy that the Company's management believes to be adequate to protect the Company's intellectual property and trade secrets.

         Establishing or acquiring strong brand identity is important to ESP's plans to recruit the required independent contractors and establish a strong presence in local, regional and national markets. We are working with ESP's intellectual property counsel to register a number of names for us to use in developing external brand identity. In addition, management is impressed with the number of small operators who have developed significant brand acceptance and recognition in their geographic area. We believe that these brand assets could be leveraged in much larger geographic areas with substantially larger market share. We are pursuing opportunities to expand ESP's brand identity with such small operators having significant brand acceptance in three ways: (1) through an affiliate relationship; (2) licensing for expanded territories; and/or (3) acquisition potential, where appropriate.

         Currently, ESP owns the following registered trademarks/service marks:

         1. Environmental Sampling Professionals, Inc(R), registration number 2721471;

         2.       ESP and Design(R), registration number 2788620;

         3. Allstate Home Inspection & Household Environmental Testing(R), registration number 2509084; and

         4.       Advance Look(R), registration number 3035162.


         The Company has submitted applications for registering the following trademarks/service marks:

         1.       EcoCheck Inspection and design

         2.       EcoCheck Inspector and design

         3.       CEHI (Certified Environmental Home Inspector and design)

         4.       HLMP (Healthy Living Maintenance Program and design)

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

OTHER GOVERNMENT REGULATIONS

         ESP believes that the current administration will either enact legislation or establish policies for the establishment of national standards for residential and commercial building inspections and a requirement for annual inspections for all federally insured mortgages (covering Housing and Urban

Development, Federal Housing Authority and Ginnie Mae), mortgages securitized by government sponsored enterprises (Freddie Mac and Fannie Mae), mortgages by lending institutions or properties insured by institutions receiving funds through the Emergency Economic Stabilization Act of 2008, and all properties leased and/or owned by the U.S. Government will may result in immediate and sustainable benefits. These benefits may include, but are not limited to:

>> Reduction in financial risk of and preservation of hundreds of billions of dollars of economic value for all U.S. Government directly and indirectly backed mortgages,

>> Amelioration of financial risks to lending institutions across the nation,

>> Annual inspections assist in preventing moisture related issues thereby protecting the value of the property and the health of the occupant.

>> Reduction in insurance claims and lawsuits for construction defects and accidental property damage,

>> Elimination of uninhabitable, uninsurable, and unsalable or condemned properties,

>> Stabilization and subsequent growth of the local property tax base in all states and communities,

>> Creation of 200,000 to 300,000 jobs industry related nationwide with an emphasis on providing job training for veterans

>> Establishment and maintenance of environmentally healthy buildings for employees, families, and visitors.

>>       The Public will benefit the most from this stimulus action.

ITEM 1A. RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WHICH COULD MAKE IT DIFFICULT TO ACCURATELY EVALUATE OUR BUSINESS AND PROSPECTS.

         We began offering our environmental inspection services as Environmental Service Professionals, Inc. in October 2006 and our association management services in July 2007. Accordingly, we have a limited operating history and, as a result, we have limited financial data that you can use to evaluate our business and prospects. Our business model is evolving and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our state of development. Some of these risks and uncertainties relate to our ability to do the following:

o Maintain and expand our current relationships, and develop new relationships with state, federal and environmental regulatory bodies
o Gain the acceptance of the commercial and residential insurance industry to a level where they will consider offering a discount to their policyholders, if their customers/insured's receive an initial inspection  services  and  then  participate  in an  annual  inspection program
o Maintain and expand our current relationships, and develop new relationships with the industry stakeholders including insurance, mortgage, and banking businesses, and realtors, builders, asset managers and the consumer
o        Continue to grow our revenue and meet anticipated growth targets
o Manage our expanding operations and implement and improve our operational, financial, and management controls o Respond effectively to competition
o        Implement ESP's national marketing campaign
o        Attract and retain qualified management and employees
o Attract the existing top tier home and moisture inspectors nationwide and to become approved vendors as independent contractors in order to deliver the CEHI Program of services

If we are unable to address these risks, our business, results of operation, and prospects could suffer.

LACK OF PUBLIC ACCEPTANCE OF OUR SERVICES WOULD HAVE A NEGATIVE IMPACT OUR SALES AND PROFITABILITY.

         Our business is speculative and dependent upon the acceptance of our services as an effective and reliable method to perform indoor air quality and energy use inspections. Our business is also dependent on the effectiveness of our marketing program to convince potential clients and potential independent contractors to utilize our services so that we will become profitable. We cannot assure that the public or industry stakeholders will accept our inspection services, or that we will be successful or that our business will earn any profit. We cannot assure that we will earn any revenues or that investors will not lose their entire investment. We cannot assure that we will operate our business successfully or that our common stock will have value. A failure of our marketing campaign would have a material adverse impact on its operating results, financial condition and business performance.

WE MAY RISK EXPOSURE FROM LIABILITY CLAIMS.

         Environmental inspectors face the risk of exposure to liability claims in the event that the use of analysis reports or reliance on inspection protocols cause property damage, injury or illness as a result of contamination from environmental hazards that were included in such analysis, inspection protocols, or otherwise. We expect to maintain sufficient primary or excess umbrella liability insurance. However, such insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all liabilities. Although we intend to seek contractual indemnification and insurance coverage from parties supplying its services, such indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce our future net earnings and earnings per share.

WE MAY BE HARMED BY ACTIONS TAKEN BY OUR ENVIRONMENTAL INSPECTORS THAT ARE OUTSIDE OUR CONTROL.

         A significant portion of our environmental inspectors are independent contractors and are not our employees. We provide training and support to the environmental inspectors, but the quality of their operations may be diminished by any number of factors beyond our control. Consequently, our environmental inspectors may not successfully operate in a manner consistent with our standards and requirements, or may not hire and train qualified personnel. Our image and reputation, and the image and reputation of other environmental inspectors, may suffer materially and system-wide sales could significantly decline if our environmental inspectors do not operate successfully.

WE MAY BECOME RELIANT ON TECHNOLOGY FOR EFFICIENT OPERATIONS WHICH COULD INCREASE OUR OPERATING COSTS IN THE SHORT TERM AND MAKE US VULNERABLE TO DISRUPTIONS.

         The need to synchronize data and the related information which is key to our on-line work flow system. Global trends are moving toward developing and adopting standardized protocols for data synchronization. The implementation of these protocols will be an added expense encountered by us in executing our business strategy. One of the greatest coordination challenges for us is having inspectors utilize on-line work flow systems effectively to ensure efficient and effective service to our clients and to capture the mission critical data post inspection. The Internet is playing a growing role in creating an automated communications network for presenting, tracking, and capturing this mission critical information. We believe that we will need to develop a network to enable the on-line work flow system on the Internet in order to operate profitability, which could increase our operating costs in the short term.

         Our ability to reduce costs in the long term and increase profits, as well as our ability to serve customers most effectively, may depend on the reliability of our technology network. We expect to use software and other technology systems to dispatch inspectors in the most efficient manner to optimize the use of standardized inspection and analysis protocols and minimize the time spent at each stop. Any disruption to these computer systems in the future could adversely impact our customer service, decrease the volume of our business, and result in increased costs. While we expect to invest in technology security initiatives and disaster recovery plans, we recognize that these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits.

OUR BUSINESS STRATEGY, IN PART, DEPENDS UPON OUR ABILITY TO COMPLETE AND MANAGE ACQUISITIONS OF OTHER COMPANIES.

         Our primary strategy is to achieve growth through acquisitions of businesses. We may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Furthermore, future acquisitions may have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired businesses are being integrated into our operations.

      Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our operations, marketing programs, and reporting and information systems. We may not be able to successfully integrate the acquired company's operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

         In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited.

         Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

WE HAVE NO ASSURANCE THAT OUR PROPOSED ACQUISITIONS WILL BE COMPLETED.

         Our business strategy, in part, is to expand our operations through strategic acquisitions. We have not entered into any agreements, arrangements or understandings to acquire any operating companies, and we cannot assure that any acquisition will be completed for any number of reasons. These reasons include, but are not limited to, our ability to obtain funding, complete the necessary due diligence to our satisfaction, agree on all material terms of definitive purchase agreements, obtain audited financial statements consistent with the unaudited financial statements, or otherwise consummate the acquisition of any or all of such entities.

WE MAY NOT BE ABLE TO MANAGE PROPOSED ACQUISITIONS AND ACHIEVE PROFITABILITY.

         In the event that we are able to complete any acquisitions, such acquisitions would present numerous challenges to us. These include, but are not limited to, the integration of the acquired entities with our operations, technologies and management and the attendant risks associated with such acquisitions, including, but not limited to, possible unanticipated liabilities, unanticipated costs, and diversion of management attention or loss of personnel.

         We cannot assure you that we will successfully integrate or profitably manage any acquired businesses, that our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisitions, or that the acquisitions will result in increased earnings for us in any future period. Successful integration of our operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured. To manage growth effectively, we will need to invest in development of enhancements to existing services, implement operational, financial and management information systems, procedures and controls, and integrate our personnel and operations with those of an acquired company. We cannot assure that we will be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on our business, financial condition and/or operating results.

WE MAY BECOME SUBJECT TO UNDISCLOSED LIABILITIES AS A RESULT OF PROPOSED ACQUISITIONS.

         While we will conduct whatever due diligence we can with regard to all acquisitions, there may be significant undisclosed liabilities associated with an entity that might not be known to us prior to an acquisition. The indemnities and warranties that we will receive in connection with the proposed acquisitions might not fully cover such liabilities, in which case our operations may be adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AGAINST COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES.

         The indoor air quality testing industry is extremely competitive. Our principal competitors include other indoor air quality testers, certified industrial hygienists, home inspectors, termite inspectors, and remediation and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than ESP. We believe that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in our services. There are no significant barriers of entry that could keep potential competitors from opening similar indoor air quality testing facilities. Our ability to compete successfully in the industry will depend in large part upon our ability to market and sell our indoor air quality testing services and to respond effectively to changing insurance industry standards and methodology. We cannot assure that ESP will be able to compete successfully in the indoor air quality testing industry, or that future competition will not have a material adverse effect on our business, operating results, and financial condition.

WE MAY FROM TIME TO TIME BE SUBJECT TO DISPUTES WITH CUSTOMERS AND VENDORS RELATING TO AMOUNTS INVOICED FOR SERVICES PROVIDED WHICH WE MAY NOT BE ABLE TO RESOLVE IN OUR FAVOR.

         It is not unusual in our industry to occasionally have disagreements with vendors relating to amounts billed for services provided between the recipient of the services and the vendor. To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected.

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS UNCERTAIN.

         We rely on know-how and trade secrets to maintain our competitive position. Confidentiality agreements or other agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our proprietary technology, know-how, trade secrets, or other proprietary information in the event of misappropriation, unauthorized use or disclosure or other breaches of the agreements, or, even if such agreements are legally enforceable, we may not have adequate remedies for breaches of such agreements. The failure of our agreements to protect our proprietary technology could result in significantly lower revenues, reduced profit margins or loss of market share.

         The market for our services depends to some extent upon the goodwill associated with our trademarks and service marks. We own, or have licenses to use, the material trademarks, service marks and trade names used in connection with the marketing and performance of our services in the markets where those services are sold. Therefore, trademark protection is important to our business. Although our trademarks and service marks are registered in the United States, we may not be successful in asserting trademark protection. In addition, the laws of certain foreign countries may not protect our trademarks or service marks to the same extent as the laws of the United States. The loss or infringement of our trademarks or service marks could impair the goodwill associated with our brands, harm our reputation and have a material adverse effect on our financial results.

WE EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEAR FUTURE.

         We project that we will continue to incur development and administrative expenses and operate at a loss for up to the next three years unless we are able to complete several acquisitions or generate substantial revenues from inspection and membership services. We cannot be certain whether or when we will be able to achieve profitability because of the significant uncertainties with respect to our business.

OUR CURRENT CAPITALIZATION IS INADEQUATE AND WE MAY NOT BE ABLE TO RAISE THE REQUIRED CAPITAL TO CONDUCT OUR OPERATIONS.

         We have incurred substantial indebtedness through short-term bridge loans and other short term loans made to us during the past 12 months by investors and lenders. These loans have maturity dates occurring in the second quarter of 2008. We must raise substantial equity capital in order to refinance these short-term loans because our businesses do not have sufficient revenue to service the debt. We cannot assure that we will be able to raise the necessary capital to repay our debt. If we default on the debt, a significant portion of which is secured by our assets, then we could lose our businesses and related assets, causing investors to lose their entire investment in us. Furthermore, we cannot assure that we will not incur debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not default on our debt, jeopardizing our business viability. We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business.

         We will require additional capital resources including, but not limited to, exercise of outstanding warrants, in order to conduct our operations and raise sufficient working capital, as well as in order to grow and expand our business. Future events may lead to increased costs that could make it difficult for us to succeed. To raise additional capital, we may be required to sell additional equity securities, or accept debt financing or obtain financing through a bank or other entity. If additional funds are raised through the issuance of additional stock, there may be a significant dilution in the value of our outstanding common stock. We may not have binding arrangements with respect to additional financings, even though we have signed investment and financing commitments. If we so require, future financing may not be available to us on commercially reasonable terms, or at all. We cannot assure that any additional financings will be available to us, which we will be able to obtain additional loans, or that adequate funds for our operations will otherwise be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from achieving profitability and would have a material adverse effect upon us, which may result in the loss of your investment in ESP.

OUR INDUSTRY IS SUBJECT TO REGULATION THAT COULD ADVERSELY IMPACT OUR BUSINESS.

         Our business is subject to various federal, state and local laws that govern indoor air quality assessors and hygienists, business licensing, and those governing health, safety, the rights of employees, employment discrimination, wrongful termination, wages, hours, taxes, quality of service, and other matters. A failure by us or our independent environmental inspectors to comply with applicable government regulations or insurance company requirements could have a material adverse effect on our financial condition and business operations.

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT WE WILL CONTINUE AS A GOING CONCERN.

         The accompanying financial statements to this filing have been prepared assuming that we will continue as a going concern. As discussed in Note 10 to the financial statements, we generated net losses of $31,237,703 during the period from September 29, 1992 (inception) through December 31, 2008. These conditions raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise additional funds through debt or equity offerings. We are insolvent unless and until we raise adequate capital to repay our short-term indebtedness which is in default. There is no guarantee that we will be able to raise any capital through any type of offerings.

WE ARE CURRENTLY IN DEFAULT ON OUR BRIDGE LOANS.

         We have failed to repay our bridge loans on a timely basis. Currently, our bridge loan lenders are exercising forbearance on a voluntary day-to-day basis. We cannot assure that our lenders will continue to refrain from enforcement and foreclosure on their loans. If we are not able to repay or refinance bridge loans, we may experience foreclosure on our assets and a cessation of our business. In such circumstances you may lose your entire investment in ESP.

WE HAVE AN OBLIGATION TO REPURCHASE STOCK ISSUED TO CERTAIN BRIDGE LOAN LENDERS.

         We have an obligation to repurchase stock issued to certain bridge loan lenders. We cannot assure that we will have sufficient funds to repurchase the stock and we may default on this obligation. Currently, we have an obligation to repurchase 215,321 shares of our common stock at a price of $1.00 per share.

OUR BUSINESS MAY BE SUBJECT TO FLUCTUATIONS IN THE ECONOMY AND GEOPOLITICAL EVENTS.

         Our business could be affected by general economic conditions and those specific to the inspection, real-estate and energy management industries. In addition, our business could be affected by geopolitical events such as war, threat of war or terrorist actions. Such an economic downturn or geopolitical event could materially and adversely affect our business and financial condition.

IF WE WERE TO LOSE THE SERVICES OF OUR KEY PERSONNEL, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

         Our success is substantially dependent on the performance of our executive officers and key employees. Given our early stage of operation, we are dependent on our ability to retain and motivate high quality personnel. Although we believe we will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect our ability to market and perform our services. The loss of one or more of our key employees or our inability to hire and retain other qualified employees could have a material adverse effect on our business

IF WE ARE UNABLE TO HIRE, RETAIN OR MOTIVATE QUALIFIED PERSONNEL, CONSULTANTS, INDEPENDENT CONTRACTORS AND ADVISORS, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

         Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee, consultant or independent contractor of ESP. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

DIRECTORS AND OFFICERS HAVE LIMITED LIABILITY.

         As permitted by the Nevada General Corporation Law, our certificate of incorporation and by-laws limit the personal liability of our directors and stockholders for monetary damages for breach of fiduciary duty as a director or stockholder, but such provision does not eliminate or limit the liability of a director in certain circumstances, such as for: (i) any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Nevada General Corporate Law; or (iv) for any transaction from which the director derived an improper personal benefit. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

UNTIL OCTOBER 2006, WE WERE A PUBLIC SHELL COMPANY. THERE ARE CERTAIN RISKS ASSOCIATED WITH TRANSACTIONS WITH PUBLIC SHELL COMPANIES GENERALLY, INCLUDING INCREASED SECURITIES AND EXCHANGE COMMISSION SCRUTINY AND REGULATION AND LACK OF ANALYST COVERAGE.

         Prior to October 2006, we were effectively a public shell company with no material assets or operations and our only value was that we maintained current filings with the Securities and Exchange Commission ("SEC") and a class of securities that was traded on the OTC Bulletin Board. Substantial additional risks are associated with a public shell merger transaction such as the absence of accurate or adequate public information concerning the public shell; undisclosed liabilities; improper accounting; claims or litigation from former officers, directors, employees or stockholders; contractual obligations; regulatory requirements and others. Although management performed due diligence on the public shell company, there can be no assurance that such risks do not occur. The occurrence of any such risk could materially adversely affect our results of operations, financial condition and stock price. Security analysts of major brokerage firms may not provide coverage of us. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on our behalf or make a market in our stock in the future.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

         The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASD's
OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

OUR PRINCIPAL SHAREHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER SHAREHOLDERS.

         As of March 31, 2009, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 57% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

WE CAN PROVIDE NO ASSURANCE THAT OUR INTERNAL CONTROL OVER OUR FINANCIAL REPORTING WILL BE EFFECTIVE UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

         Given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective under Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). Moreover, we can provide no assurance as to any matters that might be reported in our management's assessment of our internal control over financial reporting or our independent registered public accounting firm's audit report. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the Financial Industry Regulatory Authority, Inc. ("FINRA"). Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN, AND IS LIKELY TO CONTINUE TO BE, VOLATILE WITH LIMITED LIQUIDITY.

         The trading prices of our common stock and the securities of service companies generally have been highly volatile. Trading volume has been extremely light and may not increase, resulting in limited liquidity for stockholders. The trading price of our common stock may decline or fail to appreciate. Factors affecting the trading price of our common stock will include:

o        variations in our operating results;
o announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
o        recruitment or departure of key personnel;

o changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
o developments or disputes concerning our intellectual property or other proprietary rights;
o        the gain or loss of significant customers;
o market conditions in the inspection industry, the industries of our customers, and the economy as a whole; and
o adoption or modification of regulations, policies, procedures or programs applicable to our business.

         In addition, if the market for service company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, AND THE FAILURE TO ESTABLISH ONE WOULD ADVERSELY AFFECT THE ABILITY OF OUR INVESTORS TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

         At present, there is minimal trading of our securities, and there can be no assurance that an active trading market will develop. Our common stock is traded on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than FINRA's automated quotation system, or NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original price or at any price.

TRADING ON THE OTC BULLETIN BOARD MAY BE DETRIMENTAL TO INVESTORS.

         Securities traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market, investors may have difficulty buying and selling our common stock or obtaining market quotations, market visibility for our common stock may be limited, and a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

         We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

WE MAY USE OUR PREFERRED STOCK AS AN ANTI-TAKEOVER DEVICE.

         We are authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of ESP without any further action by our stockholders.

WE ARE SUBJECT TO CRITICAL ACCOUNTING POLICIES, AND WE MAY INTERPRET OR IMPLEMENT REQUIRED POLICIES INCORRECTLY.

         We will follow generally accepted accounting principles for the U.S. in preparing our financial statements. As part of this process, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

FUTURE POTENTIAL LITIGATION

         The Company and its affiliates may in the future become involved in litigation. The results of litigation, if any, could have a material adverse impact on the Company and its business, operating results, and financial condition. There is no assurance that the Company will not be subject to litigation or will prevail in any litigation, or that the litigation will not result in a material loss to the Company.

INADEQUACY OF COMPANY FUNDS

         The Company has limited capital available to it. If the Company's entire capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then the Company's financial condition, results of operations and business performance would be materially adversely affected. There is no assurance that the Company will have adequate capital to conduct its business.

NO ASSURANCE OF PROFIT

         The Company's business is speculative and dependent upon the Company's ability to market and sell its environmental inspection services and related products and services, of which there is no assurance. The Company has incurred operating losses since inception and may incur operating losses in the future. There is no assurance as to whether the Company will be successful or earn profits. There is no assurance that the Company will earn significant revenues.

DETERMINATION OF CONSIDERATION TO MANAGEMENT

         The Common Stock and cash consideration being paid by the Company to its management and its affiliates has not been determined based on arms length negotiation. While management believes that the consideration is fair for the work being performed, there is no assurance that the consideration to management reflects the true market value of its services.

OPERATIONS - POSSIBLE LIENS

         If the Company fails to pay for materials and services for its business on a timely basis, the Company's assets could be subject to material men and workmen's liens. The Company may also be subject to bank liens in the event that it defaults on loans from banks, if any.

CONFLICTS OF INTEREST

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

RISKS ASSOCIATED WITH POSSIBLE NONCOMPLIANCE WITH SECURITIES LAWS

         There is no assurance that in the course of prior offerings of securities made by the Company, inadvertent noncompliance with applicable federal or state securities laws has not occurred. If a security holder in the Company asserts a claim based on an alleged violation of securities laws, or if a government agency makes such a charge, the Company may not have the necessary resources to repurchase the security, if a right of rescission is involved, or to otherwise settle the claim.

WE MUST RESTATE CERTAIN OF OUR FINANCIAL STATEMENTS, WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         We must restate our financial statements for the fiscal years ended December 31, 2006 and 2007, as well as for the three months ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008,
September 30, 2008 to reflect the Security and Exchange Commission's concerns regarding our prior accountant's treatment of our business combination which closed in October 2006. We do not anticipate that the changes to our financial statements will be material or that they will have a material adverse effect on our business, but we cannot assure that the changes will not adversely affect the trading price of our common stock.

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


ITEM 2. PROPERTIES

         ESP currently leases approximately 4,433 square feet of office space at a rental rate of approximately $6,000 per month pursuant to a month-to-month lease, which commenced in August 2006 at 1111 E. Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262.

         As of March 31, 2009, the Company has consolidated all of its operations into its headquarters at 1111 E. Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262.

ITEM 3. LEGAL PROCEEDINGS

         The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time is considered to be material to the Company's business or financial condition.

         JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL. On December 6, 2006, John Cooley filed a civil complaint in Ventura County alleging breach of fiduciary duty and fraud regarding the restructuring of Pacific Environmental Sampling, Inc. on March 25, 2006. On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and for appointment of a receiver. Both of Cooley's requests were denied by the Court. ESP and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the fraud claim and the demurrer was sustained. Cooley was permitted by the Court to file a First Amended Complaint to attempt to correct deficiencies. With an extension, the First Amended Complaint was filed on March

27, 2007. Subsequently, this First Amended Compliant was rejected as was the Second Amended Complaint. On April 4, 2008 a hearing for a Third Amended Complaint was held before the court and we were granted all submitted demurrers and Motions to Strike. On April 25, 2008, Cooley submitted a Fourth Amended Complaint. A tentative hearing date has been set for May 30, 2008. On July 3, 2008, a hearing regarding plaintiff Cooley's fourth amended complaint was held before the Court and the Company was granted all submitted demurrers and Motions to Strike. On July 29, 2008, plaintiff Cooley advised that he does not intend to file a fifth amended complaint. A Case Management Conference was held March 30, 2009 at which time another Case Management Conference was scheduled for August, 2009. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.

         STEINER V. KEITH SWIFT, JACKI SWIFT, INDIVIDUALS, ENVIRONMENTAL SERVICE PROFESSIONALS, INC. On December 9, 2008, Lorne Steiner filed a cross complaint in Los Angeles County naming Environmental Service Professionals, Inc. as a Cross-Defendant in response to a civil complaint filed against him by Keith Swift and Jacki Swift. Steiner's allegation against the Company are for breach of contract, fraud, abuse of legal process and indemnification as it relates to the stock purchase agreement of Porter Valley Software, Inc. On January 23, 2009, Steiner filed for a default judgment on the Company, this was subsequently denied. On March 20, 2009, Steiner applied for a Writ of Attachment against the Company's assets, which was subsequently denied. The Company has provided all responses required. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

         Effective on February 19, 2009, holders of 31,541,483 shares of the Company's common stock, or approximately 60.0% of the total issued and outstanding common stock of the Company, voted to amend the Company's
Certificate of Incorporation in order to increase the number of authorized shares of common stock from 100,000,000, par value $0.001 per share, to 295,000,000, par value $0.001 per share and to increase the number of authorized shares of preferred stock from 1,000,000, par value $0.01 per share, to 5,000,000, par value $0.001 per share. The Board of Directors of the Company voted unanimously to implement this shareholder action.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "EVSP." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years as reported by Yahoo! Finance was as follows.

------------------ -------- ---------- ------------------- ------------ --------
      2007          HIGH       LOW            2008            HIGH          LOW
------------------ -------- ---------- ------------------- ------------ --------
First Quarter       $1.25     $0.52     First Quarter         $0.25        $0.14
Second Quarter      $1.40     $0.51     Second Quarter        $0.23        $0.08
Third Quarter       $2.20     $0.40     Third Quarter         $0.15        $0.06
Fourth Quarter      $0.76     $0.15     Fourth Quarter        $0.08        $0.01
------------------ -------- ---------- ------------------- ------------ --------

---------------------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         There is currently minimal trading volume for the Company's securities. During the period from January 1, 2007 through March 31, 2009, ESP's common stock traded at a high of $2.20 and a low of $0.01.

         As of March 31, 2009, there were approximately 250 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which is unknown. As of March 31, 2009, there were approximately 57,310,345 shares of common stock outstanding on record.

         As of March 31, 2008, 3,127,678 shares of outstanding common stock were
cancelled  for   non-performance  of  various  consultants  and  termination  of negotiations of additional debt or equity.

PURCHASES OF THE COMPANY'S SECURITIES BY ESP OR ITS AFFILIATES

         None of the Company's shares of common stock were purchased by ESP or its affiliates during the fiscal year ended December 31, 2008.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         See "Executive Compensation-- Employee Benefit Plans."

WARRANTS

         During the fiscal year ended December 31, 2008, ESP issued warrants to purchase a total of 2,745,400 shares of common stock, of which 950,000 were issued for Services at an exercise price of $0.17 per share and expire 3 years from the date of issuance, 1,183,331 were issued for Services at an exercise price of $0.25 per share and expire 3 years from the date of issuance, 100,000 were issued for Services at an exercise price of $0.50 per share and expire 3 years from the date of issuance, 300,000 were issued for Services at an exercise price of $0.58 per share and expire 3 years from the date of issuance, 212,069 were issued for Services at an exercise price of $0.75 per share and expire 3 years from the date of issuance.

         As of March 31, 2009, none of these warrants have been exercised.

ITEM 6. SELECTED FINANCIAL DATA.

         Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about ESP Inc.'s ("ESP," "we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;

         (b)      potential fluctuation in quarterly results;

         (c)      failure of the Company to earn revenues or profits;

         (d) inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

         (e) failure to commercialize the Company's technology or to make sales;

         (f)      changes in demand for the Company's products and services;

         (g)      rapid and significant changes in markets;

         (h) litigation with or legal claims and allegations by outside parties;

         (i)      insufficient revenues to cover operating costs;

         (j) failure to obtain FDA approval for the Company's new medical scanning device, which is still in its prototype stage.

         There is no assurance that we will be profitable. We may not be able to develop, manage or market our products and services successfully. We may not be able to attract or retain qualified executives and technology personnel. We may not be able to obtain customers for our products or services. Our products and services may become obsolete. Government regulation may hinder our business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

CURRENT OVERVIEW

         Our efforts have been to establish ESP in the various local, state and federal governmental agencies responsible for creating policies related to the residential and commercial building industry and associated health and energy efficiency needs. The Company's holistic approach to providing inspection services has been accepted as a primary industry representative by a number of these agencies. ESP continues to make its resources available to assist in information exchange with the Housing and Urban Development, Department of Defense, Veterans Affairs, the Federal Housing Authority, Fannie Mae, Freddie Mac, Ginnie Mae agencies including their associated consultants while upcoming policies are being decided.

         The Company has continued to develop and implement its inspection protocols, training and certification with ConSol, Allied Business Schools and the Environmental Assessment Association. Our progress on optimizing the entire on-line inspection process has continued based on the outcomes of the proof of concept conducted in 2008.

         Our test-marketing of the CEHI(TM) program and related services conducted in 2008 has now finished and additional refinements are in progress.

         The sales and revenues from service are either from our proof of concept and test-marketing phase of applicants enrolling into the CEHI(TM) program or end-customers requesting inspections.

         Our test-marketing efforts through WEB site advertising, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generated leads of potential customers desiring to purchase services either immediately or in the course of one month. Management expects that when the additional refinements to the marketing program are completed it will eventually help stabilize the amount of services sold on a monthly basis with immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations.

REVENUE RECOGNITION

         We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated service refunds, which is based upon our refund policy. We accrue the subscription based HLMP fees for future service delivery and other allowances based on our experience. We will record interest income on the accrued HLMP fees as earned income on a quarterly basis. Generally, if we extend credit to our customers we do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not provide services until we have either a purchase agreement or service agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales that are "final" with a payment arrangement. We do not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers.

         As of January 1, 2007, the Company ceased offering new franchises and did not renew any franchise registration or make any franchise sales for the year ending December 31, 2007 or the year ending December 31, 2008. All franchisees have either been incorporated into the CEHI program or released for non-performance. All franchisees that have been incorporated into the CEHI program or released for non-performance have executed mutual releases for their previously owned franchises.

COST OF REVENUE

         Cost of revenue generated by Safeguard consists of costs related to cost of goods sold for providing CEHI inspection services. Costs related to the CEHI services include contractor fees, laboratory fees, related supplies, and materials.

         Cost of revenue generated by the interest on the accrual of the subscription based HLMP fees consists of costs related to trust fund manager, bank fees, and affinity programs.

         Cost of revenue generated by NPS consists of costs related to cost of providing membership services. Costs related to the membership services includes postage, industry related information literature, related supplies and materials.

         Cost of revenue generated by Porter Valley Software consists of costs related to cost of providing application support and upgrade services. Costs related to the application support service include application hosting, postage, telephone long distance, industry related information literature, related supplies and materials. Costs related to application upgrade services include on-going development and programmer consultant fees,

OTHER ACCOUNTING FACTORS

         The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

         Although we are unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, other than the current economic environment,

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

REVENUE

         Total revenue for the period ended December 31, 2008 increased by $689,035 to $1,270,838 from $581,803 in the prior year ended December 31, 2007, which represented an increase of 118%. The increase in sales was attributed directly to higher volume of contractors and clients.

         Several employees were let go and offices in Arizona, California. The Company consolidated the National Professionals Services, Inc., and Porter Valley Software, Inc., offices into the main office in Palm Springs and was subsequently closed, which lowered administrative expenses. Although the Company has made significant strides in implementing its strategy the economic downtown has contributed significantly to the lower than expected revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $3,247,322, down from $9,658,867 in 2007, to $6,411,545 for the year ended December 31, 2008. This decrease in general and administrative expenses was the result of decreased commissions from the prior period and decreased finance fees from the prior period.

NET LOSS

         There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended December 31, 2007, the Company incurred a net pre-tax loss from continuing operations of $7,212,194. This was a decrease of $14,255,912 or 151% compared to the prior year. 74% of the net pre-tax loss for the fiscal year ended December 31, 2007 was the result of a write down of $11,444,378 in goodwill, $4,407,663 in finance fees, and $359,218 in assets (training materials) attributable to the AHI acquisition.

         We expect the trend of operating losses by the Company to continue into the future at the current or greater rate as we spend money on product development and marketing. There is no assurance we can achieve significant profitable sales to overcome losses. We do not expect litigation against us to expand as we have secured an agreement from an equity investor, pursuant to the Form 8K filed on March 2, 2009, to purchase the entire value of the currently released private placement, so our feeling is that the trend is away from increasing litigation, although we can give no assurances in relation to future litigation.

LIQUIDITY AND CAPITAL RESOURCES

         ESP had net cash of $8,744 at December 31, 2008, as compared to $-0- at December 31, 2007.

         During the year ended December 31, 2008, ESP used $1,371,031 of cash for operating activities, as compared to $5,051,668 during the year ended December 31, 2007. The decrease in the use of cash for operating activities was a result of finance fees, accounts payable, and other general and administrative expenses.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2008 was $1,011,139, as compared to $2,046,416 during the year ended December 31, 2007. Since January 1, 2008, ESP's capital needs have primarily been met from the proceeds of private placements, loans and, to a lesser extent, sales.

         The Company's $8,744 cash balance at December 31, 2008, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. The Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. The Company's management believes it will be able to obtain sufficient cash resources and working capital to meet the Company's present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended December 31, 2008; the Company has been successful in closing additional funds as described under the Convertible Notes and through the sale of unregistered common stock (see "ITEM 8, Financial Statements, Events Subsequent to Fiscal Year Ended December 31, 2008" below). The Company contemplates additional sales of debt instruments and unregistered common stock during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

         Our total assets decreased from $1,789,245 as of December 31, 2007 to $997,208 as of December 31, 2008, a difference of $792,037 or 44%.

         Our total liabilities increased from $5,224,682 as of December 31, 2007 to $7,214,601 as of December 31, 2008. This increase is due in large part to new financing and increase in accounts payable.

         Primarily in connection with the non-performance of two equity investors, the Company has had three judgments imposed: Palm Desert National Bank for $284,761.89, David Reichman for $95,463.00 and BOCA funding for $741,839.00. These amounts are included in our current financials and negatively impact the liquidity of the Company.

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2008. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS


Report of Independent Registered Public Accounting Firm .................    F-2

Balance Sheets as of December 31, 2008 and 2007..........................    F-3

Statement of Operations for the years ended December 31, 2008 and 2007...    F-4

Statement of Changes in Stockholders' Deficit for the years ended
 December 31, 2008 and 2007..............................................    F-5

Statement of Cash Flows for the years ended December 31, 2008 and 2007 ..    F-6

Notes to Financial Statements ...........................................    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             STAN J.H. LEE, CPA, CMA
              2160 North Central Rd. Suite 203 Fort Lee t NJ 07024
                    P.O. Box 436402 San Ysidro CA 92143-9402
            619.623.7799, FAX: 619-564-3408 E-MAIL: STAN2U@GMAIL.COM


To the Board of Directors and Stockholders
Environmental Service Professionals, Inc.

         We have audited the accompanying balance sheets of Environmental Service Professionals, Inc. as of December 31, 2008 and 2007, the related statements of operations, stockholders' equity, and cash flows for the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Service Professionals, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2008 of $31,237,713 including a net loss of $7,212,194 for the year ended December 31, 2008. These factors as discussed in Note 10 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stan J.H. Lee, CPA, CMA

------------------------


Fort Lee, New Jersey
April 15, 2009
May 8, 2008 (for December 31, 2007)

          Registered with the Public Company Accounting Oversight Board Member of New Jersey Society of Certified Public Accountants

                          ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheet

-------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                          AS OF                   AS OF
                                                                       DECEMBER 31,            DECEMBER 31,
                                                                           2008                    2007

                                                                    ------------------      -----------------
    CURRENT ASSETS
      Cash & cash equivalents                                       $           8,744       $              -
      Accounts receivable                                                      79,814                138,180
      Receivable - other                                                        9,199                  9,868
      Prepaid expense                                                               -                926,254
                                                                    ------------------      -----------------

    TOTAL CURRENT ASSETS                                                       97,757              1,074,301

    NET PROPERTY & EQUIPMENT                                                   54,637                 72,972

    OTHER ASSETS
      Deposits                                                                  2,120                  2,120
      Net - association membership list                                       751,750                639,852
      Employee Advances                                                        90,944                      -

    TOTAL OTHER ASSETS                                                        844,814                641,972

                                                                    ------------------      -----------------

            TOTAL ASSETS                                            $         997,208       $      1,789,245
                                                                    ==================      =================

                                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
      Accounts payable                                              $       2,081,707       $      1,308,814
      Bankoverdraft                                                            83,758                336,369
      Line of credit                                                          583,461                220,417
      Accrued liabilities                                                     233,212                144,502
      Taxes payable                                                             1,151                      -
      Loans payable                                                         2,958,885              1,947,746
      Loans payable - related party                                            28,493                 22,900
                                                                    ------------------      -----------------

    TOTAL CURRENT LIABILITIES                                               5,970,667              3,980,748

    LONG-TERM LIABILITIES
      Unsecured 10% Loan payable                                            1,243,934              1,243,934
                                                                    ------------------      -----------------

    TOTAL LONG-TERM LIABILITIES                                             1,243,934              1,243,934
                                                                    ------------------      -----------------

            TOTAL LIABILITIES                                               7,214,601              5,224,682

    STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 55,398,595 and 21,783,375 shares issued and
         outstanding as of December 31, 2008 and 2007, respectively)           55,599                 21,783
      Paid-in capital                                                      24,964,721             20,568,299
      Retained earnings (Deficit)                                         (31,237,713)           (24,025,519)
                                                                    ------------------      -----------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (6,217,393)            (3,435,437)
                                                                    ------------------      -----------------
              TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY (DEFICIT)             $         997,208       $      1,789,245
                                                                    ==================      =================


               See Notes to the Consolidated Financial Statements

                        ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                   Consolidated Statement of Operations
--------------------------------------------------------------------------------------------------------

                                                                  YEAR ENDED             YEAR ENDED
                                                                 DECEMBER 31,           DECEMBER 31,
                                                                     2008                   2007
                                                              --------------------   -------------------

        REVENUES
          Income                                              $         1,270,838    $          581,803
                                                              --------------------   -------------------

        NET REVENUE                                                     1,270,838               581,803

        COST OF GOODS SOLD
          Cost of goods sold                                              463,669                57,104
                                                              --------------------   -------------------

        TOTAL COST OF GOODS SOLD                                          463,669                57,104
                                                              --------------------   -------------------

        GROSS PROFIT                                                      807,169               524,699

        OPERATING EXPENSES
          Depreciation                                                     18,335                13,281
          Finance fee                                                         409             4,407,663
          Directors fees                                                3,750,000                     -
          Professional fees                                             1,002,503             1,975,798
          General and administrative                                    1,640,298             3,262,125
                                                              --------------------   -------------------

        TOTAL OPERATING EXPENSES                                        6,411,545             9,658,867
                                                              --------------------   -------------------

        LOSS FROM OPERATIONS                                           (5,604,376)           (9,134,168)

        OTHER INCOME (EXPENSES)
          Interest income                                                       -                   366
          Interest expense                                             (1,607,444)             (209,099)
          Impairment of goodwill                                                -           (11,444,378)
          Other income                                                         54               234,019
          Other expenses                                                     (428)             (914,846)
                                                              --------------------   -------------------

        TOTAL OTHER INCOME (EXPENSES)                                  (1,607,818)          (12,333,938)
                                                              --------------------   -------------------

        NET INCOME (LOSS)                                     $        (7,212,194)   $      (21,468,106)
                                                              ====================   ===================

         BASIC EARNING (LOSS) PER SHARE                       $             (0.16)   $            (1.18)
                                                              --------------------   -------------------

        WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES - BASIC AND DILUTED                            43,748,777            18,250,793
                                                              ====================   ===================




               See Notes to the Consolidated Financial Statements

                   ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Stockholder Equity (Deficit)
                                     As of December 31, 2008
------------------------------------------------------------------------------------------------
                                                            ADDITIONAL
                                      COMMON       COMMON    PAID-IN      RETAINED       TOTAL
                                      SHARES      STOCK      CAPITAL      EARNINGS
                                                                         (DEFICIT)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2006         13,973,546     13,973  11,323,035   (2,557,413)   8,779,595
------------------------------------------------------------------------------------------------

Shares Issued on January 25, 2007        39,266         39      64,161                    64,200

Shares Issued On February 16, 2007      200,000        200      19,800                    20,000

Shares Issued On February 20, 2007    1,000,000      1,000     579,000                   580,000

Shares Issued on March 16, 2007         122,917        123     188,980                   189,103

Shares Issued on April 16, 2007         153,000        153     519,647                   519,800

Shares Issued on May 18, 2007         1,795,000      1,795   1,090,047                 1,091,842

Shares Issued on June 7, 2007           404,742        405      78,945                    79,350

Shares Issued On June 26, 2007          900,000        900   1,491,600                 1,492,500

Shares Issued on July 7, 2007           381,035        381   2,340,136                 2,340,517

Shares Issued on July 17, 2007          892,300        892     891,408                   892,300

Shares Issued On August 1, 2007          50,000         50      28,950                    29,000

Shares Issued on September 11, 2007     806,051        806      79,799                    80,605

Shares Issued on October 2, 2007        515,518        516   1,818,341                 1,818,857

Shares Issued on October 2, 2007        550,000        550      54,450                    55,000

 Net loss for the year ended
 December 31, 2007                                                      (21,468,106) (21,468,106)
-------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2007         21,783,375     21,783  20,568,299  (24,025,519)  (3,435,437)
-------------------------------------------------------------------------------------------------

Shares Issued on February 21, 2008      100,000        100      13,900                    14,000

Shares Issued on March 17, 2008         100,000        100      14,900                    15,000

Shares Issued on March 19, 2008          25,000         25       3,725                     3,750

Shares Issued on June 7, 2008         2,179,504      2,180     197,620                   199,800

Shares Issued on June 10, 2008       25,000,000     25,000   3,725,000                 3,750,000

Shares Issued on June 10, 2008          800,000        800     119,200                   120,000

Shares Issued on June 20, 2008          500,000        500      74,500                    75,000

Shares Issued on July 29, 2008          110,000        110       9,790                     9,900

Shares Issued on August 15, 2008        438,965        439      28,094                    28,533

Shares Issued on August  21, 2008        98,324         98       7,768                     7,866

Shares Issued on September 23, 2008     200,000        200      11,800                    12,000

Shares Issued on September 24, 2008     545,000        545      32,155                    32,700

Shares Issued on September 24, 2008     200,000        200      11,800                    12,000

Shares Issued on October 29, 2008       311,615        312      18,385                    18,697

Shares Issued on November 21, 2008    1,000,000      1,000      49,000                    50,000

Shares Issued on November 24, 2008      235,000        235       9,165                     9,400

Shares Issued on November 24, 2008      125,000        125       4,875                     5,000

Shares Issued on December 15, 2008    1,464,812      1,647      56,945                    58,592

Shares Issued on December 23, 2008      200,000        200       7,800                     8,000

 Net loss for the year ended
 December 31, 2008                                                       (7,212,194)  (7,212,194)
-------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2008         55,416,595   $ 55,599 $24,964,721 $(31,237,713) $(6,217,393)
=================================================================================================






               See Notes to the Consolidated Financial Statements

                           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Cash Flows

---------------------------------------------------------------------------------------------------------------

                                                                                YEAR ENDED         YEAR ENDED
                                                                               DECEMBER 31,       DECEMBER 31,
                                                                                  2008               2007
                                                                             ---------------    ---------------

   CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                       $    (7,212,194)   $   (21,468,106)

     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
           Depreciation                                                               18,335             13,281
           Amortization                                                                    -             19,711
           Common stock                                                            4,430,238          2,284,458
                   (Increase) decrease in goodwill                                         -          9,340,570
                   (Increase) decrease in finance fee                                      -          4,407,663
           Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable                         58,366            120,809
                   (Increase) decrease in other receivable                               669             (9,868)
                   (Increase) decrease in prepaid expenses                           926,254           (513,758)
                   (Increase) decrease in employee advances                          (90,944)                 -
                   (Increase) decrease in security deposits                                -             69,906
                   (Increase) decrease in business areas                                   -             15,779
                   (Increase) decrease in accounts payable and accrued expenses      861,603          1,026,018
                   (Increase) decrease in bank overdraft                            (252,611)           336,369
                   (Increase) decrease in association membership list               (111,898)          (659,000)
                   (Increase) decrease in income tax payable                           1,151            (35,500)
                                                                             ---------------    ---------------

          NET CASH USED BY OPERATING ACTIVITIES                                   (1,371,031)        (5,051,668)

   CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of equipment                                                              -            (47,433)
     Increase in loan payable                                                      1,011,139          2,093,849
                                                                             ---------------    ---------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      1,011,139          2,046,416

   CASH FLOWS FROM FINANCING ACTIVITIES

     Line of credit                                                                  363,044            118,455
     Increase in loan payable - related party                                          5,593             22,900
     Proceeds from stock issuances                                                         -          2,560,954
                                                                             ---------------    ---------------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         368,637          2,702,309
                                                                             ---------------    ---------------

         NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                            8,744           (302,943)

         CASH AT BEGINNING OF YEAR                                                         -            302,943
                                                                             ---------------    ---------------

         CASH AT END OF YEAR                                                 $         8,744    $             -
                                                                             ===============    ===============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Interest paid                                                           $     1,607,444    $       209,098
                                                                             ===============    ===============

     Income taxes paid                                                       $           800    $           800
                                                                             ===============    ===============

     SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW
     INFORMATION:

        Common stock issued for acquisition subsidiary                       $       525,000    $     1,475,000

               See Notes to the Consolidated Financial Statements

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Environmental Service Professionals, Inc. (the "Company") is a Nevada corporation, incorporated on September 29, 1992 as Glass-Aired Industries Group, LTD. The Company filed a certificate of amendment of articles of incorporation on September 18, 2006 to change its name to Environmental Service Professionals, Inc. effective October 11, 2006.

The Company's primary business is to offer various inspection services through its subsidiary Environmental Safeguard Professionals, Inc. ("Safeguard"), to address mandated energy certification, construction defects, moisture or other environmental issues that impact commercial and residential buildings. Through its subsidiary National Professional Services, Inc. ("NPS"), ESP offers annual trade memberships and management services for industry related associations. Through its subsidiary Porter Valley Software, Inc. ("PVS"), an inspection software company, the Company plans to provide the core of its on-line inspection protocols.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

The Company must restate its financial statements for the fiscal years ended December 31, 2006 and 2007, as well as for the three months ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008,
September 30, 2008 to reflect the Security and Exchange Commission's concerns regarding the Company's prior accountant's treatment of the business combination which closed in October 2006. We do not anticipate that the changes to the Company's financial statements will be material or that they will have a material adverse effect on its business, but we cannot assure that the changes will not adversely affect the trading price of Environmental Service Professionals, Inc., Common Stock.

ACCOUNTING METHOD

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP"). The Company has elected a December 31, year-end.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company's customer base consists of a geographically dispersed customer base. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves (if any) are recorded primarily on a specific identification basis.

CONCENTRATION OF CREDIT RISK

The Company maintains their cash in bank deposit accounts that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that they are not exposed to any significant credit risk related to cash.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Environmental Service Professionals, Inc., the parent Company, and National Professional Service Inc., a Delaware Corporation, Allstate Home Inspection & Household Environmental Testing, Ltd, a Delaware corporation, which subsequently changed its name to Environmental Safeguard Professionals, Inc. on February 1, 2008,
International Association Managers, Inc., a Minnesota corporation, National Professional Services, Inc., a Delaware corporation, and Porter Valley Software, Inc. a California corporation, the Company's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expenses as incurred and additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of three to eight years.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the year ended December 31, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value. The carrying amounts related to cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities.

The  Company's  financial   instruments  primarily  consist  of  cash  and  cash
equivalents, accounts receivable, advances to employees, accounts payable, equipment deposits, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations

Revenue recognized is revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

The Company records revenue net of estimated service refunds, which is based upon our refund policy.

The Company accrues the subscription based HLMP fees for future service delivery and other allowances based on our experience.

Generally, if credited is extended to customers the Company does not require collateral. The Company performs ongoing credit evaluations of our customers and historic credit losses have been within their expectations.

The Company does not provide services until it has either a purchase agreement or service agreement signed by the customer with a payment arrangement. This is a critical policy, because management wishes the accounting to show only sales that are "final" with a payment arrangement.

The Company does not make consignment sales, service sales or inventory sales subject to a "buy back" or return arrangement from customers.

 As of January 1, 2007, the Company ceased offering new franchises and did not renew any franchise registration or make any franchise sales for the year ending December 31, 2007 or the year ending December 31, 2008. All franchisees have either been incorporated into the CEHI program or released for non-performance. All franchisees that have been incorporated into the CEHI program or released for non-performance have executed mutual releases for their previously owned franchises.

COST OF REVENUE

Cost of revenue generated by Safeguard consists of costs related to cost of goods sold for providing CEHI inspection services. Costs related to the CEHI services include contractor fees, laboratory fees, related supplies, and materials.
Cost of revenue generated by the interest on the accrual of the subscription based HLMP fees consists of costs related to trust fund manager, bank fees, and affinity programs.

Cost of revenue generated by NPS consists of costs related to cost of providing membership services. Costs related to the membership services includes postage, industry related information literature, related supplies and materials.

Cost of revenue generated by Porter Valley Software consists of costs related to cost of providing application support and upgrade services. Costs related to the application support service include application hosting, postage, telephone long distance, industry related information literature, related supplies and materials. Costs related to application upgrade services include on-going development and programmer consultant fees.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were $19,389 and $159,479, respectively.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share." SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." The objective of this statement is to significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company's financial statements.

In December 2007, FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2008 and 2007 were $79,814 and $138,180. The reserve amount for uncollectible accounts was zero as of December 31, 2008 and 2007, respectively.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

4. NOTES PAYABLE & LONG TERM LIBILITIES

Notes payable as of December 31, 2008 consist of the following:

                                                   December 31, 2008
---------------------------------------- --------------------------------------

Unsecured loans, with annual interest
of (various)                                           $  2,958,885

Unsecured notes, with annual interest
of 10%                                                    1,243,934
---------------------------------------- --------------------------------------
                                                       $  4,202,819
======================================== ======================================

The Company has various lines of credit. These lines of credit are in an adjustable rate loan. The loans are open revolving lines of credit with annual interest rates. There are no restrictions on the use of this line of credit. There was an outstanding balance of $583,461 and $220,417, as of December 31, 2008 and 2007, respectively.


5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                     December 31, 2008      December 31, 2007
    Accrued wages                           $   45,342           $          0
    Other accrued expenses                     188,407                144,502
                                  --------------------- ----------------------
    Total                                   $  233,749           $    144,502
                                  ===================== ======================


6. BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                      December 31, 2008      December 31, 2007
                                    -------------------- -----------------------


Basic income / (loss) per share           $ (0.16)              $       (1.18)
                                    ==================== =======================

Weighted average number of shares
outstanding                               43,748,777               18,250,793
                                    ==================== =======================

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

7. INCOME TAXES

No provision was made for Federal income tax for the year ended December 31, 2006 and 2005, since the Company had significant net operating loss. As of December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $32,409,171. The net operating loss carry forwards may be used to reduce taxable income through the year 2028. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                                   December 31, 2008      December 31, 2007
------------------------------- ---------------------- ----------------------

Accumulated deficit as of:           $   (32,409,171)        $  (21,468,106)
Gross income tax benefit                  11,019,118              7,513,837
Valuation allowance                      (11,019,118)            (7,513,837)
------------------------------- ---------------------- ----------------------
Net income tax benefit               $             -         $            -
=============================== ====================== ======================


8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

        o        Common stock, $ 0.001 par value
        o        Authorized:  100,000,000
        o        Issued: 55,398,595


COMMON STOCK

On February 21, 2008 the Company issued 100,000 shares for services rendered @ $0.14 per share.

On March 17, 2008 the Company issued 100,000 shares for services rendered @ $0.15 per share.

On March 19, 2008 the Company issued 25,000 shares for services rendered @ $0.15 per share.

On June 7, 2008 the Company issued 2,179,504 shares for services rendered @ $0.09 per share.

On June 10, 2008 the Company issued 25,000,000 shares for director fees rendered @ $0.15 per share.

On June 10, 2008 the Company issued 800,000 shares for services rendered @ $0.15 per share.

On June 20, 2008 the Company issued 500,000 shares for services rendered @ $0.15 per share.

On July 29, 2008 the Company issued 110,000 shares for services rendered @ $0.09 per share.

On August 15, 2008 the Company issued 438,965 shares for services rendered @ $0.06 per share.

On August 21, 2008 the Company issued 98,324 shares for services rendered @ $0.08 per share.

On September 23, 2008 the Company issued 200,000 shares for services rendered @ $0.06 per share.

On September 24, 2008 the Company issued 545,000 shares for services rendered @ $0.06 per share.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

8. STOCKHOLDERS' EQUITY (CONTINUED)

On September 24, 2008 the Company issued 200,000 shares to employees @ $0.06 per share.

On October 29, 2008 the Company issued 311,615 shares for services rendered @ $0.06 per share.

On November 21, 2008 the Company issued 1,000,000 shares for services rendered @ $0.05 per share.

On November 24, 2008 the Company issued 235,000 shares for services rendered @ $0.04 per share.

On November 24, 2008 the Company issued 125,000 shares for cash @ $0.04 per share.

On December 15, 2008 the Company issued 1,446,812 shares for services rendered @ $0.04 per share.

On December 23, 2008 the Company issued 200,000 shares in acquisition of Porter Valley @ $0.04 per share.

At December 31, 2008 the Company had 55,398,595 shares of common stock outstanding.

WARRANTS

During the year ended December 31, 2008, the Company issued 1,500,000 warrants to purchase 1,500,000 shares of common stock with an exercise price of $0.17 exercisable for a period of three years from the date of issuance pursuant to a private placement for cash. These warrants have a fair value of $255,000 determined using the Black Scholes pricing model.

During the year ended December 31, 2008, the Company issued warrants to purchase 1,399,997 shares of common stock with an exercise price of $0.25 exercisable for a period of three years from the date of issuance in conjunction with loans made to the Company. The warrants have a fair value of $349,999 determined using the Black Scholes pricing model.

During the year ended December 31, 2008, the Company issued 600,000 warrants to purchase 600,000 shares of common stock with an exercise price of $0.58 exercisable for a period of three years from the date of issuance for penalties on loans with a fair value of $348,000 determined using the Black Scholes pricing model.

During the year ended December 31, 2008, the Company issued 600,000 warrants to purchase 600,000 shares of common stock with an exercise price of $0.75 exercisable for a period of three years from the date of issuance for consulting services with a fair value of $450,000 determined using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 350,000 warrants to purchase 350,000 shares of common stock with an exercise price of $0.01 exercisable for a period of three years from the date of issuance for key-personal retention with a fair value of $3,500 determined using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 1,311,245 warrants to purchase 1,311,245 shares of common stock with an exercise price of $0.25 exercisable for a period of three years from the date of issuance pursuant to a private placement for cash. These warrants have a fair value of $327,811 determined using the Black Scholes pricing model.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

8. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

During the year ended December 31, 2007, the Company issued 86,000 warrants to purchase 86,000 shares of common stock with an exercise price of $0.58 exercisable for a period of three years from the date of issuance in conjunction with loans made to the Company. The warrants have a fair value of $49,880 determined using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 125,000 warrants to purchase 125,000 shares of common stock with an exercise price of $0.75 exercisable for a period of three years from the date of issuance for penalties on loans with a fair value of $156,250 determined using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 367,400 warrants to purchase 367,400 shares of common stock with an exercise price of $1.25 exercisable for a period of three years from the date of issuance for consulting services with a fair value of $551,100 determined using the Black Scholes pricing model.

OPTIONS

In April 2008, the Company issued stock options to purchase 800,000 shares of our common stock at an exercise price of $0.10 per share to two independent directors. In October 2008, the Company issued stock options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share to one independent director. On March 2, 2009, the Company issued options to purchase 900,000 shares of our common stock at an exercise price of $0.05 per share to our three independent directors.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $800 and interest of $1,607,444 during the year 2008. The Company paid income taxes of $800 and interest of $209,099 during the year 2007.


10. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2008 and 2007, the Company had incurred losses of $7,212,194 and $21,468,106, respectively. The Company has accumulated deficit of $31,237,713 on December 31, 2008. In addition, the Company had minimum cash flow from operating activities amounting of $8,744 during the year ended December 31, 2008. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007


10. GOING CONCERN (CONTINUED)

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2007 and 2008, toward (i) obtaining additional equity financing and in that regard, the Company is in the process of offering to sell more shares in private placements to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

11. COMMITTMENTS

The Company is on a month to months lease agreement. The Company had no future minimum lease commitments, including property taxes and insurance, payable at December 31, 2008.

Rent expenses for leased facility was $142,756 for the year ended December 31, 2008. It is anticipated that the company will consolidate and re-located to a new central main office in Palm Springs during the second quarter of 2009.


12. ACQUISITIONS

On or about June 19, 2008, the "Closing"), Environmental Service Professionals, Inc. (the "Company"), Porter Valley Software, Inc., a California corporation ("PVS"), and Keith Swift, Jackie Swift and Lorne Steiner, an individual and 100 % shareholders of PVS ("Sellers"), completed the closing of a stock purchase agreement (the "SPA") pursuant to which the Company acquired 100% of the total issued and outstanding stock of PVS in exchange for 650,000 shares of the Company's common stock issuable in installments over time (the "Stock Payment"), plus $400,000 in cash, payable in installments over time (the "Cash Payment"). As a result of the Closing, PVS is a wholly owned subsidiary of the Company.

13. CONTINGENCIES & LITIGATION

Primarily in connection with the non-performance of two equity investors, the Company became engaged in litigation in several courts. JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL and STEINER V. KEITH SWIFT, JACKI SWIFT, INDIVIDUALS, ENVIRONMENTAL SERVICE PROFESSIONALS, INC. as a cross-defendant, which are still in litigation and none have reached judgment or been settled or dismissed. The company has retained appropriate counsel and all retainer fees are reflected in the liability section of the Company's balance sheet and total $7,500.

Primarily in connection with the non-performance of two equity investors, the Company has had three judgments imposed; Palm Desert National Bank for $284,761.89, David Reichman for $95,463.00 and BOCA funding for $741,839.00.
These amounts are included in our current financials and negatively impact the liquidity of the Company.

The Company has an obligation to re-purchase 215,321 shares of its common stock at a price of $1.00 per share (129,310 shares issued to Pacific Image Connect, Inc. and 86,011 shares issued to Niv Benshalom.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007

14. RELATED PARTY TRANSACTION

The Company has a consulting agreement with one of the independent Directors of the Company under which he receives fees of $5,000 per month plus expenses. This independent Director provides marketing, and financial services to the Company pursuant to the consulting agreement, which is terminable on 30 days, notice by either party. The consulting agreement commenced on July 1, 2007, and will continue until such time as the Company terminates the agreement or the independent Director elects to cease providing the consulting services. The compensation has been included in accrued expenses.

The Company has a consulting agreement with the Chief Operating Officer of the Company under which he currently receives fees of $14,550 per month plus expenses. The Chief Operating Officer provides management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement, which is terminable on 30 days notice by either party. The consulting agreement commenced on April 1, 2006 and will continue until such time as the Company terminates the agreement or the Chief Executive Officer resigns. The accrued un-paid fees and expenses to Chief Operating Officer of $29,840.24 for the period ending December 31, 2007, $139,259.59 for the period ending December 31, 2008, and $43,864.20 for the period ending March 31, 2009 for a combined total of $212,964.03 has been included in due to consultants.

During the normal course of business, the Chief Executive Officer authorized the advancement of funds to the Company. These advances are recorded as due to Pro-Active Business Services, Inc. As of February 27, 2007 the Company has a loan payable to Pro-Active Business Services, Inc. in the amount of $192,086.99 plus $48,038.36 of interest. This is an unsecured loan with an interest rate of 5%. Interest is currently being waived.

As of December 31, 2008 the Company has a loan payable due to Joseph Leone, a former director and current stockholder of the Company in the amount of $22,900. This is an unsecured loan with an interest rate of 3% per annum. As of June 2007, Mr. Leone has agreed to waive all accrued interest.


15. SUBSEQUENT EVENTS

Effective on February 19, 2009, holders of 31,541,483 shares of the Company's common stock, or approximately 60.0% of the total issued and outstanding common stock of the Company, voted to amend the Company's Certificate of Incorporation in order to increase the number of authorized shares of common stock from 100,000,000, par value $0.001 per share, to 295,000,000, par value $0.001 per share and to increase the number of authorized shares of preferred stock from 1,000,000, par value $0.01 per share, to 5,000,000, par value $0.001 per share. The Board of Directors of the Company voted unanimously to implement this shareholder action. On January 27, 2009, the Company filed a Certificate of Designation to authorize 3,000,000 shares of Series A Preferred Stock, none of which have been issued.

                  Each share of Series A Preferred Stock has no voting rights. Shares of Series A Preferred Stock converted into shares of Common Stock will have the same voting rights of other Common Stock. At the time of conversion each share of Series A Preferred Stock shall be converted at a rate of 40 shares of Common Stock for each share of Series A Preferred Stock. The Company has reserved an aggregate of up to 120,000,000 shares of Common Stock for issuance upon the conversion of the Series A Preferred Stock. The Series A Preferred Stock will participate with the Common Stock on an as-converted basis with respect to any dividends, which may be declared by the Board of Directors. The terms of the Series A Preferred Stock are more fully described in the Certificate of Designation filed with the Secretary of State of the State of Nevada on January 27, 2009, establishing the preferences, limitations and relative rights of the Series B Preferred Stock.

                  A copy of the Certificate of Designation for the Series A Preferred Stock is filed as Exhibit A to Form 14-C and is incorporated herein by reference.

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2008 and 2007


15. SUBSEQUENT EVENTS (CONTINUED)

On February 20, 2009, the Company filed a Certificate of Designation to authorize 3,000 shares of Series B Preferred Stock, of which 3,000 shares have been issued to the Chief Executive Officer of the Company.

                  Each share of Series B Preferred Shares has 50,000 votes and will vote with the holders of the Common Stock as one class. The liquidation preference of Series B Preferred Stock is hundredth of a cent ($0.001) per share of Series B Preferred Stock. The Series B Preferred Stock will not participate with respect to any dividends, which may be declared by the Board of Directors. The terms of the Series B Preferred Stock are more fully described in the Certificate of Designation filed with the Secretary of State of the State of Nevada on February 24, 2009, establishing the preferences, limitations and relative rights of the Series B Preferred Stock.

                  A copy of the Certificate of Designation for the Series B Preferred Stock is filed as Exhibit 3.1 to Form 8-K and is incorporated herein by reference.

On January 27, 2009, the Company issued a private placement memorandum to raise $30,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by ESP is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chief Executive Officer and Acting Chief Financial Officer is responsible for establishing and maintaining controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of

December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in internal control-integrated framework. Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

AUDITOR'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Prior to the fourth quarter, ESP completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

         Our Board of Directors currently consists of five directors. Messrs. Moyer, August, and Iger are "independent" as defined in Rule 4200 of FINRA's listing standards. Mr. Torres, who is our President and Chief Executive Officer, and Mr. Watkins, who is our Chief Operating Officer and Corporate Secretary, are not independent.

         The following table sets forth the directors, executive officers, and key consultants of ESP as of March 31, 2009:

------------------------ --------- -------------------------------------------------------------- --------------------
NAME                     AGE       POSITION                                                              SINCE
------------------------ --------- -------------------------------------------------------------- --------------------
Edward L. Torres         50        Chairman,  Chief  Executive  Officer,  President  and  Acting     October 11, 2006
                                   Chief Financial Officer
Lyle Watkins             48        Director, Chief Operating Officer, and Corporate Secretary        October 11, 2006
Leroy Moyer (1)(2)       66        Director                                                             April 1, 2007
S. Robert August(2)      60        Director                                                              May 31, 2007
Robert S. Iger(2)        68        Director                                                           August 29, 2008
------------------------ --------- -------------------------------------------------------------- --------------------
(1)      Member of Audit Committee

(2)      Independent member of the board of directors

         EDWARD TORRES, age 50, has been the Chairman, Chief Executive Officer, and President of ESP since October 2006 and of Safeguard since February 2007. Mr. Torres has over 25 years of business development experience as an entrepreneur in several professional industries. Mr. Torres graduated with a Bachelor's Degree in Business Development, and established a national manufacturing service business with Priority Sales and Service. After several years with that company, Mr. Torres merged the company with Sandelos USA, a national company known for its kitchen and bath products. He oversaw international production and distribution of the products for the U.S. market, as well as participated in the acquisition of Sandelos, USA during the mid 1990's. In 1996, he participated in the acquisition of Commercial Labor Management, Inc., a public entity, and arranged its reverse merger with Zeros & Ones, Inc., a technology company currently traded on Pink Sheets. During 1996 Mr. Torres also participated in the formation of Joint Employers Group, a California based professional employer organization. Overseeing the company's marketing and sales division, he was instrumental in increasing its revenue from $100,000 in 1995 to $65 million in 2001. In 2003 Mr. Torres arranged the sale of Joint Employers Group, Inc. to ITEC, a publicly traded company in the human resource industry. In 2003 Mr. Torres, through Pro-Active Business Services, founded Contempo Homes and was instrumental in obtaining 71 acres for the development of 130 homes. All of the homes built by Contempo Homes, Inc. incorporate distinct architectural design, modern conveniences, and Green Technology, also known as ContempoGREEN and EcoModern. The combination of these various elements makes Contempo homes unique and desirable. In 2005, Pro-Active and Mr. Torres sold their holdings in Contempo Homes and currently provide land development and entitlement procurement consulting services to clients in the City of Palm Springs and in the Coachella Valley communities. Mr. Torres serves on several local task forces and on a variety of building industry organizations, which have helped to establish his influence in many Coachella Valley cities. He sits on the Building Industry Association Board of Directors as Immediate Past President of the Desert Chapter, Senior Officer of the Southern California Building Industry Association, President of the Palm Springs Economic Development Corporation (PSEDC), and has served or serving is a member of the City Task Force for establishing new development standards for the City of Palm Springs and business retention guidelines.

         LYLE WATKINS, age 48, has been a Director and Corporate Secretary of ESP since October 2006. He has been the Chief Operating Officer of ESP since October 2006 and of each of its wholly owned subsidiaries (Environmental Safeguard Professionals, Inc., Porter Valley Software, Inc. and National Professional Services, Inc.) as they were acquired. Mr. Watkins has an Applied Science Degree - Telecommunications, and received a Masters Degree in Business Administration in 1996. He has served as Chief Financial Officer of Pacific Image Connect, Inc. in Thousand Oaks, California. He served as Director of Systems Engineering of Rhythms NetConnections, Inc. in Englewood, Colorado, and a Manager of Business Development for GTE International. As Manager of Business Development, he directed the operations of engineering and sales support for a strategic business unit with a sales support staff including engineers, market development managers, program and project managers, trainers, database analysts, contract administrators and field operations desk staff. During his tenure, top line revenue of his strategic business unit increased 275% to $250 million, the department expanded from 22 personnel to 159 personnel, he managed assets and administered an $18 million annual expense budget, expenses were reduced by 15% and profitability increased by $3 million. Mr. Watkins has also managed the review of cash flow and value statement analysis, developed and launched a fiber based metropolitan ATM service, and negotiated technology and exclusive marketing agreements with property developers in Canada, the United States, Hong Kong and the Philippines. Mr. Watkins has developed joint ventures between telecommunications companies and property developers including design, implementation and service delivery of advanced CATV networks. He has performed market development and new business implementation throughout North America and Southeast Asia.

         LEROY MOYER, age 66, has been a Director of ESP since April 2007. Mr. Moyer is a Certified Public Accountant and currently is the Director of Business Development for Dimensional Insight, a business intelligence and corporate performance management company that delivers software and services that help companies drive, monitor and understand corporate performance. Mr. Moyer began his career with Deloitte, Haskins & Sells (subsequently Deloitte and hereinafter referred to as "Deloitte") where he was responsible for multiple clients who ranged from recently funded start-up companies to multinational Global 1000 corporations. In 1980 he was elected a Partner of Deloitte. His career with Deloitte included over 22 years serving the unique and complex needs of emerging technology businesses, international experience in Deloitte's Paris office and Deloitte's New York executive office where he provided expert technical advice on SEC matters, mergers and acquisitions. In Mr. Moyer's SEC department role, he worked extensively with Deloitte clients, underwriters and investment bankers on significant reporting, filing and disclosure matters. Mr. Moyer has also served as a Vice President of Finance, as well as Chief Financial Officer of both private and public companies focused on high technology, telecommunications, software, hardware, and manufacturing. Mr. Moyer has been both an inside and independent member of various Boards of Directors, and has experience in information technology systems, contracts, treasury, legal, tax, risk management, pricing and sales and strategic planning.

         S. ROBERT AUGUST, age 60 has been a Director of ESP since May 31, 2007. Mr. August is the President and founder of S. Robert August & Company, Inc., a national marketing and management firm specializing in servicing real estate builders, developers, realtors, economic development councils, suppliers, manufacturers, and related businesses. The company, located in Denver, Colorado, was founded by Mr. August in 1983. Mr. August is also the founder of RealtyWorks, Inc., a real estate firm founded in 1995 in Denver, Colorado, specializing in land and new home sales, which operated until 2006. From 1983 to 1995, Mr. August was the founder and President of S. Robert August Realty Corporation in Denver, Colorado, specializing in land and new home sales. Mr. August was the Vice President of Marketing and Sales for Stuart R. Scott & Associates, Inc. from 1982 to 1983, where he trained, supervised and motivated a real estate sales force for six residential communities. Mr. August has also served as a Director of Marketing for The Ranch in Denver, Colorado, from 1978 to 1982, a Project Manager for Tollin-Grayboyes from 1976 to 1978, and other positions in real estate sales and consulting. Mr. August has a Bachelor of Arts Degree in Labor Management Relations from Pennsylvania State University and a Masters of International Management from the American Graduate School of International Management (1976). Mr. August is also active in fund raising for Children's Hospital, Multiple Sclerosis, Hospice of Metro Denver, Colorado Easter Seal Society, Show Home for Hope, Bridge Project, Colorado AIDS Project, Colorado Pediatric Aids Foundation, Home Builders Foundation, and National Association of Home Builders' ("NAHB") Home Builders Care. Mr. August serves as a Past Chairman of the NAHB's National Sales and Marketing Council.

         ROBERT IGER, age 68, has been a Director of ESP since August 29, 2008. Mr. Iger is a founder of Iger & Associates, which, 2003, has represented local and national clients before local, state, and federal public officials providing political leadership in complex government matters. He works closely with elected and appointed public officials on public finance, transportation, airport, land use, and healthcare matters. He advises clients on business development opportunities. He also provides timely information on any legal, regulatory, and legislative changes impacting clients. He has an extensive business background in corporate governance, legal support, and corporate financing. From 1989 to 1990, Mr. Iger was the Chief Executive Officer, of ColorMax, a public company. Also from 1982 to 1994, he was a Senior Vice President for Oxford First Corporation. From 1994 to 1996, he ran LAR Holdings & Eventide Capital, a venture capital firm. From 1979 to 1981, he was General Manager of Candle Corporation, a start-up computer software company. From 1969 to 1977, Mr. Iger was with Xerox Corporation and when he left he was in charge of strategic planning for the largest division of Xerox. He is an active member of the California Bar and holds a Juris Doctor Degree from Western State University. He earned a Bachelor's Degree in Economics and a Masters Degree in Econometrics from the State University of New York at Buffalo. He also taught an Economics course at the State University of New York at Buffalo, Millard Fillmore College, and University of Phoenix. As an officer of the United States Air Force, Mr. Iger was commissioned at the age of 20 years old.

         No officer or director is required to make any specific amount or percentage of his business time available to us. Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by us.

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling ESP pursuant to the foregoing provisions, ESP has been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         Our Board of Directors currently has a standing Audit Committee and a Compensation Committee. We plan to establish a Nominating and Governance Committee. Until such committee is established, matters otherwise addressed by such committee will be acted upon by the majority of independent directors. The following is a brief description of our committees and contemplated committee.

AUDIT COMMITTEE

         Mr. Moyer is the sole member of our Audit Committee. Mr. Moyer meets the applicable FINRA listing standards for designation as an "Audit Committee Financial Expert." The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with our independent accountants, the annual financial statements of ESP prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of ESP. The Audit Committee was formed April 2007.

         Pursuant to the Audit Committee charter, the functions of our Audit Committee include:

         o meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;
         o engaging and pre-approving audit and non-audit services to be rendered by our independent auditors;
         o recommending to our Board of Directors the engagement of our independent auditors and oversight of the work of our independent auditors;
         o reviewing our financial statements and periodic reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;
         o establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters;
         o administering and discussing with management and our independent auditors our code of ethics; and
         o reviewing and approving all related-party transactions in accordance with applicable listing exchange rules.

COMPENSATION COMMITTEE

         The Company established a Compensation Committee on August 31, 2008, which consists of one director, S. Robert August. The Compensation Committee is responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of our officers and directors. The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm's length.

         The functions of our compensation committee will include:

         o reviewing and, as it deems appropriate, recommending to our board of directors, policies, practices and procedures relating to the compensation of our directors and executive officers and the establishment and administration of certain of our employee benefit plans;
         o        exercising  authority  under  certain of our employee  benefit plans; and
         o reviewing and approving executive officer and director indemnification and insurance matters.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

         We plan to establish a corporate governance and nominating committee. The functions of our corporate governance and nominating committee will include:

         o developing and recommending to our board of directors our corporate governance guidelines;
         o        overseeing the evaluation of our board of directors;
         o identifying qualified candidates to become members of our board of directors;
         o selecting nominees for election of directors at the next annual meeting of shareholders (or special meeting of shareholders at which directors are to be elected); and
         o selecting candidates to fill vacancies on our board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our compensation committee will serve as a member of the board of directors or the compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2008 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with Stan Lee, Certified Public Accountants ("SL"), the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from SL required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with SL the independence of SL as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008 for filing with the United States Securities and Exchange Commission ("SEC"). The Company's Audit Committee did not submit a formal report regarding its findings.

                                 AUDIT COMMITTEE

                                   LEROY MOYER

         Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

CODE OF CONDUCT

         ESP has adopted a Code of Conduct that applies to all of our directors, officers and employees. The text of the Code of Conduct has been posted on ESP's Internet website and can be viewed at http://www.evsp.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to ESP's shareholders.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2008 have been complied with on a timely basis, except that Edward Torres and Lyle Watkins may have been late on their initial Form 3 filings.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table summarizes the compensation paid or accrued by ESP for the year ended December 31, 2008 and for the year ended December 31, 2007 for services rendered in all capacities, by the Company's chief executive officer and chief operating officer during the fiscal years ended December 31, 2008 and December 31, 2007.

                                               SUMMARY COMPENSATION TABLE

 ----------------------------------------------------------------------------------------------------------------------
 NAME AND                                                                OPTION
 PRINCIPAL POSITION                                                      AWARDS          ALL OTHER
 (1)                    YEAR     SALARY   BONUS      STOCK AWARDS ($)      ($)          COMPENSATION           TOTAL
 ----------------------------------------------------------------------------------------------------------------------
 Edward L. Torres,      2008   $165,375     0           $ 1,020,000         0                 0          $ 1,185,375
 Chief Executive
 Officer(2)             2007   $120,000     0                     0         0                 0          $   120,000
 ----------------------------------------------------------------------------------------------------------------------
 Lyle A. Watkins,       2008          0     0           $   480,000         0             $135,977       $   615,977
 Chief Operating
 Officer(3)             2007          0     0                     0         0             $114,680       $   114,680

 ----------------------------------------------------------------------------------------------------------------------
 OFFICERS AS A GROUP    2008   $165,375     0           $ 1,500,000         0             $135,977       $ 1,801,352
                        2007   $120,000     0           $         0         0             $114,680       $   234,680
 ----------------------------------------------------------------------------------------------------------------------
--------------------------------------------------

(1) All officers serve at will without employment contracts except that Lyle Watkins is employed under a consulting agreement. See "Certain
         Relationships and Transactions - Item 13."

(2) The Company has accrued un-paid salary and expenses to Mr. Torres of $13,750.00 for the period ending December 31, 2007, $135,750.12 for the period ending December 31, 2008, and $34,453.15 for the period ending
         March 31, 2009 for a combined total of $183,953.27. In consideration for his continued services to the Company, on or about April 28, 2008, the Company authorized the issuance of 17,000,000 shares of the Company's common stock to Mr. Edward Torres, the Chief Executive
         Officer and Acting Chief Financial Officer of the Company.

(3) The Company has accrued un-paid fees and expenses to Mr. Watkins of $29,840.24 for the period ending December 31, 2007, $139,259.59 for the period ending December 31, 2008, and $43,864.20 for the period ending
         March 31, 2009 for a combined total of $212,964.03. In consideration for his continued services to the Company, on or about April 28, 2008, the Company authorized the issuance of 8,000,000 shares of the Company's common stock to Mr. Lyle Watkins, the Chief Operating Officer and Corporate Secretary of the Company.


EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

         Lyle A. Watkins, the Company's Chief Operating Officer, is engaged pursuant to a consulting agreement. See "Certain Relationships and Transactions
- Item 13."

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any stock options or unvested stock awards during the year ended December 31, 2008.

OPTION EXERCISES AND STOCK VESTED

         The following table summarizes the equity compensation paid by ESP for the year ended December 31, 2008 to the Company's chief executive officer and chief operating officer.

DIRECTOR COMPENSATION

         The following table summarizes the compensation paid or accrued by us for the year ended December 31, 2008 to ESP's directors who are not also executive officers of the Company and who were serving as directors of ESP on December 31, 2008.

                                                DIRECTOR COMPENSATION

--------------------------------------------------------------------------------------------------------------------
           NAME            FEES EARNED     STOCK        OPTION         NON-EQUITY      ALL OTHER
                            OR PAID IN    AWARDS ($)   AWARDS ($)    INCENTIVE PLAN   COMPENSATION
                               CASH                                   COMPENSATION        ($)         TOTAL ($)
--------------------------------------------------------------------------------------------------------------------
S. Robert August,              - 0 -       - 0 -     $ 35,000 (1)        - 0 -          $ 70,264      $ 105,264
Director

Leroy Moyer, Director          - 0 -       - 0 -     $ 45,000 (2)        - 0 -          $  -0-        $  45,000

Robert Iger, Director          - 0 -       - 0 -     $ 25,000 (3)        - 0 -          $  -0-        $  25,000
--------------------------------------------------------------------------------------------------------------------

(1) The Company granted 350,000 options to purchase 350,000 shares of the Company's common stock to Mr. August on April 28, 2008. These options have an exercise price of $0.10 per share and are exercisable for a period of 5 years from April 28, 2008.

(2) The Company granted 450,000 options to purchase 450,000 shares of the Company's common stock to Mr. Moyer on April 28, 2008. These options have an exercise price of $0.10 per share and are exercisable for a period of 5 years from April 28, 2008.

(3) The Company granted 250,000 options to purchase 250,000 shares of the Company's common stock to Mr. Iger on October 10, 2008. These options have an exercise price of $0.10 per share and are exercisable for a period of 5 years from October 10, 2008.


EMPLOYEE BENEFIT PLANS

         On or about April 28, 2008, our Board of Directors approved the 2008 ESP Stock and Incentive Plan (the "2008 Plan") for directors, officers, employees, and consultants. We anticipate that our shareholders will ratify the 2008 Plan on or before April 28, 2009. The 2008 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards: (1) Stock options which may be either incentive stock options ("ISOs"), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options ("NSOs"), which are not intended to meet those requirements; (2) restricted stock which is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a "restricted period" during which the grantee must satisfy certain vesting conditions; (3) restricted stock units which entitle the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a "restricted period" during which the grantee must satisfy certain vesting conditions or the restricted stock unit is forfeited; (4) stock appreciation rights which entitle the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised; and (5) other types of equity-based compensation which may include shares of common stock granted upon the achievement of performance objectives.

         The 2008 Plan will be administered by the Compensation Committee, which will at all times be composed of two or more members of the Board of Directors who are not our employees or consultants. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2008 Plan. We have reserved 10,000,000 shares of common stock for awards under the 2008 Plan. In addition, on each anniversary of the 2008 Plan's effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of our common stock available for issuance under the 2008 Plan will be increased by the lesser of
(a) 5% of the total number of shares of our common stock  outstanding  as of the

December 31 immediately preceding the anniversary, (b) 500,000 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2008 Plan.

         Awards under the 2008 Plan are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the Compensation Committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance objectives, or a combination of both. The Compensation Committee also has authority to provide for accelerated vesting upon occurrence of an event such as a change in control. The 2008 Plan specifically prohibits the Compensation Committee from re-pricing any stock options or stock appreciation rights. In general, awards under the 2008 Plan may not be assigned or transferred except by will or the laws of descent and distribution. However, the Compensation Committee may allow the transfer of NSOs to members of a 2008 Plan participant's immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant's immediate family.

         The Board of Directors or the Compensation Committee may amend, alter, suspend, or terminate the 2008 Plan at any time. If necessary to comply with any applicable law (including stock exchange rules), we will first obtain stockholder approval. Amendments, alterations, suspensions, and termination of the 2008 Plan generally may not impair a participant's (or a beneficiary's) rights under an outstanding award. However, rights may be impaired if necessary to comply with an applicable law or accounting principles (including a change in the law or accounting principles) pursuant to a written agreement with the participant. Unless it is terminated sooner, the 2008 Plan will terminate upon the earlier of April 28, 2018 or the date all shares available for issuance under the 2008 Plan have been issued and vested.

         In April 2008, the Company issued stock options to purchase 800,000 shares of our common stock at an average exercise price of $0.10 per share to two independent directors. In October 2008, the Company issued stock options to purchase 250,000 shares of our common stock at an average exercise price of $0.10 per share to one independent director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of ESP at March 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2009 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 57,310,345 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Environmental Service Professionals, Inc., 1111 East Tahquitz Canyon Way, Suite 110, Palm Springs, California 92262. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

---------------------------------------------------------------- --------------------------------
             NAME AND POSITION OF BENEFICIAL OWNER                SHARES BENEFICIALLY OWNED (1)
                                                                   NUMBER (2)        PERCENT
---------------------------------------------------------------- --------------- ----------------
Edward Torres, Chief Executive Officer, President, Acting         23,324,000         40.1%
Chief Financial Officer (3)(9)
Lyle Watkins, Chief Operating Officer, Corporate Secretary,        9,554,483         16.5%
and Director (4)(9)
S. Robert August, Director (5)                                     1,100,000          1.9%
Leroy Moyer, Director (6)                                            870,000          1.5%
Robert Iger, Director (7)                                            560,000          1.0%
---------------------------------------------------------------- --------------- ----------------
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (FIVE PERSONS)    35,408,483         58.2%
(8)
---------------------------------------------------------------- --------------- ----------------
---------------------

(1) Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of Common Stock, except for those owned jointly with that person's spouse.

(2) Calculation of beneficial ownership assumes the exercise of all warrants and options exercisable within 60 days of March 31, 2009, only by the respective named stockholder.

(3) Includes 500,000 shares, which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2009. Also includes 3,207,000 shares which are owned by Pro-Active Retirement Trust of which Mr. Torres is the Trustee, and 317,000 shares which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2009 which are owned by Pro-Active Business Services, Inc. of which Mr. Torres is the President.

(4) Includes 500,000 shares, which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of March 31, 2009. Also includes 34,483 shares and 20,000 shares which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2009 which are owned by Northcom Consulting, Inc. of which Mr. Watkins is the President.

(5) Includes 650,000 shares, which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2009. Also includes 450,000 shares and 250,000 shares which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2009 which are owned by S. Robert August & Associates of which Mr. August is the President.

(6) Includes 750,000 shares, which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2009. Includes 10,000 shares, which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2009.

(7) Includes 550,000 shares, which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2009. Includes 10,000 shares, which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2009.

(8) See footnotes (3) through (7). Includes an aggregate of 4,207,000 shares of Common Stock issuable upon the exercise of warrants and stock options that are exercisable within 60 days of March 31, 2009.

(9) Includes shares subject to lock-up and vesting provisions. On November 1, 2006, ESP entered into a Redemption, Lock-up and Vesting Agreement (the "Agreement") with certain shareholders of ESP, including Edward Torres and Lyle Watkins (collectively, the "Executive"). The purpose of the agreement was to provide for redemption of a portion of their shares, and to lock-up the balance of their shares in order to facilitate ESP's ability to raise capital. According to the Agreement, in consideration for permitting ESP to redeem and lock-up the shares, ESP conferred piggyback registration rights to the shares for the Executive as the shares are released from lock-up. ESP has a right of first refusal to purchase the shares covered by the Agreement. This right specifies that before there can be any valid sale or transfer of any of the shares by the Executive, the Executive must first offer his shares to ESP. The Executive has agreed that he will not directly or indirectly sell or otherwise transfer or dispose of any of the shares during the lock-up period. Furthermore, during the Executive's employment with ESP, he has agreed that he will not sell, transfer, or assign more than 8% of the released shares per month. Similarly, the Executive has also agreed that after the termination of his employment with ESP for any reason, he will not sell, transfer or assign more than 4% of the released shares per month. If, however, the Executive is terminated for cause, all unvested shares on the date of such termination will immediately be cancelled. The following table lists the number of shares subject to lock-up and the scheduled release dates:

---------------------------------------------- -------------------------------------------- -------------------------
NAME OF EXECUTIVE                              NUMBER OF SHARES                             LOCK-UP PERIOD AND
                                               SUBJECT TO LOCK-UP                           RELEASE SCHEDULE
---------------------------------------------- -------------------------------------------- -------------------------
Edward L. Torres                               4,007,000                                    11/1/06: 801,400
                                                                                            11/1/07: 801,400
                                                                                            11/1/08: 801,400
                                                                                            11/1/09: 801,400
                                                                                            11/1/10: 801,400
                                                                                            11/1/06: 200,000
                                                                                            11/1/07: 200,000
Lyle A. Watkins                                                                             11/1/08: 200,000
                                               1,000,000                                    11/1/09: 200,000
                                                                                            11/1/10: 200,000
---------------------------------------------- -------------------------------------------- -------------------------


ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

         The following table sets forth certain information regarding loans made by Pro-Active Land Development, LLC. to us pursuant to promissory notes bearing simple interest at a rate of 5% per annum payable on all principal and accrued but unpaid interest on or before June 30, 2009. Mr. Edward Torres, our Chief Executive Officer, is the President of Pro-Active Business Services, Inc. Mr. Torres agreed to cease all accruing interest as of February 27, 2007.

------------------ ----------------- --------------- ----------------- ---------------- --------------
      DATE            PRINCIPAL         INTEREST           DATE           PRINCIPAL       INTEREST
------------------ ----------------- --------------- ----------------- ---------------- --------------
        4/27/2006        $15,000.00        1,633.56         7/26/2006       $50,000.00       4,828.77
         6/6/2006        $10,000.00        1,034.25         7/31/2006       $25,000.00       2,397.26
        6/13/2006        $10,000.00        1,024.66         12/1/2006       $10,000.00         790.41
        7/14/2006        $30,000.00        2,946.58         2/20/2007       $25,000.00       1,698.63
        7/21/2006        $25,000.00        2,431.51         2/27/2007       $20,000.00       1,339.73
---------------------------------------------------- ----------------- -------------------------------
TOTAL PRINCIPAL AND INTEREST (1)                     $220,000.00                 $20,125.36
---------------------------------------------------- ----------------- -------------------------------
-----------------
         (1)      As of December 31, 2008

         S. Robert August, one of the Company's independent directors, has been engaged pursuant to a consulting agreement for $ 5000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. The Company owes Mr. August $ 70,264.66 under the consulting agreement inclusive of all prior years ending December 31, 2008.

         Lyle A. Watkins, the Company's Chief Operating Officer, is employed pursuant to a consulting agreement currently at a fixed fee of $14,550 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. The Company owes Mr. Watkins $169,099.83 under the consulting agreement inclusive of all prior years ending December 31, 2008.

         As of December 31, 2008 the Company has a loan payable due to Joseph Leone, a former director and current stockholder of the Company in the amount of $22,900. This is an unsecured loan with an interest rate of 3% per annum. As of June 2007, Mr. Leone has agreed to waive all accrued interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Stan J.H. Lee, CPA, CMA, Inc., Certified Public Accountants ("SL") is the Company's principal auditing accountant firm. SL has also provided other non-audit services to the Company. The Audit Committee approved the engagement of SL before SL rendered audit and non-audit services to the Company.

         Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year's Annual Report on Form 10-K.

STAN J.H. LEE, CPA, CMA FEES

                                                  2008       2007
                                              ------------------------

        Audit Fees (1)                             $31,000   $ 26,700
        Audit Related Fees                          15,000     12,000
        Tax Fees (2)
        All Other Fees                                 -0-      - 0 -
                                              ------------------------
                                                   $46,000    $38,700
                                              ========================
---------------------------

(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2) Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimul non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board's review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits
         EXHIBIT            DESCRIPTION
         ------------       ---------------------------------------------------------------------------------------
         3.1                Articles of Incorporation (1)
         3.2                Amendment to Articles of Incorporation (1)
         3.3                Change to Articles of Incorporation, effective October 10, 2006
         3.4                Amendment to Articles of Incorporation, effective October 11, 2006
         3.5                Bylaws (1)
         4.1                Specimen Certificate for Common Stock (1)
         4.2                Security Agreement with BOCA Funding, LLC, dated June 18, 2007 (2)
         4.3                Senior Secured Convertible Note with BOCA Funding, LLC, dated June 18, 2007 (2)
         4.4                Guaranty among BOCA Funding, LLC, National Professional Services Inc., Pacific
                            Environmental Sampling, Inc., and Allstate Home Inspection & Environmental Testing,
                            Ltd., dated June 18, 2007 (2)
         4.5                Warrant to Purchase Shares of Common Stock with BOCA Funding, LLC (2)
         4.6                Form of Warrant to Purchase Shares of Common Stock
         4.7                Form of Warrant to Purchase Shares of Common Stock
         4.8                Form of Warrant to Purchase Shares of Common Stock
         5.1                Opinion of Richardson & Associates as to the legality of the securities being registered
         10.1               Stock Purchase Agreement with Allstate Home Inspection & Household Environmental
                            Testing, Ltd., dated January 31, 2007 (3)
         10.2               Redemption, Lock-Up and Vesting Agreement, dated November 1, 2006 (4)
         10.3               Plan of Reorganization and Stock Purchase Agreement with Pacific Environmental
                            Sampling, Inc., dated as of July 1, 2006 (5)
         10.4               Stock Purchase Agreement with Hugh Dallas for sale of Pacific  Environmental  Sampling,
                            Inc., dated September 29, 2007 (6)
         10.5               Asset Purchase Agreement with Robert Johnson and IAMI, Inc., dated April 4, 2007 (7)
         10.6               Loan and Security Agreement with Siena Investment Resources, LLC, dated May 1, 2008 (8)
         10.7               Promissory Note with Siena Investment Resources, LLC, dated May 1, 2008 (8)
         10.8               2008 ESP Stock and Incentive Plan
         10.9               Form of Stock Option Agreement
         10.10              Stock Purchase  Agreement with Porter Valley  Software,  Inc.,  dated  effective May 1,
                            2008 (9)
------------------------
         (1)      Incorporated  by reference  from prior public reports filed by
                  Glass-Aire  Industries  Group,  Ltd. with the  Securities  and
                  Exchange Commission.
         (2)      Incorporated  by  reference  from the Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007.
         (3)      Incorporated  by  reference  from the Report on Form 8-K filed with the  Securities  and Exchange  Commission on February 23,
                  2007.
         (4)      Incorporated  by  reference  from the Report on Form 8-K filed with the  Securities  and  Exchange  Commission  on January 4,
                  2007.
         (5)      Incorporated  by  reference  from the Report on Form 8-K filed with the  Securities  and Exchange  Commission  on October 16,
                  2006.
         (6)      Incorporated  by  reference  from the Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007.
         (7)      Incorporated  by reference from the Report on Form 8-K/A filed with the Securities and Exchange Commission on July 25, 2007.
         (8)      Incorporated  by  reference  from the Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008.
         (9)      Incorporated  by  reference  from the Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2008.
         (10)     Incorporated  by  reference  from the Report on Form 14C filed with the  Securities  and Exchange  Commission  on January 27,
                  2009.
         (11)     Incorporated  by  reference  from the Report on Form 8-K filed with the  Securities  and Exchange  Commission on February 20,
                  2009.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009                  ENVIRONMENTAL SERVICE PROFESSIONALS, INC.

                                          By:  /s/ Edward L. Torres
                                                -----------------------------
                                              Edward   Torres,   Chairman  of
                                              the Board  and Chief  Executive
                                              Officer  (Principal   Executive
                                              Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Edward L. Torres                               Dated: April 15, 2009
    -------------------------------------------------
    Edward Torres, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By:  /s/ Edward L. Torres                               Dated: April 15, 2009
    -------------------------------------------------
    Edward Torres, Acting Chief Financial
    Officer/Treasurer (Principal
    Financial/Accounting Officer)


By:  /s/ Lyle A. Watkins                                Dated: April 15, 2009
    -------------------------------------------------
    Lyle Watkins, Chief Operating Officer, Corporate
    Secretary and Director


By:  /s/ Leroy Moyer                                    Dated: April 15, 2009
    -------------------------------------------------
    Leroy Moyer, Director and Audit Committee
    Chairperson


By:  /s/ S. Robert August                               Dated: April 15, 2009
    -------------------------------------------------
    S. Robert August, Director


By:  /s/ Robert Iger                                    Dated: April 15, 2009
    -------------------------------------------------
    Robert Iger, Director