Form 10-Q
period 2009-03-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2009-05-22
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For Quarterly Period Ended March 31, 2009

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934



                         Commission File Number: 1-14244
            ---------------------------------------------------------

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                   84-1214736
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

              810 N. FARRELL DRIVE, PALM SPRINGS, CALIFORNIA 92262
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     As of April 1, 2009 the number of shares outstanding of the registrant's class of common stock was 57,310,345.




                                                        TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.....................................................................................................2

   ITEM 1.    FINANCIAL STATEMENTS.................................................................................................2

   CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008.......................................3

   CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS ENDED MARCH 31, 2009
   AND MARCH 31, 2008 (UNAUDITED)..................................................................................................4

   CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009
   AND MARCH 31, 2008 (UNAUDITED)..................................................................................................5

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................................................6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................9

   ITEM 4T.   CONTROLS AND PROCEDURES.............................................................................................12

PART II - OTHER INFORMATION.......................................................................................................13

   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................................................14

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

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................14

   ITEM 5.    OTHER INFORMATION...................................................................................................14

   ITEM 6.    EXHIBITS............................................................................................................14

SIGNATURES........................................................................................................................15


PART I - FINANCIAL INFORMATION

                            ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------

                                                      ASSETS

                                                                               AS OF                AS OF
                                                                              MARCH 31,           DECEMBER 31,
                                                                                2009                 2008
                                                                          ------------------  --------------------
  CURRENT ASSETS
      Cash & cash equivalents                                             $               -   $             8,744
      Accounts receivable                                                            77,624                79,814
      Receivable - other                                                              9,000                 9,199
                                                                          ------------------  --------------------

  TOTAL CURRENT ASSETS                                                               86,624                97,757

  NET PROPERTY & EQUIPMENT                                                           51,223                54,637

  OTHER ASSETS
      Deposits                                                                            -                 2,120
      Net - association membership list                                             751,750               751,750
      Employee Advances                                                              37,772                90,944
                                                                          ------------------  --------------------

  TOTAL OTHER ASSETS                                                                789,522               844,814
                                                                          ------------------  --------------------

        TOTAL ASSETS                                                      $         927,369   $           997,208
                                                                          ==================  ====================

                                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
      Accounts payable                                                    $       2,097,700   $         2,081,707
      Bankoverdraft                                                                 490,504                83,758
      Line of credit                                                                583,888               583,461
      Accrued liabilities                                                           233,749               233,212
      Payroll liabilities                                                            87,381                     -
      Taxes payable                                                                   1,245                 1,151
      Loans payable                                                               3,090,385             2,958,885
      Loans payable - related party                                                  27,943                28,493
                                                                          ------------------  --------------------

  TOTAL CURRENT LIABILITIES                                                       6,612,795             5,970,667

  LONG-TERM LIABILITIES

      Unsecured 10% Loan payable                                                  1,243,934             1,243,934
                                                                          ------------------  --------------------

  TOTAL LONG-TERM LIABILITIES                                                     1,243,934             1,243,934
                                                                          ------------------  --------------------
        TOTAL LIABILITIES
                                                                                  7,856,729             7,214,601

  STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, (par value $.001 per share, 295,000,000
         shares authorized: 57,310,345 and 55,398,595 shares
         issued and outstanding as of March 31, 2009 and
         December 31, 2008, respectively)                                            57,310                55,599
      Paid-in capital                                                            25,077,715            24,964,721
      Retained earnings (Deficit)                                               (32,064,385)          (31,237,713)
                                                                          ------------------  --------------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (6,929,360)           (6,217,393)
                                                                          ------------------  --------------------
          TOTAL LIABILITIES &
                     STOCKHOLDERS' EQUITY (DEFICIT)                       $         927,369   $           997,208
                                                                          ==================  ====================

               See Notes to the Consolidated Financial Statements

                     ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS            THREE MONTHS
                                                              ENDED                   ENDED
                                                            MARCH 31,               MARCH 31,
                                                               2009                    2008
                                                      ----------------------- -----------------------
  REVENUES
         Income                                       $              125,919  $               65,092
                                                      ----------------------- -----------------------

  NET REVENUE                                                        125,919                  65,092

  COST OF GOODS SOLD
         Cost of goods sold                                           58,002                  16,310
                                                      ----------------------- -----------------------

  TOTAL COST OF GOODS SOLD                                            58,002                  16,310
                                                      ----------------------- -----------------------

  GROSS PROFIT                                                        67,917                  48,782

  OPERATING EXPENSES
      Depreciation                                                     3,414                  11,660
      Finance fee                                                         68                 959,863
      Professional fees                                              281,063                  42,481
      General and administrative                                     450,148                 353,539
                                                      ----------------------- -----------------------

  TOTAL OPERATING EXPENSES                                           734,693               1,367,543
                                                      ----------------------- -----------------------

  LOSS FROM OPERATIONS                                              (666,776)             (1,318,761)

  OTHER INCOME (EXPENSES)

      Interest expense                                              (160,927)               (129,009)
      Other income                                                     1,057                       -
      Other expenses                                                     (26)                 (3,154)
                                                      ----------------------- -----------------------

  TOTAL OTHER INCOME (EXPENSES)                                     (159,896)               (132,163)
                                                      ----------------------- -----------------------

  NET INCOME (LOSS)                                   $             (826,672) $           (1,450,924)
                                                      ======================= =======================

   BASIC EARNING (LOSS) PER SHARE                     $                (0.01) $                (0.07)
                                                      ----------------------- -----------------------

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES - BASIC AND DILUTED                             56,847,441              21,847,386
                                                      ======================= =======================

               See Notes to the Consolidated Financial Statements

                                ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS          THREE MONTHS
                                                                                     ENDED                  ENDED
                                                                                   MARCH 31,              MARCH 31,
                                                                                      2009                  2008
                                                                              ---------------------  --------------------

  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                       $          (826,672)   $       (1,450,924)

      Adjustments to reconcile net loss to net cash
      provided by (used  in) operating activities:
            Depreciation & amortization                                                      3,414                11,660
            Common stock                                                                   114,705                     -
            Finance fee                                                                          -               926,254
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                       2,190                 2,316
            (Increase) decrease in other receivable                                            199                  (125)
            (Increase) decrease in deposits                                                  2,120                     -
            (Increase) decrease in employee advances                                        53,172                     -
            (Increase) decrease in accounts payable                                         15,993                 9,590
            (Increase) decrease in accrued expenses                                            537                     -
            (Increase) decrease in bank overdraft                                          406,746               (9,743)
            (Increase) decrease in payroll liabilities                                      87,381                     -
            (Increase) decrease in taxes payable                                                94                    23
                                                                              ---------------------  --------------------
       NET CASH USED BY OPERATING ACTIVITIES                                              (140,121)             (510,949)

  CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       -                     -
                                                                              ---------------------  --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES

      Line of credit                                                                           427                 1,441
      Proceeds from stock issuances                                                              -                32,750
      Increase in loan payable                                                             131,500               480,019
      Increase in loan payable - related party                                                (550)               (3,261)
                                                                              ---------------------  --------------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                           131,377               510,949
                                                                              ---------------------  --------------------

      NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                    (8,744)                    -

      CASH AT BEGINNING OF PERIOD                                                            8,744                     -
                                                                              ---------------------  --------------------

      CASH AT END OF PERIOD                                                   $                  -   $                 -
                                                                              =====================  ====================


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                               $            160,927   $           129,009
                                                                              =====================  ====================

  Income taxes paid                                                           $                  -   $                 -
                                                                              =====================  ====================

               See Notes to the Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2009


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2009 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2008 audited consolidated financial statements. The results of operations for the three months period ended March 31, 2009 are not necessarily indicative of the operating results for the full years.


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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2009


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


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of March 31, 2009 consist of the following:

                                                       MARCH 31, 2009
--------------------------------------------- ----------------------------------

Unsecured loans, with annual interest of 8%.             $ 3,090,385

Unsecured notes, with annual interest of 10%.              1,243,934
--------------------------------------------- ----------------------------------

                                                         $ 4,334,319
============================================= ==================================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2009


NOTE 6. STOCK TRANSACTIONS

On January 7, 2009 the Company issued 6,060 shares of its common stock for services rendered.

On January 7, 2009 the Company issued 100,000 shares of its common stock for services rendered.

On January 7, 2009 the Company issued 200,000 shares of its common stock for services rendered.

On January 7, 2009 the Company issued 200,000 shares of its common stock for services rendered.

On January 20, 2009 the Company issued 200,000 shares of its common stock for services rendered.

On January 20, 2009 the Company issued 500,000 shares of its common stock for services rendered.

On January 20, 2009 the Company issued 200,000 shares of its common stock for services rendered.

On February 5, 2009 the Company issued 500,000 shares of its common stock for services rendered.

On February 17, 2009 the Company issued 5,690 shares of its common stock for services rendered.

As of March 31, 2009, the Company had 57,310,345 shares of common stock outstanding.

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

ENVIRONMENTAL SAFEGUARD PROFESSIONALS, INC. - ("SAFEGUARD")

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

NATIONAL PROFESSIONAL SERVICES, INC. - ("NPS")

         NPS currently provides comprehensive management services for seven different real-estate trade membership organizations of which four are both National and International Organizations and one is non-profit. NPS has the ability to work with various trade associations that have between 250 members to 50,000 members. NPS comprehensive management services include complete organization, association and administrative management, advisory council and board of director coordination, seminars, conferences, graphic design and printing, accounting and reporting and consulting. NPS maintains a servicing facility in Palm Springs, California, which includes a fully trained staff, conference room, library, accounting services and a computer room updated with the latest server technology.

         Incrementally, NPS has established and is now promoting information exchange concerning residential environmental issues, cross-training of the CEHI(TM) programs and inspection protocols to underwriters, loan officers and appraiser. Including the delivery OF training programs for insurance companies, underwriters, loss control, and risk management personnel educate and emphasize the benefits of using a CEHI(TM) on the initial inspection and then establishing annual inspections.

PORTER VALLEY SOFTWARE, INC. - ("PVS")

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

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008, as well as in the notes to the December 31, 2008 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at December 31, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

         REVENUE

         Total revenue for the three months ended March 31, 2009 increased by $60,827 from $65,092 during the three months ended March 31, 2008 to $125,919 for the three months March 31, 2009. This increase in revenue was a result of our launching of the CEHI and EcoCheck Inspection(TM) programs and our receipt of early annual membership renewals from National Professionals Services, InC. ("NPS"). We anticipate that over the second quarter of 2009 our subsidiary
Environmental Safeguard Professionals, Inc. ("Safeguard") will continue to increase the number of approved vendors that will be certified to deliver inspection services under the CEHI program, that our subsidiary NPS will continue to invoice and collect the remaining annual 2008 membership dues and continue to increase new memberships in each of its associations, and that our subsidiary Porter Valley Software, Inc. ("PVS") will invoice and collect the annual 2009 software license fees and continue to increase new sales of its software products.

         OPERATING EXPENSES

         Operating expenses decreased by $632,850, from $1,367,543 during the three months ended March 31, 2008, to $734,693 for the three months ended March 31, 2009. This majority of the decrease in operating expense was the result of a $959,863 decrease in finance fee. Expenses for the period that related to stock issuances were: professional fees of $114,705.

         NET LOSS

         Net loss decreased by $624,252 from $1,450,924 during the three months ended March 31, 2008, to $826,672 for the three months ended March 31, 2009. This decrease in net loss was the result of operating efficiencies, lower general and administrative expenses and lower finance fees as compared to the three months ended March 31, 2008. Stock issuance related expenses for the three months ended March 31, 2008 were $114,705. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $8,744 at December 31, 2008, as compared to net cash of $0 at March 31, 2009.

         During the three months ended March 31, 2009, the Company used $140,121 of cash for operating activities, as compared to $510,949 during the three months ended March 31, 2008. The decrease in the use of cash for operating activities was a result of continuous optimization of the general and administration support.

         Cash provided by financing activities relating to bank line of credit, the issuance of promissory notes and shares of common stock during the three months ended March 31, 2009 was $0, as compared to $0 during the three months ended March 31, 2008. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

         The Company will have additional capital requirements during 2009 and 2010. If we are unable to satisfy our cash requirements through product and service sales, we will attempt to raise additional capital through the sale of our common stock.

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009 (under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Prior to the November 1, 2008, ESP completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since that time.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

JOHN COOLEY V. PACIFIC ENVIRONMENTAL SAMPLING, INC. ETC., ET AL.

         A Case Management Conference was held March 30, 2009 at which time another Case Management Conference was scheduled for August, 2009. As of the date of this report, ESP and its affiliates cannot predict the outcome of this case. ESP and its affiliates believe they have meritorious defenses and are vigorously defending the action. For additional information regarding this legal proceeding, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008.

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

ITEM 1A.-RISK FACTORS

WE DID NOT TIMELY FILE WITH THE SEC OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008. AS A RESULT OF THIS DELAYED FILING, WE ARE CURRENTLY
INELIGIBLE   TO  USE  FORM  S-3  TO   REGISTER   SECURITIES   WITH  THE  SEC  IN
CAPITAL-RAISING TRANSACTIONS, WHICH MAY ADVERSELY AFFECT OUR COST OF FUTURE CAPITAL.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 7, 2009, we issued 506,060 shares of our common stock for services rendered.

         On January 20, 2009, we issued 900,000 shares of our common stock for services rendered.

         On February 5, 2009, we issued 500,000 shares of our common stock for services rendered.

         On February 17, 2009, we issued 5,690 shares of our common stock for services rendered.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS


         EXHIBIT           DESCRIPTION
         -------           -----------------------------------------------------
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


                               ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


Dated:  May 22, 2009       By:  /s/ Edward L. Torres
                           -----------------------------------------------------
                           Edward L.  Torres,  Chairman of the Board,  President
                           and Chief  Executive  Officer,  (Principal  Executive
                           Officer),  Acting Chief Financial Officer  (Principal
                           Financial Officer)