Form 10-Q
period 2009-06-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2009-08-14
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For Quarterly Period Ended June 30, 2009

                                       or

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934



                         Commission File Number: 1-14244
            ---------------------------------------------------------

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                 84-1214736
-------------------------------------        ----------------------------------
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

     As of August 11, 2009 the number of shares outstanding of the registrant's class of common stock was 61,067,014.




                                                          TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION.....................................................................................................2

   ITEM 1.    FINANCIAL STATEMENTS.................................................................................................2

   CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008........................................3

   CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
   ENDED JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED)...............................................................................4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE
   30, 2009 AND JUNE 30, 2008 (UNAUDITED)..........................................................................................5

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................................................6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................... 9

   ITEM 4.    CONTROLS AND PROCEDURES.............................................................................................12

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

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................14

   ITEM 5.    OTHER INFORMATION...................................................................................................14

   ITEM 6.    EXHIBITS............................................................................................................14

SIGNATURES........................................................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------------

                                                       ASSETS
                                                                          (Unaudited)
                                                                            JUNE 30,             DECEMBER 31,
                                                                             2009                   2008
                                                                       -----------------      -----------------
  CURRENT ASSETS
    Cash & cash equivalents                                            $             -        $         8,744
    Accounts receivable                                                         73,159                 79,814
    Receivable - other                                                           9,000                  9,199
    Prepaid expense                                                                  -                      -
                                                                       -----------------      -----------------
  TOTAL CURRENT ASSETS                                                          82,159                 97,757

  NET PROPERTY & EQUIPMENT                                                      47,809                 54,637

  OTHER ASSETS
    Deposits                                                                         -                  2,120
    Net - association membership list                                          751,750                751,750
    Employee Advances                                                           37,772                 90,944

  TOTAL OTHER ASSETS                                                           789,522                844,814
                                                                       -----------------      -----------------
        TOTAL ASSETS                                                   $       919,489        $       997,208
                                                                       =================      =================

                                    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                                   $     2,883,674        $     2,081,707
    Bankoverdraft                                                                5,963                 83,758
    Line of credit                                                             586,689                583,461
    Accrued liabilities                                                        470,161                233,212
    Taxes payable                                                                1,274                  1,151
    Loans payable                                                            3,193,635              2,958,885
    Loans payable - related party                                               27,943                 28,493
                                                                       -----------------      -----------------
  TOTAL CURRENT LIABILITIES                                                  7,169,340              5,970,667

  LONG-TERM LIABILITIES
    Unsecured 10% Loan payable                                               1,243,934              1,243,934
                                                                       -----------------      -----------------

  TOTAL LONG-TERM LIABILITIES                                                1,243,934              1,243,934
                                                                       -----------------      -----------------
        TOTAL LIABILITIES                                                    8,413,274              7,214,601

  STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, (par value $.001 per share, 295,000,000
     shares authorized: 59,697,012 and 55,599,595 shares
     issued and outstanding as of June 30, 2009 and
     December 31, 2008, respectively)                                           59,697                 55,599
    Paid-in capital                                                         25,285,861             24,964,721
    Retained earnings (Deficit)                                            (32,839,343)           (31,237,713)
                                                                       -----------------      -----------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (7,493,784)            (6,217,393)

          TOTAL LIABILITIES &
                                                                       -----------------      -----------------
                     STOCKHOLDERS' EQUITY (DEFICIT)                    $       919,489        $       997,208
                                                                       =================      =================

          See Notes to the Condensed Consolidated Financial Statements
                                       -3-

                                     ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                           Condensed Consolidated Statement of Operations
                                                            (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                             THREE MONTHS                              SIX MONTHS
                                                            ENDED JUNE 30,                           ENDED JUNE 30,
                                              -----------------------------------------------------------------------------------
                                                     2009                  2008                2009                  2008
                                              --------------------   ------------------ -----------------------------------------
  REVENUES
       Income                                 $            88,237    $         808,958  $          214,156    $          865,150
                                              --------------------   ------------------ -------------------   -------------------

  NET REVENUE                                              88,237              808,958             214,156               865,150

  COST OF GOODS SOLD
       Cost of goods sold                                  39,298              430,390              97,300               446,775
                                              --------------------   ------------------ -------------------   -------------------

  TOTAL COST OF GOODS SOLD                                 39,298              430,390              97,300               446,775
                                              --------------------   ------------------ -------------------   -------------------

  GROSS PROFIT                                             48,940              378,568             116,857               418,375

  OPERATING EXPENSES
       Depreciation                                         3,414                4,559               6,828                 9,118
       Finance fee                                              -                    -                 143               924,267
       Consulting fees                                          -            3,905,700                   -             3,261,536
       Professional fees                                  364,489              624,702             666,414               642,844
       General and administrative                         284,631              286,079             738,173               655,764
                                              --------------------   ------------------ -------------------   -------------------

  TOTAL OPERATING EXPENSES                                652,534            4,821,040           1,411,559             5,493,529
                                              --------------------   ------------------ -------------------   -------------------

  LOSS FROM OPERATIONS                                   (603,594)          (4,442,472)         (1,294,702)           (5,075,154)

  OTHER INCOME (EXPENSES)
       Interest expense                                  (147,032)            (265,219)           (307,959)           (1,321,513)
       Other income                                             -                    -               1,057                     -
       Other expenses                                           -                    -                 (25)               (3,125)
                                              --------------------   ------------------ -------------------   -------------------

  TOTAL OTHER INCOME (EXPENSES)                          (147,032)            (265,219)           (306,928)           (1,324,638)
                                              --------------------   ------------------ -------------------   -------------------

  NET INCOME (LOSS)                           $          (750,626)   $      (4,707,691) $       (1,601,630)   $       (6,399,792)
                                              ====================   ================== ===================   ===================

   BASIC EARNING (LOSS) PER SHARE             $             (0.02)   $           (0.16) $            (0.03)   $            (0.22)
                                              --------------------   ------------------ -------------------   -------------------

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES - BASIC AND DILUTED                  43,748,777           29,401,192          57,727,856            29,320,697
                                              ====================   ================== ===================   ===================










          See Notes to the Condensed Consolidated Financial Statements
                                       -4-

                                ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                                      Condensed Consolidated Statement of Cash Flows
                                                       (Unaudited)

------------------------------------------------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                            -----------------------------------------
                                                                                   2009                  2008
                                                                            -------------------    ------------------
     CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                   $     (1,601,630)      $    (6,399,792)

        Adjustments  to  reconcile  net loss to net cash
        provided by (used in) operating activities:
           Depreciation                                                                 6,828                 9,118
           Common stock issued for services                                           325,238             4,013,080
           Changes in operating assets and liabilities:
                 Accounts receivable                                                    6,655              (235,898)
                 Other receivable                                                         199                 1,199
                 Prepaid expenses                                                           -               924,266
                 Employee advances                                                     53,172               (37,226)
                 Security deposits                                                      2,120                     -
                 Aaccounts payable and accrued expenses                             1,038,916               701,379
                 Bank overdraft                                                       (77,795)             (123,545)
                 Association membership list                                                -                 7,102
                 Income tax payable                                                       123                 2,035
                                                                            -------------------    ------------------

        NET CASH USED BY OPERATING ACTIVITIES                                        (246,172)           (1,138,282)

     CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of equipment                                                            -                (4,064)
                                                                            -------------------    ------------------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 -                (4,064)

     CASH FLOWS FROM FINANCING ACTIVITIES

        Line of credit                                                                  3,228               119,082
        Proceeds from loans payable                                                   234,750               754,657
        Increase (Decrease) in loan payable - related party                              (550)               16,420
        Common stock issued for cash                                                        -               275,000
                                                                            -------------------    ------------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           237,428             1,165,159
                                                                            -------------------    ------------------

        NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                             (8,744)               22,813

        CASH AT BEGINNING OF PERIOD                                                     8,744                     -
                                                                            -------------------    ------------------

        CASH AT END OF PERIOD                                               $               -      $         22,813
                                                                            ===================    ==================

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Interest paid                                                          $         307,959      $              -
                                                                            ===================    ==================

     Income taxes paid                                                      $               -      $              -
                                                                            ===================    ==================


          See Notes to the Condensed Consolidated Financial Statements
                                      -5-

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2009
                                  (Unaudited)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2009 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2008 audited consolidated financial statements. The results of operations for the three months period ended June 30, 2009 are not necessarily indicative of the operating results for the full years.


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


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of June 30, 2009 consist of the following:

                                                       June 30, 2009
--------------------------------------------- --------------------------------

Unsecured loans, with annual interest of 8%.             $ 3,193,635

Unsecured notes, with annual interest of 10%.              1,243,934
--------------------------------------------- --------------------------------

                                                         $ 4,437,569
============================================= =================================


NOTE 5 BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                         June 30, 2009          June 30, 2008
---------------------------------- --------------------- ----------------------
NET INCOME (LOSS) FROM OPERATIONS        $(1,601,630)           $ (6,399,792)

Basic income / (loss) per share          $     (0.03)           $      (0.22)
                                   ===================== ======================

Weighted average number of shares
outstanding                               57,727,856              29,320,697
                                   ===================== ======================

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

On May 12, 2009 the Company issued 100,000 shares of its common stock for services rendered.

On May 12, 2009 the Company issued 2,000,000 shares of its common stock for services rendered.

On June 5, 2009 the Company issued 556,667 shares of its common stock for services rendered.

As of June 30, 2009, the Company had 59,967,012 shares of common stock outstanding.


NOTE 7. SUBSEQUENT EVENT

In August 2009 the Company issued 2,000,000 shares to Centurion Credit Management LP as part of a $200,000 loan.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008 AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

         REVENUE

         Total revenue for the three months ended June 30, 2009 decreased by $720,721 from $808,958 during the three months ended June 30, 2008 to $88,237 for the three months ended June 30, 2009. This decrease is attributed to the down turn in US economy. Total revenue for the six months ended June 30, 2009 decreased by $650,994 from $865,150 during the six months ended June 30, 2008 to $214,156 for the six months ended June 30, 2009. This decrease in revenue was a result of the continuing down turn of the economy.

         OPERATING EXPENSES

         Operating expenses decreased by $4,168,506, from $4,821,040 during the three months ended June 30, 2008, to $652,534 for the three months ended June 30, 2009. Operating expenses decreased by $4,081,970, from $5,493,529 during the six months ended June 30, 2008, to $ 1,411,559 for the six months ended June 30, 2009. This majority of the decrease in operating expense was the result of a $924,124 decrease in finance fees and a decrease in consulting fees of $3,261,536. Expenses for the six months ended June 30, 2009 that related to stock issuances were: professional fees of $325,238.

         NET LOSS

         Net loss decreased by $3,957,065 from $4,707,691 during the three months ended June 30, 2008, to $750,626 for the three months ended June 30, 2009. Net loss decreased by $4,798,162 from $6,399,792 during the six months ended June 30, 2008, to $1,601,630 for the six months ended June 30, 2009. This decrease in net loss was the result of operating efficiencies, lower finance fees and lower consulting fees as compared to the six months ended June 30, 2008. Stock issuance related expenses for the six months ended June 30, 2009 were $325,238. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $8,744 at December 31, 2008, as compared to net cash of $0 at June 30, 2009.

         During the six months ended June 30, 2009, the Company used $246,172 of cash for operating activities, as compared to $1,138,282 during the six months ended June 30, 2008. The decrease in the use of cash for operating activities was a result of continuous optimization of the general and administration support.

         Cash provided by financing activities relating to bank line of credit, the issuance of promissory notes and shares of common stock during the six months ended June 30, 2009 was $237,428, as compared to $1,165,159 during the six months ended June 30, 2008. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

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

ITEM 4. CONTROLS AND PROCEDURES

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On May 12, 2009, we issued 2,100,000 shares of our common stock for services rendered.

         On June 5, 2009, we issued 556,667 shares of our common stock for services rendered.

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


                                 ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


Dated:  August 14, 2009          By: /s/ Edward L. Torres
                                    --------------------------------------------
                                    Edward L.  Torres,  Chairman  of the  Board,
                                    President  and  Chief   Executive   Officer,
                                    (Principal Executive Officer),  Acting Chief
                                    Financial   Officer   (Principal   Financial
                                    Officer)