Form 10-Q
period 2009-09-30
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2009-11-23
CIK 911441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For Quarterly Period Ended September 30, 2009

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934



    Commission File Number:                                1-14244
                                               ---------------------------------

                    ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                   84-1214736
----------------------------------------- --------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

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

     As of October 31, 2009 the number of shares outstanding of the registrant's class of common stock was 72,449,512.

                                                           TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION.....................................................................................................3

   ITEM 1.    FINANCIAL STATEMENTS.................................................................................................3

              CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008........................4

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND
              SEPTEMBER 30, 2008 (UNAUDITED).......................................................................................5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30,
              2008 (UNAUDITED).....................................................................................................6

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................................7

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................11

   ITEM 4T.   CONTROLS AND PROCEDURES.............................................................................................14

PART II - OTHER INFORMATION.......................................................................................................15

   ITEM 1.    LEGAL PROCEEDINGS...................................................................................................15

   ITEM 1.A.  RISK FACTORS........................................................................................................15

   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................................................16

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................................................................................16

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................16

   ITEM 5.    OTHER INFORMATION...................................................................................................16

   ITEM 6.    EXHIBITS............................................................................................................16

SIGNATURES........................................................................................................................17


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

-----------------------------------------------------------------------------------------------------------------------------
                                                             ASSETS
                                                                                          AS OF                   AS OF
                                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                                           2009                   2008
                                                                                     -----------------      -----------------
                                                                                       (Unaudited)
CURRENT ASSETS
        Cash & cash equivalents                                                      $         23,367       $          8,744
        Accounts receivable                                                                    71,088                 79,814
        Receivable - other                                                                      9,000                  9,199
                                                                                     -----------------      -----------------

TOTAL CURRENT ASSETS                                                                          103,455                 97,757

NET PROPERTY & EQUIPMENT                                                                       47,802                 54,637

OTHER ASSETS
        Deposits                                                                                    -                  2,120
        Net - association membership list                                                     751,750                751,750
        Employee Advances                                                                      37,771                 90,944

TOTAL OTHER ASSETS                                                                            789,521                844,814
                                                                                     -----------------      -----------------
      TOTAL ASSETS                                                                   $        940,778       $        997,208
                                                                                     =================      =================

                                           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable                                                             $      2,861,800       $      2,081,707
        Bankoverdraft                                                                          67,406                 83,758
        Line of credit                                                                        586,689                583,461
        Accrued liabilities                                                                   617,045                233,212
        Taxes payable                                                                             500                  1,151
        Loans payable                                                                       3,435,635              2,958,885
        Loans payable - related party                                                          27,943                 28,493
                                                                                     -----------------      -----------------

TOTAL CURRENT LIABILITIES                                                                   7,597,018              5,970,667

LONG-TERM LIABILITIES
        Unsecured 10% Loan payable                                                          1,243,934              1,243,934
                                                                                     -----------------      -----------------

TOTAL LONG-TERM LIABILITIES                                                                 1,243,934              1,243,934
                                                                                     -----------------      -----------------
      TOTAL LIABILITIES                                                                     8,840,952              7,214,601

STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock, (par value $.001 per share, 395,000,000 shares authorized: 65,822,012 and 55,599,595 shares issued and outstanding
           as of September 30, 2009 and December 31, 2008, respectively)                       65,822                 55,599
        Paid-in capital                                                                    25,749,736             24,964,721
        Retained earnings (Deficit)                                                       (33,715,732)           (31,237,713)
                                                                                     -----------------      -----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       (7,900,174)            (6,217,393)
                                                                                     -----------------      -----------------
        TOTAL LIABILITIES &
                   STOCKHOLDERS' EQUITY (DEFICIT)                                    $        940,778       $        997,208
                                                                                     =================      =================

          See notes to the Condensed Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

---------------------------------------------------------------------------------------------------------------------------------

                                                NINE MONTHS           NINE MONTHS          THREE MONTHS          THREE MONTHS
                                                   ENDED                 ENDED                 ENDED                 ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                    2009                  2008                 2009                  2008
                                             -------------------   -------------------  --------------------   ------------------
                                                (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)

 REVENUES
        Income                               $          528,387    $        1,087,210   $           314,231    $         547,447
                                             -------------------   -------------------  --------------------   ------------------

 NET REVENUE                                            528,387             1,087,210               314,231              547,447

 COST OF GOODS SOLD
        Cost of goods sold                              138,394               379,753                41,364              210,822
                                             -------------------   -------------------  --------------------   ------------------

 TOTAL COST OF GOODS SOLD                               138,394               379,753                41,364              210,822
                                             -------------------   -------------------  --------------------   ------------------

 GROSS PROFIT                                           389,993               707,457               272,867              336,625

 OPERATING EXPENSES
        Depreciation                                     10,242                18,335                 3,414                9,217
        Finance fee                                         143               925,367                     -                  409
        Consulting fees                                       -             3,148,054                     -               28,000
        Professional fees                             1,364,308             1,106,305               716,256              339,710
        General and administrative                    1,038,946             1,064,743               632,779              384,751
                                             -------------------   -------------------  --------------------   ------------------

 TOTAL OPERATING EXPENSES                             2,413,639             6,262,804             1,352,449              762,087
                                             -------------------   -------------------  --------------------   ------------------

 LOSS FROM OPERATIONS                                (2,023,646)           (5,555,347)           (1,079,582)            (425,462)

 OTHER INCOME (EXPENSES)
        Interest expense                               (455,406)           (1,452,880)             (147,032)            (143,867)
        Other income                                      1,057                     -                     -                    -
        Other expenses                                      (25)                   53                     -                    -
                                             -------------------   -------------------  --------------------   ------------------

 TOTAL OTHER INCOME (EXPENSES)                         (454,374)           (1,452,827)             (147,032)            (143,867)
                                             -------------------   -------------------  --------------------   ------------------

 NET INCOME (LOSS)                           $       (2,478,020)   $       (7,008,174)  $        (1,226,614)   $        (569,329)
                                             ===================   ===================  ====================   ==================

  BASIC EARNING (LOSS) PER SHARE             $            (0.04)   $            (0.19)  $             (0.02)   $           (0.01)
                                             -------------------   -------------------  --------------------   ------------------

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES - BASIC AND DILUTED                 59,702,964            36,654,958            59,726,073           51,163,016
                                             ===================   ===================  ====================   ==================



          See notes to the Condensed Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows

-------------------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                                       2009                  2008
                                                                                -------------------    ------------------
                                                                                   (Unaudited)            (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                          $  (2,478,020)         $     (7,008,174)

     Adjustments  to  reconcile  net loss to net
      cash provided by (used in) operating activities:
           Depreciation                                                                10,242                    18,335
           Common stock issued for services                                           795,238                 4,425,908
           Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                              8,726                    47,050
                (Increase) decrease in other receivable                                   199                   (19,785)
                (Increase) decrease in prepaid expenses                                     -                   913,645
                (Increase) decrease in employee advances                               53,173                   (37,226)
                (Increase) decrease in security deposits                                2,120                         -
                (Increase) decrease in accounts payable and accrued expenses        1,163,927                   681,853
                (Increase) decrease in bank overdraft                                 (16,352)                 (326,376)
                (Increase) decrease in association membership list                          -                     7,102
                (Increase) decrease in income tax payable                                (651)                      545
                                                                                -------------------    ------------------

          NET CASH USED BY OPERATING ACTIVITIES                                      (461,398)               (1,297,124)

     CASH FLOWS FROM INVESTING ACTIVITIES

           Acquisition of equipment                                                    (3,407)                        -
                                                                                -------------------    ------------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (3,407)                        -

     CASH FLOWS FROM FINANCING ACTIVITIES

        Line of credit                                                                  3,228                   361,010
        Proceeds from loans payable                                                   476,750                   923,656
        Increase in loan payable - related party                                         (550)                   12,458
        Common stock issued for cash                                                        -                         -
                                                                                -------------------    ------------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         479,428                 1,297,124
                                                                                -------------------    ------------------

         NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                            14,623                         -

         CASH AT BEGINNING OF PERIOD                                                    8,744                         -
                                                                                -------------------    ------------------

         CASH AT END OF PERIOD                                                  $      23,367          $              -
                                                                                ===================    ==================

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Interest paid                                                              $     455,406          $      1,452,880
                                                                                ===================    ==================

     Income taxes paid                                                          $           -          $              -
                                                                                ===================    ==================



          See notes to the Condensed Consolidated Financial Statements

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2009
                                  (Unaudited)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2009 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2008 audited consolidated financial statements. The results of operations for the three months period ended September 30, 2009 are not necessarily indicative of the operating results for the full years.


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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2009
                                  (Unaudited)


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


NOTE 4 - NOTES PAYABLE & LONG TERM LIABILITIES

Notes payable as of September 30, 2009 consist of the following:

                                                   September 30, 2009
--------------------------------------------- ---------------------------------

Unsecured loans, with annual interest of 8%.
                                                      $ 3,435,635

Unsecured notes, with annual interest of 10%.           1,243,934
--------------------------------------------- ---------------------------------

                                                      $ 4,679,569
============================================= =================================

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2009
                                  (Unaudited)


NOTE 5 BASIC INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                   September 30, 2009          September 30, 2008
---------------------------------------------  ---------------------------- -------------------------
NET INCOME (LOSS) FROM OPERATIONS              $         (2,478,020)        $        (7,088,174)

Basic income / (loss) per share                $              (0.04)        $             (0.19)
                                               ============================ =========================

Weighted average number of shares outstanding            59,702,964                  36,654,958
                                               ============================ =========================



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

           ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2009
                                  (Unaudited)


NOTE 6. STOCK TRANSACTIONS - CONTINUED

On May 12, 2009 the Company issued 2,000,000 shares of its common stock for services rendered.

On June 5, 2009 the Company issued 556,667 shares of its common stock for services rendered.

On July 31, 2009 the Company issued 2,500,000 shares of its common stock for services rendered.

On August 11, 2009 the Company issued 1,850,000 shares of its common stock for services rendered.

On August 14, 2009 the Company issued 500,000 shares of its common stock for services rendered.

On August 31, 2009 the Company issued 400,000 shares of its common stock for services rendered.

On September 9, 2009 the Company issued 1,500,000 shares of its common stock for services rendered.

On September 21, 2009 the Company issued 125,000 shares of its common stock for services rendered.

On September 22, 2009 the Company cancelled 1,020,000 shares of its common stock and returned them to treasury.

As of September 30, 2009, the Company had 65,822,012 shares of common stock outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008


         REVENUE

         Total revenue for the three months ended September 30, 2009 decreased by $233,216 from $547,447 during the three months ended September 30, 2008 to $314,231 for the three months ended September 30, 2009. This decrease is attributed to the down turn in US economy. Total revenue for the nine months ended September 30, 2009 decreased by $558,823 from $1,087,210 during the nine months ended September 30, 2008 to $528,387 for the nine months ended September 30, 2009. This decrease in revenue was a result of the continuing down turn of the economy.

         OPERATING EXPENSES

         Operating expenses increased by $590,362, from $762,087 during the three months ended September 30, 2008, to $1,352,449 for the three months ended September 30, 2009. Operating expenses decreased by $3,849,165, from $6,262,804 during the nine months ended September 30, 2008, to $2,413,639 for the nine months ended September 30, 2009. This majority of the decrease in operating expense was the result of expenses for the nine months ended September 30, 2009 that related to stock issuances for consulting fees.


         NET LOSS

         Net loss increased by $657,285 from $569,329 during the three months ended September 30, 2008, to $1,226,614 for the three months ended September 30, 2009. Net loss decreased by $4,530,154 from $7,008,174 during the nine months ended September 30, 2008, to $2,478,020 for the nine months ended September 30, 2009. This decrease in net loss was the result of operating efficiencies, lower general and administrative expenses and lower finance fees as compared to the nine months ended September 30, 2008. Stock issuance related expenses for the nine months ended September 30, 2009 were $470,000. Currently operating costs exceed revenue because sales are not yet sufficient. We cannot assure when or if revenue will exceed operating costs.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $23,367 at September 30, 2009, as compared to net cash of $0 at September 30, 2008.

         During the nine months ended September 30, 2009, the Company used ($461,398) of cash for operating activities, as compared to ($1,297,124) during the nine months ended September 30, 2008. The decrease in the use of cash for operating activities was a result of continuous optimization of the general and administration support.

         Cash provided by financing activities relating to bank line of credit, the issuance of promissory notes and shares of common stock during the nine months ended September 30, 2009 was $479,428, as compared to $1,297,124 during the nine months ended September 30, 2008. Since January 1, 2006, our capital needs have primarily been met from the proceeds of private placements, bridge loans and, to a lesser extent, sales.

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009 (under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2009 the Company issued 2,500,000 shares of its common stock for services rendered.

On August 11, 2009 the Company issued 1,850,000 shares of its common stock for services rendered.

On August 14, 2009 the Company issued 500,000 shares of its common stock for services rendered.

On August 31, 2009 the Company issued 400,000 shares of its common stock for services rendered.

On September 9, 2009 the Company issued 1,500,000 shares of its common stock for services rendered.

On September 21, 2009 the Company issued 125,000 shares of its common stock for services rendered.

On September 22, 2009 the Company cancelled 1,020,000 shares of its common stock and returned them to treasury.

As of September 30, 2009, the Company had 65,822,012 shares of common stock outstanding.


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


                                ENVIRONMENTAL SERVICE PROFESSIONALS, INC.


Dated:  November 23, 2009       By:  /s/ Edward L. Torres
                                    --------------------------------------------
                                    Edward L.  Torres,  Chairman  of the  Board,
                                    President  and  Chief   Executive   Officer,
                                    (Principal Executive Officer),  Acting Chief
                                    Financial   Officer   (Principal   Financial
                                    Officer)