Form 10-K/A
period 2008-12-31
ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
filed 2011-04-04
CIK 911441

FORM 10-K/A

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2008

COMMISSION FILE NUMBER 1-14244

ENVIRONMENTAL SERVICE PROFESSIONALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-1214736
(State of Incorporation)	(I.R.S. Employer Identification No.)

810 NORTH FARRELL DRIVE, PALM SPRINGS, CALIFORNIA 92262
(Exact name of registrant as specified in its charter)

(760) 327-5284
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

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
Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.|_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|
None-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $169,564 as of June 30, 2008 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board). For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.

There were 285,831,673 shares outstanding of the registrant's Common Stock as of March 31, 2011.

PART I

This Annual Report on Form 10-K/A contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Environmental Service Professionals, Inc. (the "Company") operates, the Company's product development plans, business strategy and financial estimates, the continued acceptance of its products and its dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimated," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and you should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-K/A. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-K/A could cause its actual results to differ significantly from those contained in any forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K/A to conform forward-looking statements to actual results.

ITEM 1.  BUSINESS

GENERAL

Environmental Services Professionals, Inc. (formerly Glass-Aire Industries Group Ltd.), a Nevada corporation ("ESP," "we," "us," or the “Company"), was incorporated on September 29, 1992.  Prior to ceasing business in March 2004, the Company manufactured and distributed wind deflector products to automobile manufacturers in the United States, Canada and Japan.  Through ESP’s wholly-owned subsidiary Environmental Safeguard Professionals, Inc. (“Safeguard”), the Company offers various inspection services to address mandated energy certification, construction defects, moisture and other environmental issues in commercial and residential buildings, which form the foundation of a suite of services that together comprise: “The Industry’s Best in Class Inspection.”  The brand name of this program is ESP’s Certified Environmental Home Inspector™ (“CEHI™”) and is operating under ESP’s Environmental Safeguard Professionals Business Unit.  This Business Unit will also provide the annual subscription-based moisture maintenance programs to both residential and commercial clients under the Healthy Living Maintenance Program™ (“HLMP™”), and EcoCheck Inspection™ programs. Through ESP’s wholly owned subsidiary, National Professional Services, Inc. (“NPSI”), the Company offers annual trade memberships and management services for industry related associations.  Porter Valley Software, Inc. (“PVS”) will provide the core of ESP’s on-line inspection protocols.

Safeguard has developed an all inclusive multi-disciplined inspection program focused on reducing liabilities and mitigating risks.  The program is designed to protect homeowners, businesses and retail properties, builders, lenders, mortgage brokers/agents, and all other real estate oriented properties relating to state mandated energy certification, construction defects, moisture or other environmental issues.  It is known as the EcoCheck Inspection™.  The EcoCheck Inspection™ has developed, based on standardized training, certification, inspection, and results, reporting analysis programs which form the foundation of a suite of services that together are provided by ESP’s CEHI™.  One of the programs the Company provides by the CEHI™ program is the Healthy Green Living Certification™ (“HGLC™”).  After a EcoCheck Inspection™ has been conducted by one of ESP’s CEHIs; a subject property that passes inspection receives a HGLC™.  The HGLC™ is placed in the window closest to the main entrance of the building in order to alert visitors that the subject property promotes a healthy living environment through management of potentially harmful indoor air quality issues and is valid for 12 months.

NPSI, a wholly-owned business unit, is currently a conglomerate of seven individual associations and maintains 8,200 annual paying members.  The focus of this Business Unit is to establish cross-training on CEHI™ Programs and to provide information concerning residential environmental issues, establish training for underwriters, loan officers and appraisers to educate these groups about CEHI™ inspection protocols. These training programs for insurance companies, underwriters, loss control and risk management personnel educate and emphasize the benefits of using a CEHI™ on the initial inspection and then establishing annual inspections.

PVS has developed various software programs, which have been designed specifically for detailed data searching and data retention under the name InspectVue™. InspectVue™ is the core component of ESP’s automated on-line EcoCheck Inspection™ protocols that include the new energy inspection requirements that are being developed in concert with other industry leading participants.

WHOLLY OWNED SUBSIDIARIES

ENVIRONMENTAL SAFEGUARD PROFESSIONALS, INC.

OVERVIEW. Safeguard has developed an all inclusive multi-disciplined inspection process (the "EcoCheck Inspection™") that is focused on reducing liabilities and mitigating risks to protect homeowners, retail properties, builders, lenders, and mortgage brokers/agents relating to state mandated energy certification, construction defects, moisture and other environmental issues.  It strives to be "The Industry's Best in Class Inspection."

The branding of this program is called the Certified Environmental Home Inspector™ program ("CEHI™ program"). The Company believes that the CEHI™ program represents the keystone for environmental inspection services to address mandated energy certification, construction defects, moisture and other environmental issues in commercial and residential buildings.  The EcoCheck Inspection™ program services will support the residential real-estate mortgage, banking, and insurance industries in their ability to manage losses through moisture related claims.  The Company also believes that the CEHI™ program will play a significant role in managing the health and indoor air quality of the environments where people work and live.

One of the programs the Company provides as a part of the CEHI™ program is ESP's Healthy Assurance Certification™ ("HAC").  After an EcoCheck Inspection™ has been conducted by one of ESP's CEHIs, a subject property that passes inspection receives a HAC.  The HAC is placed in the window closest to the main entrance of the building in order to alert visitors that the subject property promotes a healthy living environment through management of potentially harmful indoor air quality issues and is valid for 12 months.

The Company also offers a pro-active comprehensive subscription-based 10-year annual maintenance program called the Healthy Living Maintenance Program™ ("HLMP") to all residential properties that have received a HAC.  Once a subject property receives an initial HAC it is eligible to subscribe to the HLMP™.  Every 12 months, a new EcoCheck Inspection™ is conducted and after any issues, if required, are corrected a new HAC is issued.  The Company believes that the HLMP™ adds value to a property and mitigates risk for the insurance, mortgage banking, building, real estate, and property management industries by reducing claims, instilling confidence in property safety, and promoting a positive green image to both residential and commercial clients.

Safeguard, while developing the CEHI™ program, has engaged in working relationships with industry participants: the National Association of Moisture Management ("NAMM"), Porter Valley Software, Inc., and Homesafe Inspections, Inc.

Safeguard's CEHI™ program, which includes the Certified Moisture Inspection and MoldScore™ analysis meets the requirements of the "mold prevention and maintenance plan ("MPMP") as defined in the "Mold Steps Toward Clarity - A White Paper by the Mold Working Group Updated: July 2007" published by the Commercial Real Estate/Multifamily Finance Board of Governors ("COMBOG") Underwriting and Closing Committee of the Mortgage Bankers Association.

In order to attempt to attain the highest level of training for participants in the CEHI™ program, Safeguard has partnered with Allied Business Schools to enhance and deliver the required curriculum for the CEHI™ program.  Allied Business Schools, Inc. is nationally accredited by the Distance Education and Training Council ("DETC").  The Accrediting Commission of the Distance Education and Training Council is listed by the U.S. Department of Education as a nationally-recognized accrediting agency. Management believes that this partnership provides the necessary credentials to attract both active duty and retired veterans in the CEHI™ while providing consistent quality of instruction to all participants.  The CEHI™ program is all about risk management for the individual. Management believes it is a significant tool to assess the health of one's environment.  Management believes that for the industry, it provides an easily understood, standardized way of assessing the risks of their policies, regardless of location.

SERVICE DESCRIPTION. The services included in the CEHI™ program are comprised of what management believes to be highly advanced and standardized on-line and automated procedural protocols developed in concert with each of the four industry participants, ESP, NAMM, Porter Valley Software, and Homesafe Inspections, Inc.  It is a requirement that all CEHIs utilize the on-line system when delivering any of the CEHI™ program services.  By working with nationally recognized industry leaders, management believes that the Company has developed state of the art "best in class" procedures providing the residential real-estate and insurance industries the ability to manage losses through claim reduction.

Management believes that clients utilizing CEHIs, can be assured that every single employee or approved vendor who provides services through the CEHI™ program has obtained the industries' best training, certifications and equipment required to provide the CEHIs program's services.

Management believes that the CEHI™ program also benefits the individual inspector. Approved vendors of Safeguard who deliver CEHI™ program services are anticipated to have the ability to deliver more effective inspections and meaningful reports, as well as the ability to provide additional environmental services (e.g.: Allergen Screening, Energy/Environmental reports and Radon testing).  The CEHI's ability to provide certain environmental services may be subject state or federal law and/or additional training requirements.

NATIONAL PROFESSIONAL SERVICES, INC.

OVERVIEW. NPSI is a management company, whose services include complete organization, association and administrative management, advisory council and board of director coordination, seminars, conferences, graphic design and printing, accounting and reporting and consulting. NPSI currently provides comprehensive management services for seven different membership organizations of which four are both National and International Organizations and one is non-profit.

NPSI is a full service association management company with the ability to work with trade associations that have between 250 members to 50,000 members.

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

The Environmental Assessment Association ("EAA") is an international organization dedicated to providing members with information and education in the environmental industry relating to environmental inspections and testing.  EAA represents thousands of environmental professionals who provide services to a wide variety of clients including lenders, federal and state agencies and private companies.  EAA's membership consists of environmental inspectors, lenders, remediation firms and government agencies.  The Environmental Assessment Association offers several professional designations and memberships which management believes makes the association one of the largest in the world for environmental professionals.  EAA has worked closely with Environmental Protection Agencies and management believes that EAA is at the forefront of the environmental industry maintaining a well earned reputation of "being involved."

Effective December 1, 2008, EAA has taken over the governing and certifying of the CEHI from Safeguard. Management believes that by achieving the highest level certification under the CEHI program, "EcoCheck Inspector™" professional inspectors will be empowered to validate their assessment expertise and advance their careers. The Company believes that organizations will be able to be confident hiring inspection professionals with the new CEHI™ certification as it identifies experts capable of providing the EcoCheck Inspection™ as protection to homeowners, businesses and retail properties, builders, lenders, mortgage brokers/agents, and all other real estate oriented properties relating to state mandated energy certification, construction defects, moisture, or other environmental issues.

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

PORTER VALLEY SOFTWARE, INC.

PVS has developed various software programs, which have been designed specifically for corporate applications that require highly detailed data searching and data retention solutions, including but not limited to InspectVue™ Report-Writers. InspectVue™ Report-Writers is a software application used by CEHIs for both residential and commercial structural, moisture, environmental and fireplace inspections. InspectVue™ Report-Writers uses PVS' PVS Inspection Platform™ as its underlying technology to accumulate and record specific and unique data on every building inspected. In January 2005, PVS won the Innovations Award presented by The International Association of Certified Home Inspectors for its InspectVue™ line of Professional Report-Writers.  The Company believes that PVS will become a core component of the on-line and automated procedural protocols, including but not limited to new energy inspection requirements, the Company are developing in concert with Homesafe Inspections, Inc. and other industry participants. Based on the continuing housing slump and economic environment, compounded by the Company’s cash shortfalls which delayed much needed updates in the software, management impaired the full value of the asset at December 31, 2008 totaling approximately $609,000.  The InspectVue software was adequate in the past but it needs to be upgraded and due to the company’s limited financial ability we were unable to make investments to upgrade it on a current basis, however the Company intends to in the future.

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

ESP is in the process of trying to expand the market by looking to include every home in the United States as a possible prospect. ESP's goal is to capture 1.5 million homes each year by 2011 that will require an initial inspection.  This would represent approximately 10.2% of the estimated 126,000,000 homes in the United States; at an average cost of $795 per initial inspection.

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

ESP's inspection programs are all about "Risk Management".  Management believes that ESP’s inspection programs are a significant tool to assess the health of an individual's environment.  For the inspection industry, they provide an easily understood and standardized way of assessing risks regardless of location.

ESP's inspection programs are focused on the residential real-estate, mortgage, banking and insurance industries.  The goals are three-fold and in order of priority:

1)
To gain the acceptance of the residential insurance industry to a level where members will consider offering a discount to their policyholders if their customers receive an initial EcoCheck Inspection(™) and then participate in the pro-active comprehensive subscription based 10-year annual maintenance process called the Healthy Home Mortgage, issuing a Healthy Green Living certification seal.

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

ESP believes that stakeholders of the building industry have an excellent understanding of the cause and effect of moisture to the structural integrity of a building and a strong understanding of the concerns of radon, asbestos, and lead issues and a volatile organic compounds ("VOCs").

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

ESP believes there is no reliable and standardized procedure to have your property removed from the CLUE report.  Various state governments are enacting legislation and publishing information on protecting buildings from moisture, mold and related environmental issues.  The common thread is regular inspections to ensure any issues do not become chronic one. http://www.tdi.state.tx.us/pubs/consumer/cb074.html

The annual costs associated with the lawsuits, additional health care including medical emergencies, construction, and remediation costs surrounding mold and moisture issues are real and staggering.

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

In recent years, media attention on indoor mold has surged, and this has led to rising concern about mold-related health effects. Mold spores primarily cause health problems when they are present in large numbers and people inhale an unusually high number of them.  This occurs primarily when there is active mold growth within a home, office, or school where people live or work. People can also be exposed to mold by touching contaminated materials and by eating contaminated foods.  The most serious health effects of indoor mold chiefly include inflammation of the mucous membranes or respiratory tract and infection; however, allergic symptoms are the most common following mold exposure. Typical symptoms that mold-exposed persons report (alone or in combination) include: respiratory problems, such as wheezing, difficulty  breathing, and shortness of breath; nasal and sinus congestion; eye irritation (burning, watery, or reddened eyes); dry, hacking cough; nose or throat irritation; and skin rashes or irritation. The Institute of Medicine reviewed the literature and found evidence that mold exacerbates asthma.
AGE	AVERAGE PERCENT OF TIME SPENT 1, 2
	INSIDE THE HOME	OTHER INDOORS	OUTDOORS	INSIDE A VEHICLE
CHILDREN 0-2	85	4	7	4
3-5	76	9	10	5
6-11	71	12	13	4
ADULTS & TEENS	62	25	6	7
1)  From: STUDY OF CHILDREN'S ACTIVITY PATTERNS (Wiley ET AL., 1991a, ARB Contract no. A733-149; Phillips ET AL., 1991).
2)  From: ACTIVITY PATTERNS OF CALIFORNIA RESIDENTS (Wiley ET AL., 1991b, ARB Contract no. A6-177-33; Jenkins ET AL., 1992a).

HEALTH END POINT	ESTIMATED ANNUAL COSTS OF INDOOR AIR POLLUTION IN CALIFORNIA ALONE
As an example, a key reason indoor pollution is so critical to health is that Californians, like others from industrialized nations, spend most of their time indoors-about 87%, on average.  So, if pollutants are present indoors, there is a high likelihood that people will be exposed to them.  The home is a critical exposure microenvironment for all, and especially for children.

Dampness, mold, dirty carpeting, and pest infestations are often components of substandard housing, each leading to associated health problems, especially allergy symptoms and exacerbation of asthma attacks in asthmatics.  Homes with moisture and dampness contributing to mold growth are more likely to be older, poorly insulated buildings.

	HEALTH VALUATION: PREMATURE DEATH 1, 2 ($ BILLIONS/YR)	MEDICAL COSTS 1, 2 ($ BILLIONS/YR)	LOST PRODUCTIVITY COST 1, 2 ($ BILLIONS/YR)	E
Mold and moisture: asthma and allergies	0.031	0.19	NA	0.22
Sick building syndrome	NA	NA	8.5	8.5
TOTAL 3	0.031	0.19	8.5	8.72
1)  Estimates are based on average or mid-point of incidence rates of mortality and morbidity from sources discussed in the main report.  Values are rounded to two significant figures.
2)  Original data were adjusted to year 2000 dollars and year 2000 population.
3)  Totals are rounded to two significant figures.  These totals are likely low because conservative cost estimates were used, and quantitative information is not readily available for many known impacts of indoor air pollution, such as for indoor PM and many indirect costs of health effects.  The actual impact on the California economy may be several times this total amount.

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

COMPETITION

ESP estimates that its competition is currently represented by 5,000 indoor air quality experts who conduct residential environmental screenings and about 20,000 home inspectors (about 10,000 conduct environmental testing, as well). Approximately 10,000 consultants nationwide conduct residential environmental testing.

ESP believes with the exception of a handful of inspection franchisors with between 100 and 300 independently owned and operated offices respectively, the inspection industry is populated primarily by sole proprietors.

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

In an effort to ensure profitability, the Company has standardized each of its process and has documented a standardized training program, which all employees/contractors must pass.  New CEHI’s (including Veteran’s) are required to learn the Company’s processes, while developing working relationships with administrative personnel at HQ under simulated, low-stress conditions.  Teamwork is built by fostering an understanding of all aspects of the business.
KEY INTERNAL PROGRAM FEATURES

•Standardized Training
•Standardized Certification Process
•Standardized Inspection & Report Process
•Standardized Result Analysis
•Proprietary dispatch process
•Scripted needs assessment
•Standardized rate card
•Database driven trends analysis
•Scalable CEHI support systems
•Veteran Affairs approved educational institution

STANDARDIZED PROCESSES AND TRAINING CREATE A COMMUNITY AMONG ALL COMPANY TEAM MEMBERS, ENSURING DEDICATION TO COMMON GOALS OF HIGH QUALITY AND EFFICIENCY
EMPLOYEES

The Company currently employs ten full-time individuals, all of who are working at the Company's offices at 810 N. Farrell Road, Palm Springs, California 92262.  Of those ten full-time employees, six are employed in administrative, marketing, and sales positions and the remaining four are technical employees employed in research, development and production positions.  The Company projects that during the next 12 months, the Company's workforce is likely to increase.

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

OTHER GOVERNMENT REGULATIONS

ESP believes that the current administration will either enact legislation or establish policies for the establishment of national standards for residential and commercial building inspections and a requirement for annual inspections for all federally insured mortgages (covering Housing and Urban Development, Federal Housing Authority and Ginnie Mae), mortgages securitized by government sponsored enterprises (Freddie Mac and Fannie Mae), mortgages by lending institutions or properties insured by institutions receiving funds through the Emergency Economic Stabilization Act of 2008, and all properties leased and/or owned by the U.S. Government will may result in immediate and sustainable benefits.  These benefits may include, but are not limited to:

➢	Reduction in financial risk of and preservation of hundreds of billions of dollars of economic value for all U.S. Government directly and indirectly backed mortgages,

➢	Amelioration of financial risks to lending institutions across the nation,

➢	Annual inspections assist in preventing moisture related issues thereby protecting the value of the property and the health of the occupant.

➢	Reduction in insurance claims and lawsuits for construction defects and accidental property damage,

➢	Elimination of uninhabitable, uninsurable, and unsalable or condemned properties,

➢	Stabilization and subsequent growth of the local property tax base in all states and communities,

➢	Creation of 200,000 to 300,000 jobs industry related nationwide with an emphasis on providing job training for veterans

➢	Establishment and maintenance of environmentally healthy buildings for employees, families, and visitors.

➢	The Public will benefit the most from this stimulus action.

ITEM 1A.  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WHICH COULD MAKE IT DIFFICULT TO ACCURATELY EVALUATE OUR BUSINESS AND PROSPECTS.

We began offering our environmental inspection services as Environmental Service Professionals, Inc. in October 2006 and our association management services in July 2007.  Accordingly, we have a limited operating history and, as a result, we have limited financial data that you can use to evaluate our business and prospects.  Our business model is evolving and it may not be successful.  As a result of these factors, the future revenue and income potential of our business is uncertain.  Although we have experienced significant revenue growth in recent periods, we may not be able to sustain this growth.  Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our state of development.  Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain and expand our current relationships, and develop new relationships with state, federal and environmental regulatory bodies

•
Gain the acceptance of the commercial and residential insurance industry to a level where they will consider offering a discount to their policyholders, if their customers/insured's receive an initial inspection services and then participate in an annual inspection program

•
Maintain and expand our current relationships, and develop new relationships with the industry stakeholders including insurance, mortgage, and banking businesses, and realtors, builders, asset managers and the consumer

•	Continue to grow our revenue and meet anticipated growth targets

•	Manage our expanding operations and implement and improve our operational, financial, and management controls o Respond effectively to competition

•	Implement ESP's national marketing campaign

•	Attract and retain qualified management and employees

•	Attract the existing top tier home and moisture inspectors nationwide and to become approved vendors as independent contractors in order to deliver the CEHI Program of services

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

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT WE WILL CONTINUE AS A GOING CONCERN.

The accompanying financial statements to this filing have been prepared assuming that we will continue as a going concern. As discussed in Note 10 to the financial statements, we have generated net losses of approximately $23.2 million during the period from September 29, 1992 (inception) through December 31, 2008.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to raise additional funds through debt or equity offerings.  We are insolvent unless and until we raise adequate capital to repay our short-term indebtedness which is in default.  There is no guarantee that we will be able to raise any capital through any type of offerings.

WE ARE CURRENTLY IN DEFAULT ON OUR TERM LOANS.

We have failed to repay our term loans on a timely basis.  Several of our lenders have initiated legal action against the Company.  We cannot assure that our remaining lenders will continue to refrain from enforcement and foreclosure on their loans.  If we are not able to repay or refinance our loans, we may experience foreclosure on our assets and a cessation of our business. In such circumstances you may lose your entire investment in ESP.

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

OUR PRINCIPAL SHAREHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER SHAREHOLDERS.

As of March 31, 20011 our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 36% of our outstanding common stock.  These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN, AND IS LIKELY TO CONTINUE TO BE, VOLATILE WITH LIMITED LIQUIDITY.

The trading prices of our common stock and the securities of service companies generally have been highly volatile. Trading volume has been extremely light and may not increase, resulting in limited liquidity for stockholders.  The trading price of our common stock may decline or fail to appreciate.  Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•
market conditions in the inspection industry, the industries of our customers, and the economy as a whole; and adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

WE MUST RESTATE CERTAIN OF OUR FINANCIAL STATEMENTS, WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

We must restate our financial statements for the fiscal years ended December 31, 2007 and 2008 to reflect the Security and Exchange Commission's concerns regarding our prior accountant's treatment of our business combination which closed in October 2006. We do not anticipate that the changes to our financial statements will be material or that they will have a material adverse effect on our business, but we cannot assure that the changes will not adversely affect the trading price of our common stock.

WE DID NOT TIMELY FILE WITH THE SEC OUR FORM 10-K FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010.

We did not timely file with the SEC our Form 10-Ks and Form 10Qs for the fiscal years ended December 31, 2008, 2009 and 2010.  As a result of the delayed filing of our Form 10-Ks, we are ineligible to use a "short form" registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

ITEM 2.  PROPERTIES

ESP currently leases approximately 14,000 square feet of office space at a rental rate of approximately $15,000 per month pursuant to a month-to-month lease, which commenced in July 2009 at 810 N. Farrell Drive, Palm Springs, California 92262.

As of March 31, 2011 the Company has consolidated all of its operations into its headquarters at 810 N. Farrell Drive, Palm Springs, California 92262.

ITEM 3.  LEGAL PROCEEDINGS

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time is considered to be material to the Company's business or financial condition.

John Cooley v. Pacific Environmental Sampling, Inc., et. al.:
On December 6, 2006, John Cooley filed a civil complaint in Ventura County alleging breach of fiduciary duty and fraud regarding the restructuring of Pacific Environmental Sampling, Inc. on March 25, 2006. On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and for appointment of a receiver.  Both of Cooley’s requests were denied by the Court.  The Company and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the fraud claim and the demurrer was sustained. Cooley was permitted by the Court to file a First Amended Complaint to attempt to correct deficiencies.  In January 2010, without admitting liability, the Company entered into a settlement agreement with Mr. Cooley pursuant to which Mr. Cooley agreed to dismiss this case with prejudice in consideration for $40,000 plus 100,000 shares of our Common Stock.  The $40,000 settlement is reflected in the 2008 financial statements.

Bakai v. Environmental Service Professionals, Inc., et. al.:
In July 17, 2008, Mr. Bakai filed a civil action against the Company for failure to pay on a promissory note. The Company elected not to defend against the claim and a default Judgment was entered on September 18, 2008 which is now valued at $23,548. We estimate that we incurred approximately $1,000 in legal costs to defend this case.  The value of this settlement has been accrued in the 2008 financial statements.

Palm Desert National Bank v. Environmental Service Professionals, Inc., et. al.:
On October 22, 2008, Palm Desert National Bank filed a civil action against the Company for failure to pay on a promissory note. The Company elected not to defend against the claim and a default Judgment was entered on January 26, 2009. We estimate that we incurred approximately $4,000 in legal costs to defend this case.  On December 3, 2010 Palm Desert National Bank was sold to Bank of Southern California. The value of $289,269 has been accrued in the 2008 financial statements.

Keith Swift, et. al. v. Lorne Steiner:
On December 9, 2008, Lorne Steiner filed a cross complaint in Los Angeles County naming the Company as a Cross-Defendant in response to a civil complaint filed against him by Keith Swift and Jacki Swift.  Steiner’s allegation against the Company are for breach of contract, fraud, abuse of legal process and indemnification as it relates to the stock purchase agreement of Porter Valley Software, Inc. Lorne Steiner filed a Cross-Complaint against the Company for breach of contract based upon claims that the Company failed to pay the amounts required by a settlement agreement relating to the purchase of Porter Valley Software. A Judgment was entered on December 1, 2009. We estimate that we incurred approximately $125,000 in legal costs to defend this case. The value of $500,000 has been accrued in the 2008 financial statements.

Jerry Thompson v. Environmental Service Professionals, Inc., et. al.:
On, July 17, 2009, Mr. Thompson filed a civil action against the Company for failure to pay on a promissory note. The Company elected not to defend against the claim and a Default Judgment was entered on April 2, 2010 which is now valued at $123,262. We estimate that we incurred approximately $2,500 in legal costs to defend this case. The value of $130,000 has been accrued in the 2008 financial statements.

Lyle Watkins v. Environmental Service Professionals, Inc., et. al.:
On May 14, 2010, Lyle Watkins filed a civil action against the Company and other based upon a settlement agreement entered into between Mr. Watkins and the Company. Mr. Watkins claims that he is owed either $397,000 or that he is entitled to keep 9 million shares of the Company’s common stock. The Company has filed a Demurrer to the First Amended Complaint which is set for hearing in January 2011.  The Company will defend against Mr. Watkins’ claims as management feels that many such claims are frivolous and unwarranted. the Company feels that it will prevail against all of Mr. Watkins claims but that it may be required to pay Mr. Watkins $397,000 plus interest based upon the previous settlement agreement (less substantial amounts for off-sets, credits and reimbursements based upon claims that the Company has against Mr. Watkins). Mr. Watkins is seeking damages in the amount of $397,000 or 9 million shares of the Company’s stock. We estimate that we incurred approximately $65,000 in legal costs to defend this case.

Tatro & Zamoyski, LLP v. Environmental Service Professionals, Inc.:
On July 9, 2010, Tatro & Zamoyski, LLP filed a claim against the Company seeking $4,508 for breach of contract. The Company is defending this claim and will continue to work with Tatro & Zamoyski to reach a settlement . We estimate that we incurred approximately $500 in legal costs to defend this case.

Niv Benshalom v. Environmental Service Professionals, Inc.:
On July 9, 2010, Niv Benshalom has asserted a claim against the Company seeking $100,749 for breach of contract. The Company defended this claim and reached a settlement on November 18, 2010.  We estimate that we incurred approximately $500 in legal costs to defend this case. The value of $100,749 will be accrued in the 2009 financial statements.

Environmental Service Professionals, Inc., ESP Settlement, LLC v. Lion Share Capital, LLC:
In October 2010 the Company filed a civil action against Lion Share Capital for breach of contract based upon Lion Share Capital’s failure to comply with the terms of an equity contract. The Company seeks damages in an amount in excess of $25,000 plus the cancellation of 5 million common stock warrants and the return of 5 million shares of its common stock.  The Complaint has been filed and is in the process of being served upon the Defendant. The Company is prosecuting this case vigorously and believes that it has a meritorious case and that Lion Share will be required to pay damages as well as return the 5 million shares of ESP stock, the Company cancelled the 5 million warrants at $ 0.75 per share. There are no claims asserted against ESP in this litigation.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the OTC Bulletin Board Market under the symbol "EVSP."  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years as reported by Yahoo! Finance was as follows.

2007	HIGH	LOW	2008	HIGH	LOW
First Quarter	$1.25	$0.52	First Quarter	$0.25	$0.14
Second Quarter	$1.40	$0.51	Second Quarter	$0.23	$0.08
Third Quarter	$2.20	$0.40	Third Quarter	$0.15	$0.06
Fourth Quarter	$0.76	$0.15	Fourth Quarter	$0.08	$0.01

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

There is currently minimal trading volume for the Company's securities.  During the period from January 1, 2007 through December 31, 2008, ESP's common stock traded at a high of $2.20 and a low of $0.01.

As of March 31, 2011 there were approximately 259 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which is unknown.  As of March 31, 2011, there were approximately 285,831,673 shares of common stock outstanding on record.

As of December 31, 2008, 3,127,678 shares of outstanding common stock were cancelled for non-performance of various consultants and termination of negotiations of additional debt or equity.

PURCHASES OF THE COMPANY'S SECURITIES BY ESP OR ITS AFFILIATES

None of the Company's shares of common stock were purchased by ESP or its affiliates during the fiscal year ended December 31, 2008.

DIVIDENDS

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Effective April 28, 2008, our board of directors adopted the 2008 ESP Stock and Incentive Plan (the "2008 Plan") for Directors, Officers, Employees, and Consultants under which a total of 10,000,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options.  Our 2008 Plan has been approved by the holders of a majority of our outstanding shares.  The following table sets forth certain information regarding our 2008 Plan as of December 31, 2008:  The Company issued 1,062,003 restricted stock to employees under the 2008 plan.

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
1,050,000	$0.10	7,887,997

WARRANTS

During the fiscal year ended December 31, 2008, the Company issued warrants to purchase 625,000 shares of the Company's common stock at an exercise price of $0.01 exercisable for a period of three years from the date of issuance, warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.17 exercisable for a period of three years from the date of issuance, warrants to purchase 2,711,242 shares of the Company's common stock at an exercise price of $0.25 exercisable for a period of three years from the date of issuance, warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 exercisable for a period of three years from the date of issuance, warrants to purchase 686,206 shares of the Company's common stock at an exercise price of $0.58 exercisable for a period of three years from the date of issuance, warrants to purchase 8, 229,835shares of the Company's common stock at an exercise price of $0.75 exercisable for a period of three years, warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $1.25 exercisable for a period of three years from the date of issuance, and warrants to purchase 737,420 shares of the Company's common stock at an exercise price of $1.50 exercisable for a period of three years from the date of issuance

During the fiscal year ended December 31, 2008, no warrants were cancelled and no warrants were exercised.

UNREGISTERED ISSUANCE OF EQUITY SECURITIES

The following is a list of the issuance of securities by us during the fiscal year ending December 31, 2008 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

Number of	Dollar Amount/Value	Services or Other		Exemption from
Shares	of Consideration	Consideration	Date of Sale	Registration

100,000	$58,000	Loans	Febuary 21, 2008	Rule 506
125,000	$72,550	Loans	March 17, 2008	Rule 506
1,000,000	$140,000	Loans	April 3, 2008	Rule 506
25,000,000	$3,500,000	Director fees	April 7, 2008	Rule 506
400,000	$100,000	Loans	April 8, 2008	Rule 506
357,000	$35,700	Services	April 8, 2008	Rule 506
450,000	$40,500	Services	May 1, 2008	Rule 506
505,000	$70,700	Services	May 15, 2008	Rule 506
800,000	$128,000	Services	May 22, 2008	Rule 506
30,000	$10,000	Loans	June 6, 2008	Rule 506
200,000	$30,000	Acquisition	June 18, 2008	Rule 506
50,000	$7,500	Acquisition	June 20, 2008	Rule 506
40,000	$23,200	Loans	June 30, 2008	Rule 506
50,000	$4,500	Loans	July 29, 2008	Rule 506
20,000	$1,800	Services	July 29, 2008	Rule 506
112,069	$65,000	Cash	August 12, 2008	Rule 506
326,896	$21,248	Loans	August 12, 2008	Rule 506
98,324	$5,166	Services	August 21, 2008	Rule 506
525,000	$155,000	Loans	September 18, 2008	Rule 506
200,000	$30,000	Acquisition	September 23, 2008	Rule 506
200,000	$12,000	Services	October 2, 2008	Rule 506
311,615	$18,697	Services	October 29, 2008	Rule 506
1,000,000	$50,000	Services	November 7, 2008	Rule 506
200,000	$7,000	Loans	November 12, 2008	Rule 506
160,000	$45,300	Loans	November 12, 2008	Rule 506
200,000	$30,000	Acquisition	November 25, 2008	Rule 506
50,000	$2,000	Services	November 25, 2008	Rule 506
250,000	$10,000	Services	December 3, 2008	Rule 506
1,000,000	$40,000	Services	December 5, 2008	Rule 506
47,620	$1,904	Services	December 15, 2008	Rule 506
149,192	$5,969	Services	December 15, 2008	Rule 506

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

This Form 10-K/A contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about ESP Inc.'s ("ESP," "we," "us," or the "Company") financial condition, results of operations and business.  These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

a.	volatility or decline of the Company's stock price;

b.	potential fluctuation in quarterly results;

c.	failure of the Company to earn revenues or profits;

d.	inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

e.	failure to commercialize the Company's technology or to make sales;

f.	changes in demand for the Company's products and services;

g.	rapid and significant changes in markets;

h.	litigation with or legal claims and allegations by outside parties;

i.	insufficient revenues to cover operating costs;

j.	failure to obtain FDA approval for the Company's new medical scanning device, which is still in its prototype stage.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.

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

Our test-marketing of the CEHI™ program and related services conducted in 2008 has now finished and additional refinements are in progress.

The sales and revenues from service are either from our proof of concept and test-marketing phase of applicants enrolling into the CEHI™ program or end-customers requesting inspections.

Our test-marketing efforts through website advertising, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generated leads of potential customers desiring to purchase services either immediately or in the course of one month. Management expects that when the additional refinements to the marketing program are completed it will eventually help stabilize the amount of services sold on a monthly basis with immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

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

Cost of revenue generated by Porter Valley Software consists of costs related to cost of providing application support and upgrade services.  Costs related to the application support service include application hosting, postage, telephone long distance, industry related information literature, related supplies and materials.  Costs related to application upgrade services include on-going development and programmer consultant fees,

IMPAIRMENT OF LONG-LIVED ASSETS

 We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360, "Accounting for the Impairment and Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results. We have had significant impairment of our long-lived assets in 2007 and 2008.

ACCOUNTING FOR STOCK BASED COMPENSATION

In accordance with FASB ASC 718 the Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

OTHER ACCOUNTING FACTORS

The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.  Although we are unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, other than the current economic environment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

REVENUE

Total revenue for the period ended December 31, 2008 increased by $409,768 to $1,034,141 from $624,373 in the prior year ended December 31, 2007, which represented an increase of 66%.  The increase in sales was attributed directly to higher revenue from dues and fees from our associations.

Due to the Company’s consolidation of offices and services, several employees were let go in Arizona.  The Company consolidated the National Professionals Services, Inc., and Porter Valley Software, Inc., offices into the main office in Palm Springs, which lowered administrative expenses.  Although the Company has made significant strides in implementing its strategy, the economic downturn has contributed significantly to the lower than expected revenue.

COST OF GOODS SOLD

Total cost of goods for the period ended December 31, 2008 increased by $391,148 to $474,266 from $83,118 in the prior year ended December 31, 2007, which represents an increase of 471%.  The increase in cost of goods was attributed directly to higher cost based on increases from lab fees and a percentage paid to independent inspectors.

DEPRECIATION AND AMORTIZATION

Total depreciation and amortization for the period ended December 31, 2008 increased by $185,877 to $202,364 from $16,487 in the prior year ended December 31, 2007, which represents an increase of 113%.  The increase in depreciation and amortization was attributed directly to a higher amortization rate for membership lists and $64,000 related to Porter Valley Software amortization.

FINANCE FEE

Total finance fee for the period ended December 31, 2008 increased by $89,994 to $221,994 from $132,000 in the prior year ended December 31, 2007, which represents an increase of 68%.  The increase in finance fee was attributed directly to the increase of the Company obtaining additional short term loans.

CONSULTING

Total consulting for the period ended December 31, 2008 decreased by $1,517,889 to $890,449 from $2,408,338 in the prior year ended December 31, 2007, which represents a decrease of 63%.  The decrease in consulting was attributed directly to restructuring the Company’s public relation and investor relation focus.

COMMISSION

Total commission for the period ended December 31, 2008 decreased by $280,445 to $2,500 from $282,959 in the prior year ended December 31, 2007, which represents a decrease of 99%.  The decrease in commission was attributed directly to the Company electing to raise its own capital from the efforts of its senior management rather than independent brokers.

PROFESSIONAL FEES

Total professional fees for the period ended December 31, 2008 decreased by $581,354 to $507,762 from $1,089,116 in the prior year ended December 31, 2007, which represents a decrease of 53%.  The decrease in professional fees was attributed directly to 2007 including larger legal fees related to the reverse merger and startup legal expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $3,766,457, up from $2,181,501 in 2007, to $5,947,958 for the year ended December 31, 2008.  This increase in general and administrative expenses was primarily the result of the issuance of options and stock for services which totaled approximately $3,900,000 in 2008.

IMPAIRMENT LOSS

Total impairment loss for the period ended December 31, 2008 decreased by $971,871 to $608,833 from $1,580,704 in the prior year ended December 31, 2007, which represents a decrease of 61%.  The decrease in impairment loss was attributed directly to the company’s 2007 write-off of all the remaining investment capitalized from the Allstate Home Inspection acquisition.  In 2008, the Company wrote-off all of the remaining investment capitalized from the Porter Valley Software acquisition.

INTEREST EXPENSE

Total interest expense for the period ended December 31, 2008 decreased by $1,431,502 to $1,564,112 from $2,995,614 in the prior year ended December 31, 2007, which represents a decrease of 48%.  The decrease in interest expense was attributed directly to the discount on notes from the Black-Scholes calculations.

OTHER INCOME

Total other income for the period ended December 31, 2008 decreased by $268,800 to $2,675 from $271,475 in the prior year ended December 31, 2007, which represents a decrease of 99%.  The decrease in other income was attributed directly to the gain on warrant derivatives in 2007 which the Company did not have in 2008.

OTHER EXPENSES

Total other expenses for the period ended December 31, 2008 decreased by $543,263 to $28,194 from $571,457 in the prior year ended December 31, 2007, which represents a decrease of 95%.  The decrease in other expenses was attributed directly to an acquisition deposit in the amount of $250,000 that was forfeited and the $293,263 was the result of bad debt of the Allstate Home Inspection acquisition due to the economic down turn in the real estate market which began in 2007.

NET LOSS

There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels.  Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations.  For the fiscal year ended December 31, 2007, the Company incurred a net pre-tax loss from continuing operations of $9,409,944. This was a decrease of $1,025,050 or 10% compared to the prior year pre-tax loss in 2007 of $10,434,994.  The decrease resulted primarily to decreases in consulting, professional fees and impairment loss which was offset by the $3,900,000 increase in general and administrative expenses.

We expect the trend of operating losses by the Company to continue into the future at the current or greater rate as we spend money on product development, marketing and due to the current economic downturn of the real estate market.  There is no assurance we can achieve significant profitable sales to overcome losses.

LIQUIDITY AND CAPITAL RESOURCES

ESP had net cash of $4,600 at December 31, 2008, as compared to $8,504 at December 31, 2007.

During the year ended December 31, 2008, ESP used $1,287,667 of cash for operating activities, as compared to $2,189,870 during the year ended December 31, 2007. The decrease in the use of cash for operating activities was a result of finance fees, impairment of acquisitions, accounts payable, and other general and administrative expenses.

Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2008 was $1,408,183, as compared to $2,709,616 during the year ended December 31, 2007.  Since January 1, 2008, ESP's capital needs have primarily been met from the proceeds of private placements, loans and, to a lesser extent sales.

The Company's $4,600 cash balance at December 31, 2008, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months.  The Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth.  The Company's management believes it will be able to obtain sufficient cash resources and working capital to meet the Company's present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended December 31, 2008; the Company has been successful in closing additional funds as described under the Convertible Notes and through the sale of unregistered common stock.  The Company contemplates additional sales of debt instruments and unregistered common stock during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Our total assets decreased from $602,900 as of December 31, 2007 to $450,220 as of December 31, 2008, a difference of $152,680 or 25%.  The decrease is primarily related to the amortization of membership lists.

Our total liabilities increased from $5,130,742 as of December 31, 2007 to $9,252,858 as of December 31, 2008. This increase is due in large part to new financing and increase in accounts payable and accrued expenses.

It is the intent of the Company to address the litigation concerns by continuing to seek additional funding that will accommodate all outstanding liabilities on the company’s balance sheet which would include current matters described under the Litigation Note 13 Contingencies and Litigation of this filing.

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Environmental Service Professionals, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Service Professionals, Inc. (a Nevada Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financials statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2008 and 2007 financial statements have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Service Professionals, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the Consolidated Financial Statements, the Company has incurred a loss of approximately $9,410,000 in the current year and has a negative working capital of approximately $9,222,000 and is in default on substantially all of its term debt of approximately $5,173,000.  These conditions raise substantial doubt about the Company's ability to continue as a going concern without raising additional equity, debt or financing to attain profitable operation.  Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Farber Hass Hurley LLP
Farber Hass Hurley LLP

Camarillo, CA

March 31, 2011

ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
(Formerly Glass-Aire Industries Group, Ltd.)
Consolidated Balance Sheets
December 31, 2008 and 2007 (As Restated)

ASSETS

	2008	2007
Current Assets
Cash & cash equivalents	$4,600	$8,504
Accounts receivable	26,415	50,409
Total Current Assets	31,015	58,913

Net Property & Equipment	9,815	18,597

Other Assets
Deposits	3,390	3,390
Membership list, net of accumulated amortization	406,000	522,000
Total Other Assets	409,390	525,390

TOTAL ASSETS	$450,220	$602,900

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,218,507	$940,844
Line of credit	210,600	95,417
Accrued expenses	640,932	38,460
Accrued expenses- related party	-	22,500
Deferred income	336,057	57,506
Interest payable	673,960	58,672
Loans - related party	1,214,000	925,000
Convertible loans payable	975,000	975,000
Loans payable	2,983,802	2,017,344
Total Current Liabilities	9,252,858	5,130,742

Stockholders' Deficit
Preferred stock, (par value $.001 per share,
5,000,000 shares authorized: no shares issued	-	-
Common stock, (par value $.001 per share,
295,000,000 shares authorized: 55,578,594 and
21,620,879 shares issued and outstnading	55,580	21,623
Paid-in capital	14,344,963	9,243,772
Retained earnings	(23,203,181)	(13,793,237)
Total Stockholders' Deficit	(8,802,638)	(4,527,842)

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT	$450,220	$602,900

See Notes to the Consolidated Financial Statements

ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
(Formerly Glass-Aire Industries Group, Ltd.)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007 (As Restated)

	2008	2007

Revenues
Safeguard Inspections	$604,635	$585,589
Association Dues and Fees	391,748	38,784
PVS Software & Tech Support	37,758	-

Net Revenue	1,034,141	624,373

Cost of Goods Sold	(474,266)	(83,118)

Gross Profit	559,875	541,255

Operating Expenses
Depreciation and amortization	202,364	16,487
Finance fee	221,994	132,000
Consulting	890,449	2,408,338
Commission	2,500	282,959
Professional fees	507,762	1,089,116
General and administrative	5,947,958	2,181,501
Impairment loss	608,833	1,580,704

Total Operating Expenses	8,381,861	7,691,105

Loss from operations	(7,821,986)	(7,149,850)

Other Income (Expenses)
Interest income	1,673	452
Interest expense	(1,564,112)	(2,995,614)
Other income	2,675	271,475
Sales of asset	-	10,000
Other expenses	(28,194)	(571,457)

Total Other income (Expenses)	(1,587,958)	(3,285,144)

NET LOSS	$(9,409,944)	$(10,434,994)

Basic and diluted loss per share	$(0.22)	$(0.58)

Weighted average number of
common shares - basic and diluted	43,726,677	18,080,033

See Notes to the Consolidated Financial Statements

ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
(Formerly Glas-Aire Industries Group, Ltd.)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2008 and 2007 (As Restated)

			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total
				(Deficit)

Balance, December 31, 2006, As Restated	14,741,118	$14,741	$2,890,011	$(3,358,243)	$(453,491)

Shares issued for Acquisition of AHI	1,000,000	1,000	549,000		550,000

Shares issued for Acquisition of IAMI	50,000	50	54,950		55,000

Shares issued for Cash	844,051	844	488,707		489,551

Shares issued for Employee Compensation	226,000	226	236,174		236,400

Shares issued for Services	1,892,743	1,895	2,569,931		2,571,826

Shares issued with Loans	2,866,967	2,867	1,489,751		1,492,618

Warrant issued with Loans	-	-	232,170		232,170

Warrants Issued to Consultants	-	-	733,078		733,078

Net loss for the year ending December 31, 2007				(10,434,994)	(10,434,994)

Balance, December 31, 2007, As Restated	21,620,879	21,623	9,243,772	(13,793,237)	(4,527,842)

Shares issued for Acquisition of PVS	650,000	650	96,850		97,500

Shares issued for Cash	112,069	112	64,888		65,000

Shares issued to Directors	25,000,000	25,000	3,475,000		3,500,000

Shares issued for Employee Compensation	1,099,190	1,099	138,869		139,968

Shares issued for Services	4,139,560	4,139	278,328		282,467

Shares issued with Loans	2,956,896	2,957	587,891		590,848

Debt discount	-	-	374,077		374,077

Warrants Issued for services	-	-	61,020		61,020

Stock options issued to Directors	-	-	24,268		24,268

Net loss for the year ending December 31, 2008				(9,409,944)	(9,409,944)

Balance, December 31, 2008, As Restated	55,578,594	$55,580	$14,344,963	$(23,203,181)	$(8,802,638)

See Notes to the Consolidated Financial Statements

ENVIRONMENTAL SERVICE PROFESSIONALS, INC. AND SUBSIDIARIES
(Formerly Glass-Aire Industries Group, Ltd.)
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007 (As Restated)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,409,944)	$(10,434,994)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	22,202	16,487
Amortization	180,162	74,343
Gain on sale of fixed assets	-	(10,000)
Derivative gain	-	(235,480)
Amortization of debt discount	527,888	2,117,899
Common stock for compensation and services	3,922,435	2,808,226
Warrants and options issued for services	85,288	733,078
Impairment of acquisition	608,833	1,580,704
Changes in operating assets and liabilities:		-
Accounts receivable	23,994	285,072
Other assets	-	68,636
Accounts payable	1,277,663	665,953
Accrued expenses	579,972	24,028
Deferred income	278,551	57,506
Interest payable	615,288	58,672
Net cash used by operating activities	(1,287,667)	(2,189,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of fixed assets	(13,420)	10,000
Acquisition of intangible asset	(111,000)	(825,000)
Net cash used in investing activities	(124,420)	(815,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit, net	115,183	(6,545)
Borrowings (repayments) on loan payable - related party	289,000	(15,435)
Borrowings on loan payable	949,000	2,242,045
Repayments on loans payable	(10,000)
Proceeds from sale of common stock	65,000	489,551
Net cash provided by financing activities	1,408,183	2,709,616

Net decrease in cash & cash equivalents	(3,904)	(295,254)

Cash at beginning of year	8,504	303,758

Cash at end of year	$4,600	$8,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for Interest	$124,316	$117,896

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:

Common stock issued on debt	$590,848	$1,492,618
Common stock issued for acquisition subsidiary	$97,500	$605,000

See Notes to the Consolidated Financial Statements

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Business Description and Presentation

Environmental Services Professionals, Inc. (formerly Glass-Aire Industries Group Ltd.), a Nevada corporation ("ESP" or the “Company") was incorporated on September 29, 1992.  Prior to ceasing business in March 2004, the Company manufactured and distributed wind deflector products to automobile manufacturers in the United States, Canada and Japan.  Through ESP’s wholly-owned subsidiary Environmental Safeguard Professionals, Inc. (“Safeguard”), the Company offers various inspection services to address mandated energy certification, construction defects, moisture and other environmental issues in commercial and residential buildings, which form the foundation of a suite of services that together comprise: “The Industry’s Best in Class Inspection”. The brand name of this program is ESP’s Certified Environmental Home Inspector™ (“CEHI™”) and is operating under ESP’s Environmental Safeguard Professionals Business Unit. This Business Unit will also provide the annual subscription-based moisture maintenance programs to both residential and commercial clients under the Healthy Living Maintenance Program™ (“HLMP™”), and EcoCheck Inspection™ programs. Through ESP’s wholly owned subsidiary, National Professional Services, Inc. (“NPSI”), the Company offers annual trade memberships and management services for industry related associations.  Porter Valley Software, Inc. (“PVS”), a leading inspection software company, will provide the core of ESP’s on-line inspection protocols.

Safeguard has developed an all inclusive multi-disciplined inspection program focused on reducing liabilities and mitigating risks.  The program is designed to protect homeowners, businesses and retail properties, builders, lenders, mortgage brokers/agents, and all other real estate oriented properties relating to state mandated energy certification, construction defects, moisture or other environmental issues.  It is known as the EcoCheck Inspection™.  The EcoCheck Inspection™ has developed, based on standardized training, certification, inspection, and results, reporting analysis programs which form the foundation of a suite of services that together are provided by ESP’s CEHI™.  One of the programs the Company provides by the CEHI™ program is the Healthy Green Living Certification™ (“HGLC™”).  After a EcoCheck Inspection™ has been conducted by one of ESP’s CEHIs, a subject property that passes inspection receives a HGLC™.  The HGLC™ is placed in the window closest to the main entrance of the building in order to alert visitors that the subject property promotes a healthy living environment through management of potentially harmful indoor air quality issues and is valid for 12 months.

National Professional Services, Inc. (“NPSI”), a wholly-owned business unit, is currently a conglomerate of seven individual associations and maintains 8,200 annual paying members. The focus of this Business Unit is to establish cross-training on CEHI™ Programs and to provide information concerning residential environmental issues, establish training for Underwriters, Loan Officers and Appraisers to educate these groups about CEHI™ inspection protocols. These training programs for Insurance Companies, Underwriters, Loss Control and Risk Management personnel educate and emphasize the benefits of using a CEHI™ on the initial inspection and then establishing annual inspections.

PVS has developed various software programs, which have been designed specifically for detailed data searching and data retention under the name InspectVue™. InspectVue™ is the core component of ESP’s automated on-line EcoCheck Inspection™ protocols that include the new energy inspection requirements that are being developed in concert with other industry leading participants.

Going Concern and Management Plans

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately 9,410,000in the current period and has a  working capital deficit of approximately $9.222.000and is in default on substantially all of its term debt of approximately $5,173,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION - Continued

Going Concern and Management Plans - Continued

Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and, ultimately, to attain profitable operations. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines.

Restatement

The Company identified errors in previously issued financial statements as of and for the years ended December 31, 2007 and 2008.  It evaluated and corrected these errors through adjustments reflected in the restated historical Consolidated Financial Statements in accordance with Accounting Standards Codification (“ASC”) No. 250, “Accounting Changes and Error Corrections.”

The consolidated financial statements for the year ended December 31, 2008 and December 31, 2007 have been restated to correct certain errors in the financial statements and notes thereto.  The errors primarily relate to the recording of the reverse merger in 2006, revenue recognition, purchase allocations for acquisitions, debt discount for warrants issued with debt, errors related to common stock issued dates and errors in common stock valuations.

    The following financial statement line items for fiscal years 2008 were affected by the corrections.

Statement of Operations 2008	As Reported	As Adjusted	Effect of Change
Gross Profit	$807,169	$559,875	$(247,294)
Expenses	6,411,545	9,969,819	3,558,274
Net Loss	$(5,604,376)	$(9,409,944)	$(3,805,568)
Basic and Diluted Loss Per Share	$(0.16)	$(0.22)	$(0.06)
Balance Sheet 2008	As Reported	As Adjusted	Effect of Change
Total Assets	$997,208	$450,220	$(546,988)
Total Liabilities	$7,214,601	$9,252,858	$2,038,257
Common Stock	55,599	55,580	19
Additional Paid-In Capital	$24,964,721	$14,344,963	$(10,619,758)
Accumulated Deficit	$(31,237,713)	$(23,203,181)	$8,034,532
Total Shareholders’ Equity	$(6,217,393)	$(8,802,638)	$(2,585,245)

    The following financial statement line items for fiscal year 2007 were affected by the corrections:

Statement of Operations 2007	As Reported	As Adjusted	Effect of Change
Gross Profit	$524,699	$541,255	$16,556
Expenses	(21,992,805)	(10,976,249)	11,016,556
Net Loss	$(21,468,106)	$(10,434,994)	$11,033,112
Basic and Diluted Loss Per Share	$(1.18)	$(0.58)	$0.60
Balance Sheet 2007
Total Assets	$1,789,245	$602,900	$(1,186,345)
Total Liabilities	$5,224,682	$5,130,742	$(93,940)
Common Stock	$21,783	$21,623	$(160)
Additional Paid-In Capital	$20,568,299	$9,243,772	$(11,324,527)
Accumulated Deficit	$(24,025,519)	$(13,793,237)	$10,232,282
Total Shareholders’	$(3,435,437)	$(4,527,842)	$(1,092,405)

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION - Continued

    Principles of Consolidation and Reporting

The consolidated financial statements include the accounts of Environmental Service Professionals, Inc., the parent Company, and National Professional Service Inc., a Delaware Corporation, Allstate Home Inspection  & Household Environmental Testing, Ltd, a Delaware corporation, which subsequently changed its name to Environmental Safeguard Professionals, Inc. on February 1, 2008, and International Association Managers, Inc. (“IAMI”), a Minnesota corporation, the Company’s wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

    Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company adopted ASC 820, “Fair Value Measurements” on January 1, 2008. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging”.

	Carrying Value December 31, 2008	Fair Value Measurements December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible debt	$975,000	$-	$-	$975,000

There was no change in the Company’s convertible debt in 2008. Based on facts and circumstance and the lack of any determinable market for raising debt for a company in its poor financial condition, management estimates that cost is the best estimate of fair value.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION - Continued

    Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. After management has exhausted all collection efforts, management writes off receivables and the related reserve.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.

    Concentration of Credit Risk

Credit risk concentration with respect to receivables is limited due to the geographic dispersion of our customer base. We conduct ongoing credit evaluations but do not obtain collateral or other forms of security. We believe our credit policies do not result in significant adverse risk and historically have not experienced significant credit-related losses. We had no customers whose balances due at December 31, 2008 and December 31, 2007 exceeded 10% of gross accounts receivable.

Intangibles

Intangibles represent primarily costs incurred in connection with our trademarks, service marks and membership lists.  We own, or have licenses to use, the material trademarks, service marks and trade names used in connection with the marketing and performance of our services in the markets where those services are sold.  As part of the Acquisition of IAMI the Company received the association’s membership lists, which consisted approximately of 8,200 members and each member pays annual dues of $200 per year. There are a total of seven independent associations that represents various industries within the Real Estate Industry, such as Inspectors, Mortgage Underwriters, Real Estate Appraisers and Meeting Planners.

In 2007 the Company recorded $580,000 in an intangible asset.  This amount is to be amortized over 5 years.  Amortization for the years ended December 31, 2007 and December 31, 2008 was $58,000 and $116,000, respectively.  Such costs are amortized using the straight-line method over the useful life of the membership list.

In 2008 the Company recorded $672,995 in an intangible asset from the acquisition of PVS.  This amount is to be amortized over 5 years.  Amortization for the year ended December 31, 2008 was $64,162.  Such costs are amortized using the straight-line method over the estimated useful life of the software. The amortization is based on 60 months. At December 31, 2008, the Company evaluated this asset for impairment and determined its value to be negligible. See Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the intangible asset with its carrying amount, as defined. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The impairment losses recognized in 2008 and 2007 were $608,883 and $1,580,704, respectively.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION - Continued

    Revenue Recognition and Franchise Fees

Revenue includes the following services:

•	Certified Environmental Home Inspector (CEHI)

•	Annual Membership Dues and Fees (seven associations)

The Company recognizes revenue when services on contracts are provided.

The Company ceased offering franchises and did not renew any franchise registration or make any franchise sales for the year 2007. All existing franchises were converted into independent contracts as approved vendors under the CEHI program of Environmental Safeguard Professionals, Inc. (“Safeguard”).

The vendor approval process is a two-step process for independent contractors to be able to provide CEHI Program Services.   The contractor must submit a completed vendor approval form to validate their eligibility and specifically verify that the contractor has the necessary training, certifications and equipment. The applicant must show that they are in good standing. Based on this verification, the contractor must obtain the required instruction and equipment to operate ESP’s proprietary on-line systems and to deliver the program of services. There is a fee to the contractor to receive this equipment and instruction. The contractor can either purchase the sampling kit from ESP or preferably order it directly from the supplier. Once the contractor has obtained the necessary approved vendor status, they must execute a standardized independent contractor agreement.  Each independent contractor is provided leads by ESP; the contractor enters all customer data into the ESP portal for pricing, billing and receipt of payment.

Association membership dues and fees are paid by individual persons or entities that have requested an association designation to receive training, education and other industry information as to the industry that the association represents. The membership dues are amortized over 12 months.  The seven associations are managed by National Professional Services, Inc. (“NPSI”).  Deferred Revenue is recorded when the dues are received and the dues are recognized as revenue over a twelve month period.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

    Stock-Based Compensation

In accordance with  ASC 718 the Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).

    Basic and Diluted Income / (Loss) per Share

Basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income / (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, the Company had debt instruments, options and warrants outstanding that can potentially be converted into approximately 14,552,634 shares of common stock. Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION - Continued

Recent Accounting Pronouncements

The Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations upon adoption.

In September 2009, the Company adopted new accounting guidance on derivatives and hedging, which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has applied the provisions of this new guidance to its financial statement disclosures beginning in the third quarter of 2009. The impact of adopting this new guidance is not expected have a material effect on the Company’s results of operations or financial position.

In June 2009, the Company adopted new accounting guidance on the accounting for transfers of financial assets.  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the Company adopted new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance is not expected have a material effect on the Company’s results of operations or financial position.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION - Continued

Recent Accounting Pronouncements - Continued

In April 2009, the Company adopted new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance is not expected have a material effect on the Company’s results of operations or financial position.

In January 2009, the Company adopted new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have an effect on the accompanying financial statements.

    NOTE 2 CONTRACTS RECEIVABLE – FRANCHISE FEES

All but 15 existing franchisees have been incorporated into the CEHI program and franchisees have executed mutual releases for their previously owned franchise. Of these 15 only 5 have existing financing agreements for the initial franchise fee. The Company ceased offering franchises and did not renew any franchise registration or make any franchise sales for the year 2008. The Company continues to transition all remaining franchises to the standard CEHI program.

    NOTE 3 PROPERTY & EQUIPMENT

Property is stated at cost.  Additions, renovations, and improvements are capitalized.  Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging, five years for tenant improvements, and five to seven years on furniture and equipment.

Equipment consisted of the following:

	December 31,	December 31,
	2008	2007
Fixed Assets
Machinery & equipment	$33,142	$24,442
Furniture and fixtures	22,303	17,583
Computers	55,854	55,854
Total Fixed Assets	111,299	97,879
Less: Accumulated Depreciation	(101,484)	(79,282)
Net Property & Equipment	$9,815	$18,597

Depreciation expense for the years ended December 31, 2008 and 2007 was $22,202 and $16,487, respectively.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 4 INTANGIBLE ASSETS

Intangible assets consist of association membership lists. As part of the acquisition of IAMI in 2007 the Company received the association’s membership lists.  The Company recorded $580,000 of intangible assets.  This amount is being amortized over 5 years.  Amortization for the years ended December 31, 2008 and 2007 was $116,000 and $58,000, respectively.

Membership list amortization is as follows:

2009	$116,000
2010	$116,000
2011	$116,000
2012	$ 58,000

As part of the acquisition of PVS in early 2008, the Company was to pay $400,000 in cash, issue 650,000 shares of common stock (valued at $0.15 per share) and assume $175,500 in debt. The only asset PVS had was a software program used by home inspectors. Based on historical and projected cash flows, the value of the acquisition, $673,000, was assigned to the software. At December 31, 2008, the Company conducted an evaluation for impairment of this asset and determined the value was negligible. See Note 8.

    NOTE 5 LINES OF CREDIT

The Company has four lines of credit; the lines of credit are for $30,000 and $75,000 and $20,000 and $100,000.  These lines of credit are in an adjustable rate loan (Index + 4.25%, Prime + 5.74%, at December 31, 2008, respectively). The loans are open revolving lines of credit with annual interest rates.  There are no restrictions on the use of this line of credit. There was an outstanding balance of $30,015 and $61,690 and $18,722 and $100,172 (respectively), as of December 31, 2007 and 2008.

NOTE 6 LOANS PAYABLE

    Loans payable consist of the following at December 31, 2008:

Convertible note payable, annual interest rate of 12%, due March 31, 2008 with 100,000 warrants convertible into stock at $0.17 per share, and 100,000 warrants convertible into stock at $0.58 per share, both exercisable through February 19, 2011. Note has matured and is now in default.	$975,000
Various notes due to individuals and estates with interest rates ranging from 3.0% to 18.0%. Notes have matured and are in default.	2,983,802
$3,958,802

For the notes that were issued with warrants and stock attached, the Company originally valued these instruments using the “Relative Fair Value” approach. A total of 2,866,967 shares of common stock were issued with the loans. All notes are past maturity and currently in default. Accordingly, the Company amortized all but $6,432 of the remaining discount in the year ended December 31, 2008.

    Related Party Debt

There is $220,000 in loans due to Pro-Active (a company owned by Enda M. Fair and the Company’s CEO), $55,000 due to Richard LaPierre (prior owner of National Professional Services, Inc.), $289,000 due to Keith Swift, et al (prior owner of Porter Valley Software) and $650,000 Francis Finnigan (prior owner of Allstate Home Inspections). Total interest accrued through 12/31/08 on these loans represents $121,856. Shares issued in connection with the acquisitions. In addition, the Company has an accrued expense due to Pro-Active for $22,550 for management fees from 2007.  In 2008, Ed Torres became an employee of the Company; thus, cancelling the Pro-Active management agreement.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 7 LEASE AGREEMENTS

The Company signed a lease agreement for its corporate offices in Palm Springs commencing August 1, 2006 with the option of renewal for an additional three years at a 5% increase each year.

The base rent is currently $6,206 per month.  The following is a schedule of payments under the above operating lease:

YEAR ENDING DECEMBER 31,	AMOUNT
2009	$43,442

The Company signed a two-year lease agreement for its NPSI office in Arizona commencing April 12, 2007 through April 30, 2009. The first year rent is $1,095 per month and increases to $1,128 per month for the second year.  The Company terminated the agreement in October 2008 to have all operations moved to corporate headquarters in Palm Springs, California.

YEAR ENDING DECEMBER 31,	AMOUNT
2009	$4,613

    NOTE 8 ACQUISITIONS

On February 20, 2007 (the “Closing"), the Company, Allstate Home Inspection & Household Environmental Testing, Ltd., a Delaware corporation ("AHI"), and Francis X. Finnigan ("Finnigan"), an individual and sole shareholder of AHI, completed the closing of a stock purchase agreement (the "SPA") pursuant to which the Company acquired 100% of the total issued and outstanding stock of AHI from Finnigan. Pursuant to the SPA, the Company issued 1,000,000 shares of the Company’s common stock issuable in installments over time (the "Stock Payment"), 250,000 warrants issuable 275 days after the Closing entitling Finnigan to purchase 250,000 additional shares of the Company's common stock at a purchase price of $0.75 per share exercisable for a period of five years from the date of the Closing, assumed liabilities of approximately $30,000 plus $950,000 in cash, payable in installments over time (the "Cash Payment").  As a result of the Closing, AHI became a wholly owned subsidiary of the Company; subsequently the division name was changed to Environmental Safeguard Professionals, Inc.  The total value of this acquisition was approximately $1,581,000.

All shares of the Company’s common stock and all of the warrants issuable to Finnigan by the Company under the SPA must be held by Finnigan for a period of at least one year from the date of the Closing.  Furthermore, Finnigan will have piggyback registration rights with respect to the shares and the shares underlying the warrants, subject to potential adjustment by the Underwriter for such registration statement, if any.

Subsequent to the Closing, it was determined that there was no value to the net assets acquired and the Company attempted to rescind and unwind the transaction. The Company has been pursuing legal remedies to this acquisition but as of the date of this report, it has been unable to rescind the transaction. Accordingly, the Company has expensed the value of the acquisition in 2007. The Company still has $650,000 due and payable under the agreement but will pursue all legal recourse to have this debt dismissed and unwind the transaction.

On July 23, 2007, the Company, Robert G. Johnson, an individual (the "Seller"), and International Association Managers, Inc., a Minnesota corporation (the "Manager") closed the acquisition of all of the tangible and intangible assets (the "Acquired Assets") of International Association Managers, Inc. The acquired assets included the following associations: National Association of Real Estate Appraisers, Environmental Assessment Association, Association of Construction Inspectors, Housing Inspection Foundation, International Real Estate Institute, International Society of Meeting Planners, and National Association of Review Appraisers & Mortgage Underwriters, a non-profit association.

Pursuant to the Asset Purchase Agreement, dated April 3, 2007 (the "APA") covering the acquisition, in consideration for the transfer of the Acquired Assets, the Company paid the Seller a total amount of $525,000 in cash and issued 50,000 shares of its common stock.  Upon closing of the APA, the Company took control of the day-to-day management responsibilities of the associations. The total value of this acquisition was $580,000.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

    NOTE 8 ACQUISITIONS

In early 2008, the  “Company”), Porter Valley Software, Inc., a California corporation  (“PVS”), and Keith Swift, Jackie Swift and Lorne Steiner, an individual and 100 % shareholders of PVS  (“Sellers”), began negotiations for the acquisition of PVS. The Company completed the closing of a stock purchase agreement (the “SPA”) in June 2008 pursuant to which the Company acquired 100% of the total issued and outstanding stock of PVS in exchange for 650,000 shares of the Company’s common stock (valued at $0.15 per share) issuable in installments over time (the “Stock Payment”), $400,000 in cash, payable in installments over time (the “Cash Payment”) and assumption of debt amounting to $174,500.  The total value was assigned to the software. As a result of the Closing, PVS is a wholly owned subsidiary of the Company. In December 2008, the Company conducted an evaluation for possible impairment of the intangible asset. The revenues from the use of the PVS software had average approximately $1.0 million per year over the prior 3 years. Based on the severe downturn in the housing industry and the general economy, the Company realized less than $40,000 in revenues in 2008. Based on the continuing housing slump and economic environment, compounded by the Company’s cash shortfalls which delayed much needed updates in the software, management impaired the full value of the asset at December 31, 2008 totaling approximately $609,000. See litigation involving PVS in Note 13.

    NOTE 9 STOCK WARRANTS AND OPTIONS

Warrants

At December 31, 2006, the Company had 4,936,895 warrants issued.  During 2007, the Company issued 5,115,742 warrants with debt and for services. During 2008, the Company issued 4,612,066 warrants with debt and for services.  No warrants were exercised or cancelled in 2008 or 2007.

The outstanding warrants for the purchase of the Company’s Common Stock as of December 31, 2008, are listed below.

Strike Price	Number of Warrants	Exercise Period
$0.01	625,000	June 2007 through June 2011
$0.17	1,500,000	Feb -June2008 through Feb-June 2011
$0.25	2,711,242	June 2007 thru Dec 2008 through June 2011 thru Dec 2012
$0.50	50,000	Oct 2007-Sep 2008 through Oct 2010-Aug 2011
$0.58	686,206	October 2007-May 2008 through Oct2010-May 2011
$0.75	8,229,835	June 2006-May 2008 through Feb2010-Aug 2016
$1.25	125,000	April 2007 through March 2010
$1.50	737,420	June 2006 through December 2012
	14,664,703

    Options

    ESP, Inc. 2008 Equity Incentive Plan

On February 26, 2008, the Company’s Board of Directors adopted the Environmental Service Professionals, Inc. 2008 Stock and Incentive Plan (the “2008 Plan”).   Under the 2008 Plan, a total of 10,000,000 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan. Types of awards that may be granted under the 2008 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options. Option vesting terms are determined at the Grant Date, but in no event may the term exceed ten years. During 2008, the Company granted 1,050,000 options to its three independent members on the Board. All options were immediately vested. As of December 31, 2008, there were 1,050,000 outstanding options under the 2008 Plan, and 8,950,000 options are available for issuance.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 9 STOCK WARRANTS AND OPTIONS

Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards under ASC 505 and 718. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

Additionally, SFAS No. 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense for only those awards expected to vest. As of December 31, 2008, no options were forfeited due to terminations.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and the weighted average grant-date fair value of the stock options granted during the years ended December 31, 2008:

2008
Weighted-average risk-free rate of interest	1.7% to 2.5%
Expected volatility	53.6% to 59.0%
Weighted-average expected life	2.5 years
Dividend yield	none
Weighted-average fair value	$.08

The information set forth in the following table covers options granted under the Company’s stock option plan:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2007	0	$0.00
Granted	1,050,000	0.10
Cancelled	0	0
Exercised

Balance, December 31, 2008	1,050,000	$0.10
Exercisable, December 31, 2008	1,050,000	$0.10

The intrinsic value for stock options outstanding and exercisable is calculated as the difference between the fair market value as the end of the period and the exercise price of the shares. At December 31, 2008, there was no intrinsic value.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008.

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
At December 31, 2008
$0.10	$1,050,000	$4.5 years	$0.10	$1,050,000	$0.10

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 10 BASIC & DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	December 31, 2008	December 31, 2007
Net Income/(Loss) From Operations	$9,409,994	$(10,434,994)
Weighted Average Number of Shares Outstanding	43,726,677	18,080,033

Basic Income/(Loss) Per Share	(0.22)	(0.58)

NOTE 11 STOCK TRANSACTIONS

During 2008, the Company issued stock as follows:

Employee Compensation
A total of 1,199,190 shares were issued for employee compensation at values ranging from $0.04 to $0.16 per share.

Loans
A total of 2,956,896 shares were issued with loans at values ranging from $0.065 to $0.58 per share.

Services
A total of 4,139,560 shares were issued for services at values ranging from $0.04 to $0.14 per share.

Cash
A total of 112,069 shares were issued for cash at $0.065 per share.

Acquisitions
A total of 650,000 shares were issued for acquisitions at values ranging from $0.15 to $0.15 per share.

Directors
A total of 25,000,000 shares were issued for directors at values ranging from $0.04 to $0.16 per share.

    During 2007, the Company issued stock as follows:

    Employee Compensation
    A total of 226,000 shares were issued for employee compensation at values ranging from $1.00 to $1.40 per share.

Loans
A total of 2,866,967 shares were issued with loans at values ranging from $0.065 to $0.58 per share.

Services
A total of 1,782,743 shares were issued for services at values ranging from $0.75 to $1.91 per share.

Cash
A total of 844,051 shares were issued for cash at values ranging from $0.38 to $1.02 per share.

Acquisitions
A total of 1,050,000 shares were issued for acquisitions at values ranging from $0.55 to $1.10 per share.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 12 INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, management has chosen not to compute a deferred income tax benefit at this time.

    2007

No provision was made for Federal income taxes for the year ended December 31, 2007 since the company had a significant net operating loss. As of December 31, 2007, the Company had accumulated Federal net operating loss carry forwards totaling approximately $10,163,800 which may be used to reduce Federal taxable income through 2027.The accumulated California net operating loss carry forwards totaling approximately $11,149,000 may be used to reduce California taxable income through 2021.  The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations in the amount of $800.

2008

No provision was made for Federal income tax for the years ended December 31, 2008 and 2007 since the Company had a significant net operating loss. As of December 31, 2008, the Company had accumulated Federal net operating loss carry forwards totaling approximately $18,110,000 which may be used to reduce Federal taxable income through 2028.The accumulated California net operating loss carry forwards totaling approximately $19,866,000 may be used to reduce California taxable income through 2021. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations in the amount of $800 for 2007 and 2008.

	December 31, 2008	December 31, 2007
Deferred income tax benefit	$7,922,800	$4,431,000
Valuation allowance	(7,922,800)	(4,431,000)
Net income tax benefit	$-	$-

NOTE 13 CONTINGENCIES AND LITIGATION

Litigation

John Cooley v. Pacific Environmental Sampling, Inc., et. al.:
On December 6, 2006, John Cooley filed a civil complaint in Ventura County alleging breach of fiduciary duty and fraud regarding the restructuring of Pacific Environmental Sampling, Inc. on March 25, 2006. On December 12, 2006, a hearing before the Court was held on the application for injunctive relief and for appointment of a receiver.  Both of Cooley’s requests were denied by the Court.  The Company and its affiliates subsequently filed a demurrer challenging the legal sufficiency of the fraud claim and the demurrer was sustained. Cooley was permitted by the Court to file a First Amended Complaint to attempt to correct deficiencies.  In January 2010, without admitting liability, the Company entered into a settlement agreement with Mr. Cooley pursuant to which Mr. Cooley agreed to dismiss this case with prejudice in consideration for $40,000 plus 100,000 shares of our Common Stock.  The $40,000 settlement is reflected in the 2008 financial statements.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 13 CONTINGENCIES AND LITIGATION - Continued

Litigation - Continued

Bakai v. Environmental Service Professionals, Inc., et. al.:
In July 17, 2008, Mr. Bakai filed a civil action against the Company for failure to pay on a promissory note. The Company elected not to defend against the claim and a default Judgment was entered on September 18, 2008 which is now valued at $23,548. We estimate that we incurred approximately $1,000 in legal costs to defend this case.  The value of this settlement has been accrued in the 2008 financial statements.

Palm Desert National Bank v. Environmental Service Professionals, Inc., et. al.:
On October 22, 2008, Palm Desert National Bank filed a civil action against the Company for failure to pay on a promissory note. The Company elected not to defend against the claim and a default Judgment was entered on January 26, 2009. We estimate that we incurred approximately $4,000 in legal costs to defend this case.  On December 3, 2010 Palm Desert National Bank was sold to Bank of Southern California. The value of $289,269 has been accrued in the 2008 financial statements.

Keith Swift, et. al. v. Lorne Steiner:
On December 9, 2008, Lorne Steiner filed a cross complaint in Los Angeles County naming the Company as a Cross-Defendant in response to a civil complaint filed against him by Keith Swift and Jacki Swift.  Steiner’s allegation against the Company are for breach of contract, fraud, abuse of legal process and indemnification as it relates to the stock purchase agreement of Porter Valley Software, Inc. Lorne Steiner filed a Cross-Complaint against the Company for breach of contract based upon claims that the Company failed to pay the amounts required by a settlement agreement relating to the purchase of Porter Valley Software. A Judgment was entered on December 1, 2009. We estimate that we incurred approximately $125,000 in legal costs to defend this case. The value of $500,000 has been accrued in the 2008 financial statements.

NOTE 14 SUBSEQUENT EVENTS (UNAUDITED)

Jerry Thompson v. Environmental Service Professionals, Inc., et. al.:
On, July 17, 2009, Mr. Thompson filed a civil action against the Company for failure to pay on a promissory note. The Company elected not to defend against the claim and a Default Judgment was entered on April 2, 2010 which is now valued at $123,262. We estimate that we incurred approximately $2,500 in legal costs to defend this case. The value of $130,000 has been accrued in the 2008 financial statements.

Lyle Watkins v. Environmental Service Professionals, Inc., et. al.:
On May 14, 2010, Lyle Watkins filed a civil action against the Company and other based upon a settlement agreement entered into between Mr. Watkins and the Company. Mr. Watkins claims that he is owed either $397,000 or that he is entitled to keep 9 million shares of the Company’s common stock. The Company has filed a Demurrer to the First Amended Complaint which is set for hearing in January 2011.  The Company will defend against Mr. Watkins’ claims as management feels that many such claims are frivolous and unwarranted. the Company feels that it will prevail against all of Mr. Watkins claims but that it may be required to pay Mr. Watkins $397,000 plus interest based upon the previous settlement agreement (less substantial amounts for off-sets, credits and reimbursements based upon claims that the Company has against Mr. Watkins). Mr. Watkins is seeking damages in the amount of $397,000 or 9 million shares of the Company’s stock. We estimate that we incurred approximately $65,000 in legal costs to defend this case.

Tatro & Zamoyski, LLP v. Environmental Service Professionals, Inc.:
On July 9, 2010, Tatro & Zamoyski, LLP filed a claim against the Company seeking $4,508 for breach of contract. The Company is defending this claim and will continue to work with Tatro & Zamoyski to reach a settlement . We estimate that we incurred approximately $500 in legal costs to defend this case.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 14 SUBSEQUENT EVENTS (UNAUDITED) - Continued

Niv Benshalom v. Environmental Service Professionals, Inc.:
On July 9, 2010, Niv Benshalom has asserted a claim against the Company seeking $100,749 for breach of contract. The Company defended this claim and reached a settlement on November 18, 2010.  We estimate that we incurred approximately $500 in legal costs to defend this case. The value of $100,749 will be accrued in the 2009 financial statements.

Environmental Service Professionals, Inc., ESP Settlement, LLC v. Lion Share Capital, LLC:
In October 2010 the Company filed a civil action against Lion Share Capital for breach of contract based upon Lion Share Capital’s failure to comply with the terms of an equity contract. The Company seeks damages in an amount in excess of $25,000 plus the cancellation of 5 million common stock warrants and the return of 5 million shares of its common stock.  The Complaint has been filed and is in the process of being served upon the Defendant. The Company is prosecuting this case vigorously and believes that it has a meritorious case and that Lion Share will be required to pay damages as well as return the 5 million shares of ESP stock , the Company cancelled the 5 million warrants at $ 0.75 per share. There are no claims asserted against ESP in this litigation.

Acquisitions

Leverage Alternative Solutions (LAS):
On October 1, 2009 the Company signed and closed a Stock Purchase Agreement (SPA) with United Capitalists, Inc dba Leverage Alternative Solutions (LAS).  The Company acquired from United Capitalists, Inc 100% of the total issued and outstanding stock of UCI in exchange for 1,000,000 shares of the Company’s common stock plus $ 300,000 in cash.  LAS is working on becoming the nation’s leading green builder for the residential space. LAS will be focused on developing zero energy homes, by maximizing solar, wind and geothermal technologies. In addition Leverage will work with municipalities to develop state programs that help fund green training, and green job development.

National Indoor Environmental Quality Institute (NIEQI):
On January 25, 2010 the Company signed a Stock Purchase Agreement (SPA) with National Indoor Environmental Quality Institute (NIEQI). The Company acquired from NIEQI 100% of the total issued and outstanding stock of NIEQI in exchange for 1,000,000 shares of the Company’s common stock plus $1,000,000 in cash. The closing of the purchase under the SPA would be completed on or before June 1, 2011 or upon completion of funding. NIEQI is the Master Distributor of Bio Sciences’ TM100 Products throughout the United States and Canada.  NIEQI will remain as a key division of training and establishing Bio-Remediation end users through the Veterans new American Workforce Jobs program of the Company. NIEQI will also be used to assist in the implementation of the Company’s European operations scheduled for the 3rd and 4th quarter of 2011.

Bio Science:
On January 27, 2010 the Company signed a Stock Purchase Agreement (SPA) with Bioscience Environmental Services and Laboratory, Inc. The Company acquired from the Seller 100% of the total issued and outstanding stock of BioScience in exchange for 4,000,000 shares of the Company’s common stock plus $4,000,000 in cash. The estimated closing of the purchase under the SPA would be completed on or before June 1, 2011 or upon completion of funding. Bioscience is a manufacture of the TM-100 remediation process dedicated to reducing microbial growth indoors in structures to acceptable levels according to the standards set by the National Allergy Bureau. TM-100 is designed to be used in various applications other than structures. TM-100 is structures to implement solutions for producing standardized industry remediation protocols to provide industry professionals with a remediation method to confront the environmental and safety issues faced by property owners, inspectors, remediation experts, and all other related industry personnel in the United States and Canada.

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 14 SUBSEQUENT EVENTS (UNAUDITED) - Continued

Acquisitions - Continued

Great Water, Inc.:
On February 19, 2010 the Company signed a Stock Purchase Agreement (SPA) with Great Water, Inc. and Aqua Pure International, Inc. The Company acquired from the seller 100% of the total issued and outstanding stock of GR8 WATER AND AQUA PURE in exchange for 4,500,000 shares of the Company’s common stock and 4,750,000 in five (5) year warrants at Twenty-Five cents ($0.25). The estimated closing of the purchase under the SPA would be completed on or before June 1, 2011 or upon completion of funding.  GR8 WATER AND AQUA PURE builds and sells unique water production products for local, national and international markets. Using the Moisture present in the atmosphere, each company is creating unique appliances that resolve the need for fresh drinking water while cooling and dehumidifying at the same time. Aqua Pure International, Inc. markets Large Scale Atmospheric Water Generators for industrial, commercial, community and institutional applications. The Companies call their products “Water Factories because they make water, harvesting it directly from ambient air. The Aqua Pure Water Factory produces the finest drinking water available anywhere, completely free from any foreign matter, bacterial, organic or other impurities. With over 20 models, the family of Water Factories creates volumes of pure drinking water to satisfy virtually any application or need. GR8 Water and Aqua Pure will remain as a key division of training and establishing US based manufacturing Green Jobs through the Veterans new American Workforce Jobs program of the Company.

HomeSafe:
On February 19, 2010 the Company signed a Stock Purchase Agreement (SPA) with HomeSafe Inspection, Inc.  The Company acquired 100% of the HomeSafe preferred and common stock in exchange for 5,000,000 shares of the Company’s common stock and 5,000,000 shares in five (5) year warrants at Twenty-Five cents ($0.25) and 5,000,000 shares in one (1) year warrants at One Cent ($.01). The estimated closing of the purchase under the SPA would be completed on or before June 1, 2011 or upon completion of funding.  HomeSafe's new infrared imaging technology, customized especially for infrared home inspections, is the next best thing to X-ray vision: Infrared detects tiny but crucial differences in temperature throughout a house, including behind the walls, beneath the floors and beyond ceilings. These temperature variations often reveal "invisible" problems concealed from the naked eye, including hidden moisture intrusion, roof and plumbing leaks, faulty wiring, and energy loss, missing insulation, ventilation problems, structural concerns and moisture related to termite infestations. Most of these problems will go undetected in an ordinary visual inspection. But with a HomeSafe infrared home inspection, inspectors can easily and quickly scan the house and pinpoint these concerns, providing clients with additional vital information those competitors simply can't offer. HomeSafe is a unique business as to the Patent Ownership of unique Infrared and acoustic technology used to conduct building inspections such as energy audits, air quality inspections, real estate/home inspections and termite inspections.

Other Events

Effective on February 19, 2009, holders of 31,541,483 shares of the Company's common stock, or approximately 60.0% of the total issued and outstanding common stock of the Company, voted to amend the Company’s Certificate of Incorporation in order to increase the number of authorized shares of common stock from 100,000,000, par value $0.001 per share, to 295,000,000, par value $0.001 per share and to increase the number of authorized shares of preferred stock from 1,000,000, par value $0.01 per share, to 5,000,000, par value $0.001 per share.  The Board of Directors of the Company voted unanimously to implement this shareholder action. On January 27, 2009, the Company filed a Certificate of Designation to authorize 3,000,000 shares of Series A Preferred Stock, none of which have been issued.

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

Environmental Service Professionals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008 and 2007

NOTE 14 SUBSEQUENT EVENTS (UNAUDITED) - Continued

Other Events - Continued

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about March 30, 2010, we engaged Farber Hass Hurley LLP (“Farber Hass)”to audit and review our financial statements for the fiscal year ending December 31, 2007, December 31, 2008 and December 31, 2009.  Farber Hass has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with our former accountant, Stan J. Lee, Certified Public Accountant.

On May 12, 2010, we received a letter from the Stan J. Lee, Certified Public Accountant, dated May 12, 2010, a copy of which is attached to our Report on Form 8K, dated May 12, 2010.  The letter indicates that Mr. Lee disagrees with the contents of our Report on Form 8-K, dated April 5, 2010, relating to our change of certifying accountants.  In his letter, he states that effective December 21, 2009, he disclaims his audit opinions for our financial statements dated as of and for the fiscal years ending December 31, 2007 and 2008.  He also states that he resigned as our certifying accountant on December 21, 2009, rather than being dismissed by us on March 30, 2010.

We disagree with Mr. Lee regarding the effective date of his disclaimers and resignation.  Even though he notified us by email correspondence on December 21, 2009 that he resigned and “disclaimed” his prior audit opinions for the Company’s fiscal years 2007 and 2008, we believe that subsequent correspondence (i.e. December 22, 2009 and thereafter) from Mr. Lee to the Company indicated that he had changed his mind.  Mr. Lee disagrees with our interpretation of the subsequent correspondence.  We finally dismissed him and engaged Farber Hass on March 30, 2010.  As stated in our Report on Form 8-K, dated April 5, 2010, we have engaged Farber Hass to re-audit and enable us to restate our financial statements for those fiscal years, as well as to audit our fiscal year 2009 and 2010 financial statements.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  We do not have any employees that are knowledgeable in SEC Reporting and Disclosure and must rely on outside consultants for this service. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2008, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

The effectiveness of our internal control over financial reporting as of December 31, 2008 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

CORRECTIVE ACTION

Management plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during 2011.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional financial personnel and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of five directors. Messrs. Moyer, August, and Iger are "independent" as defined in Rule 4200 of Nasdaq’s listing standards. Mr. Torres, who is our chief executive officer and corporate secretary and Mr. McMillan, who is our president, are not independent.

The following table sets forth the directors, executive officers, and key consultants of ESP as of March 15, 2011:

NAME	AGE	POSITION	SINCE
Edward L. Torres	52	Chairman, Chief Executive Officer, Corporate Secretary and Acting Chief Financial Officer	October 11, 2006
Sam McMillan	50	President	July 1, 2010
Leroy Moyer (1) (2)	68	Director	April 1, 2007
S. Robert August (2)	62	Director	May 31, 2007
Robert S. Iger (2)	70	Director	August 29, 2008
(1) Member of Audit Committee (2) Independent member of the board of directors

EDWARD TORRES, age 52, has been the chairman and chief executive officer of ESP since October 2006 and of Safeguard since February 2007. Mr. Torres has over 25 years of business development experience as an entrepreneur in several professional industries.  Mr. Torres graduated with a bachelor's degree in business development, and established a national manufacturing service business with Priority Sales and Service. After several years with that company, Mr. Torres merged the company with Sandelos USA, a national company known for its kitchen and bath products.  He oversaw international production and distribution of the products for the U.S. market, as well as participated in the acquisition of Sandelos, USA during the mid 1990's.  In 1996, he participated in the acquisition of Commercial Labor Management, Inc., a public entity, and arranged its reverse merger with Zeros & Ones, Inc., a technology company currently traded on the Pink Sheets.  During 1996, Mr. Torres also participated in the formation of Joint Employers Group, a California based professional employer organization.  Overseeing the company's marketing and sales division, he helped to increase revenue from $100,000 in 1995 to $65 million in 2001.  In 2003, Mr. Torres arranged the sale of Joint Employers Group, Inc. to ITEC, a publicly traded company in the human resource industry.  In 2003, Mr. Torres, through Pro-Active Business Services, founded Contempo Homes and helped to obtain 71 acres for the development of 130 homes.  All of the homes built by Contempo Homes, Inc. incorporate distinct architectural design, modern conveniences, and green technology, also known as ContempoGREEN and EcoModern.  In 2005, Pro-Active and Mr. Torres sold their holdings in Contempo Homes and currently provide land development and entitlement procurement consulting services to clients in the City of Palm Springs and in the Coachella Valley communities.  Mr. Torres serves on several local task forces and on a variety of building industry organizations, which have helped to establish his influence in many Coachella Valley cities.  He sits on the Desert Valley Builders Association as a director, was past board director of the Building Industry Association Board of Directors as immediate past president of the Desert Chapter, was past senior officer of the Southern California Building Industry Association, was past president of the Palm Springs Economic Development Corporation, and has served or serving is a member of the City Task Force for establishing new development standards for the City of Palm Springs and business retention guidelines.

Mr. Torres’s qualifications:
•	Leadership experience – Mr. Torres has been our chairman and chief executive officer since October 2006 and he is the chairman and chief executive officer of Safeguard, Inc.
•
Finance experience – Mr. Torres has been CEO and Partner of several private and public companies over the past 20 years. During this time he has been involved in establishing debt financing, expansion of revenue, and improving P&L statements.

•	Industry experience – Mr. Torres has worked in various companies that had complex operations and environments dealing with complex problems for expansion and development.
•	Education experience - Mr. Torres graduated with a bachelor's degree in business development from South Bay University, Pomona, California in 1981.

SAM McMILLAN, age 50, has been the president of ESP since July 1, 2010.  Mr. McMillan has held numerous positions in senior management and sales for more than twenty two years.  He has extensive experience in the management of business operations, technical sales, and consulting delivery with responsibility exceeding $100MM in revenue.  Mr. McMillan comes to ESP from his most recent position with CompuCom Systems, Inc, San Ramon, California where he served for 11 years as senior director, business development strategic markets.  There he developed business strategies and complex solutions and opportunities for the company’s Fortune 1000 clients as well as private equity client relationships.  He created and led a team of Senior Business Analysts, Solution Architects, and Program Executives responsible for crafting and presentation of compelling solutions for large enterprise clients that leverage solutions with the greatest return on investment, to accelerate specific business objectives.  Prior to his position with CompuCom, he spent eleven years in senior management, including seven years as president and chief operating officer of Maryland Technology Management Inc. and four years as senior director/senior program officer for CACI at the U.S. Department of Education’s Wide Area Network known as EDNET.  Mr. McMillan attended Columbia Union College majoring in information systems/business administration.  He also holds certificates in Labor Relations, Real Estate Law and was a Real Estate Broker.  In addition to his corporate management experience and training, he is also a PADI certified scuba diver and a licensed private pilot.

Mr. McMillan’s qualifications:
•
Leadership experience – Mr. McMillan has been our president since July 2010. His strong leadership skills have been evidenced in building and motivating diverse corporate internal resources and external partner teams that consistently produce innovative solutions that exceed expectations.

•
Finance experience – Mr. McMillan’s extensive experience with structuring funding solutions within Private Equity, Commercial, State and Federal Government sector environments. His experience spans several industry verticals. Most recently he has been highly focused in the areas of finance for merger, acquisition and ongoing operations for managed service companies.

•
Industry experience – Mr. McMillan’s long and dynamic career leading solutions for complex global, multi-divisional, Fortune 1000 and government clients in cutting edge industries is but a small representation of the talents and business acumen that he brings to the Presidency of ESP.

•	Education experience - Mr. McMillan attended Columbia Union College majoring in information systems/business administration.

LEROY MOYER, age 68, has been a director of ESP since April 2007.  Mr. Moyer is a certified public accountant and currently is the director of business development for Dimensional Insight,  business intelligence and corporate performance Management Company that delivers software and services that help companies drive, monitor and understand corporate performance.  Mr. Moyer began his career with Deloitte, Haskins & Sells (subsequently Deloitte and hereinafter referred to as "Deloitte") where he was responsible for multiple clients who ranged from recently funded start-up companies to multinational Global 1000 corporations.  In 1980, he was elected a partner of Deloitte.  His career with Deloitte included over 22 years serving the unique and complex needs of emerging technology businesses, international experience in Deloitte's Paris office and Deloitte's New York executive office where he provided expert technical advice on SEC matters, mergers and acquisitions.  In Mr. Moyer's SEC department role, he worked extensively with Deloitte clients, underwriters and investment bankers on significant reporting, filing and disclosure matters.  Mr. Moyer has also served as a vice president of finance, as well as chief financial officer of both private and public companies focused on high technology, telecommunications, software, hardware, and manufacturing.  Mr. Moyer has been both an inside and independent member of various boards of directors, and has experience in information technology systems, contracts, treasury, legal, tax, risk management, pricing and sales and strategic planning.

Mr. Moyer’s qualifications:
▪	Leadership experience – Mr. Moyer is currently the director of business development for Dimensional Insight.
•
Finance experience – Mr. Moyer is a certified public accountant and was a partner of Deloitte for eight years.  He has also served as a vice president of finance, as well as chief financial officer of both private and public companies focused on high technology, telecommunications, software, hardware, and manufacturing.

•	Industry experience - Mr. Moyer has participated as an independent director in several firms and organizations in a variety of industries.
•	Education experience - Mr. Moyer has a Bachelors of Accounting in finance from Eastern Washington University and an MBA from the University of Oregon, and he is also a CPA.

S. ROBERT AUGUST, age 62, has been a director of ESP since May 31, 2007.  Mr. August is the president and founder of S. Robert August & Company, Inc., a national marketing and management firm specializing in servicing real estate builders, developers, realtors, economic development councils, suppliers, manufacturers, and related businesses.  The company, located in Denver, Colorado, was founded by Mr. August in 1983.  Mr. August is also the founder of RealtyWorks, Inc., a real estate firm founded in 1995 in Denver, Colorado, specializing in land and new home sales, which operated until 2006.  From 1983 to 1995, Mr. August was the founder and president of S. Robert August Realty Corporation in Denver, Colorado, specializing in land and new home sales.  Mr. August was the vice president of marketing and sales for Stuart R. Scott & Associates, Inc. from 1982 to 1983, where he trained, supervised, and motivated a real estate sales force for six residential communities.  Mr. August has also served as a director of marketing for The Ranch in Denver, Colorado, from 1978 to 1982, a project manager for Tollin-Grayboyes from 1976 to 1978, and other positions in real estate sales and consulting.  Mr. August has a Bachelor of Arts degree in labor management relations from Pennsylvania State University and a master’s degree in international management from the American Graduate School of International Management (1976).  Mr. August is also active in fund raising for Children's Hospital, Multiple Sclerosis, Hospice of Metro Denver, Colorado Easter Seal Society, Show Home for Hope, Bridge Project, Colorado AIDS Project, Colorado Pediatric Aids Foundation, Home Builders Foundation, and National Association of Home Builders' ("NAHB") Home Builders Care.  Mr. August serves as a past chairman of the NAHB's National Sales and Marketing Council.

Mr. Augusts’ qualifications:
▪	Leadership experience – Mr. August is the president and founder of S. Robert August & Company, Inc.
•	Industry experience - Mr. August has participated as an independent director in several firms and organizations in a variety of industries.
•
Education experience - Mr. August holds a Bachelor of Arts degree in labor management relations from Pennsylvania State University and a master’s degree in international management from the American Graduate School of International Management.

ROBERT IGER, age 70, has been a director of ESP since August 29, 2008.  Mr. Iger co-founded Iger & Associates in 2003, which has represented local and national clients before local, state, and federal public officials providing political leadership in complex government matters.  He works closely with elected and appointed public officials on public finance, transportation, airport, land use, and healthcare matters.  He advises clients on business development opportunities.  He also provides timely information on any legal, regulatory, and legislative changes impacting clients.  He has an extensive business background in corporate governance, legal support, and corporate financing.  From 1989 to 1990, Mr. Iger was the chief executive officer, of ColorMax, a public company.  From 1982 to 1994, he was a senior vice president for Oxford First Corporation.  From 1994 to 1996, he ran LAR Holdings & Eventide Capital, a venture capital firm.  From 1979 to 1981, he was general manager of Candle Corporation, a start-up computer software company.  From 1969 to 1977, Mr. Iger was with Xerox Corporation and when he left he was in charge of strategic planning for the largest division of Xerox.  He is an active member of the California Bar and holds a juris doctor from Western State University. He earned a bachelor's degree in economics and a master’s degree in econometrics from the State University of New York at Buffalo.  He also taught an economics course at the State University of New York at Buffalo, Millard Fillmore College, and University of Phoenix.  As an officer of the United States Air Force, Mr. Iger was commissioned at the age of 20 years old.

Mr. Iger’s qualifications:
▪	Leadership experience – Mr. Iger is a founder of Iger & Associates.
•	Industry experience - Mr. Iger has participated as an independent director in several firms and organizations in a variety of industries.
•
Education experience - Mr. Iger holds a juris doctor from Western State University and a bachelor's degree in economics and a master’s degree in econometrics from the State University of New York at Buffalo.

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

AUDIT COMMITTEE

Mr. Moyer is the sole member of our audit committee.  Mr. Moyer is considered to be independent as defined in Rule 4200 of Nasdaq’s listing standards and Mr. Moyer meets the definition of an “Audit Committee Financial Expert” as set forth in Item 407(d)(5)(ii) of Regulation S-K.  The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review, with our independent accountants, the annual financial statements of ESP prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of ESP.  The audit committee was formed April 2007.

Pursuant to the audit committee charter, the functions of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•	engaging and pre-approving audit and non-audit services to be rendered by our independent auditors;

•	recommending to our board of directors the engagement of our independent auditors and oversight of the work of our independent auditors;

•
reviewing our financial statements and periodic reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters;

•	administering and discussing with management and our independent auditors our code of ethics; and

•	reviewing and approving all related-party transactions in accordance with applicable listing exchange rules.

COMPENSATION COMMITTEE

The Company established a compensation committee on August 31, 2008, which consists of one director, Robert Iger.  The compensation committee is responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of our officers and directors.  The board of directors does not have a nominating committee.  Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

The functions of our compensation committee will include:

•
reviewing and, as it deems appropriate, recommending to our board of directors, policies, practices and procedures relating to the compensation of our directors and executive officers and the establishment and administration of certain of our employee benefit plans;

•	exercising authority under certain of our employee benefit plans; and

•	reviewing and approving executive officer and director indemnification and insurance matters.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

We plan to establish a corporate governance and nominating committee. The functions of our corporate governance and nominating committee will include:

•	developing and recommending to our board of directors our corporate governance guidelines;

•	overseeing the evaluation of our board of directors;

•	identifying qualified candidates to become members of our board of directors;

•	selecting nominees for election of directors at the next annual meeting of shareholders (or special meeting of shareholders at which directors are to be elected); and

•	selecting candidates to fill vacancies on our board of directors.

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

REPORT OF THE AUDIT COMMITTEE

The Company's audit committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2008 with senior management. The audit committee has reviewed and discussed with management the Company's audited financial statements. The audit committee has also discussed with Farber Hass Hurley  LLP, Certified Public Accountants, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from Farber Hass required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with Farber Hass the independence of Farber Hass as auditors of the Company.  Finally, the audit committee has considered whether the independent auditors’ provision of non-audit services to the Company is compatible with the auditors' independence.  Based on the foregoing, the Company's audit committee has recommended to the board of directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 for filing with the United States Securities and Exchange Commission.  The Company's audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

LEROY MOYER

Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board’s compensation committee reviews and recommends policies, practices, and procedures relating to the total direct compensation of our executive officers, including the Named Executive Officers, and the establishment and administration of certain of our employee benefit plans to our board of directors.

COMPENSATION PROGRAM OBJECTIVES AND REWARDS

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance.  Following this philosophy, we consider all relevant factors in determining executive compensation, including the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with compensation packages consisting of a combination of competitive base salary and incentive compensation.

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions.  Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, our compensation committee and board of directors expect to apply the compensation philosophy and policies described in this section of our annual report.

The primary purpose of the compensation and benefits we consider is to attract, retain, and motivate highly talented individuals who will engage in the behavior necessary to enable us to succeed in our mission, while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of our compensation committee who will make recommendations regarding compensation to our board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

BENCHMARKING

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our compensation committee and board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation.  Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

THE ELEMENTS OF ESP’S COMPENSATION PROGRAM

BASE SALARY

Executive officer base salaries are based on job responsibilities and individual contribution.  Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2008, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year.  The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  The board of directors then approves base salary amounts for the fiscal year.  We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

INCENTIVE COMPENSATION AWARDS

The Named Executives have not been paid bonuses and our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Ante5: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

EQUITY INCENTIVE AWARDS

Effective April 28, 2008, our board of directors adopted the 2008 ESP Stock and Incentive Plan (the "2008 Plan") for Directors, Officers, Employees, and Consultants under which a total of 10,000,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options.  Our 2008 Plan has been approved by the holders of a majority of our outstanding shares.  We believe equity incentive awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

BENEFITS AND PREREQUISITES

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers.  We may adopt these plans and confer other fringe benefits for our executive officers in the future.

SEPARATION AND CHANGE IN CONTROL ARRANGEMENTS

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of ESP.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

EXECUTIVE OFFICER COMPENSATION

The following table summarizes the compensation paid or accrued by the Company for the years ended, December 31, 2008 and December 31, 2007 for services rendered in all capacities, by the Company's chief executive officer, president, and chief operating officer.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION	TOTAL
Edward L. Torres, Chief
Executive Officer (2)
	2008	$166,375	$0	$2,390,000	$0	$0	$2,556,375
	2007	$120,000	$0	$0	$0	$0	$120,000

Lyle Watkins (1), (3)
	2008	$0	$0	$72,000	$0	$114,680	$186,680
	2007	$0	$0	$0	$0	$114,680	$114,680

OFFICERS AS A GROUP
	2008	$166,375	$0	$2,462,000	$0	$114,680	$2,743,055
	2007	$120,000	$0	$0	$0	$114,680	$234,680

(1)  All officers serve at will without employment contracts except that Lyle Watkins is employed under a consulting agreement. See "Certain Relationships and Transactions - Item 13."

(2)  The Company has accrued un-paid salary and expenses to Mr. Torres of $13,750 for the period ending December 31, 2007, $135,750 for the period ending December 31, 2008, $34,453 for the period ending December 31, 2009, and for the period ending December 31, 2010 for a combined total of $883,953 In consideration for his continued services to the Company, on or about April 28, 2008, the Company authorized the issuance of 17,000,000 shares of the Company's common stock to Mr. Edward Torres, the chief executive officer and acting chief financial officer of the Company. On or about December 3, 2008, the Company authorized the issuance of 250,000 shares of the Company's common stock to Mr. Edward Torres, the chief executive officer and acting chief financial officer of the Company. On or about September 20, 2010, the Company authorized the issuance of 50,000,000 shares of the Company's common stock to Mr. Edward Torres, the chief executive officer and acting chief financial officer of the Company.

(3)  The Company has accrued un-paid consulting fees and expenses to Mr. Watkins of $29,840 for the period ending December 31, 2007, $139,259 for the period ending December 31, 2008, and $43,864 for the period ending March 31, 2009 for a combined total of $212,964.00. In consideration for his continued services to the Company, on or about April 28, 2008, the Company authorized the issuance of 8,000,000 shares of the Company's common stock to Mr. Lyle Watkins, the chief operating officer and corporate secretary of the Company. As of July 1, 2009 Mr. Watkins had resigned as ESP corporate secretary, director and chief operating officer of the Company.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

None of the Company's executive officers received any stock options or unvested stock awards during the year ended December 31, 2008.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the equity compensation paid by the Company for the two years ended December 31, 2008 to the Company's chief executive officer and chief operating officer.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid or accrued by the Company for the two years ended December 31, 2008 to the Company’s directors who are not also executive officers of the Company and who were serving as directors of the Company on December 31, 2008.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPLE POSITION	YEAR	FEES EARNED OR PAID IN CASH	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
S. Robert August, Director (1)	2008	$0	$0	$9,876	$0	$104,047	$113,923

Leroy Moyer, Director (2)	2008	$0	$0	$12,698	$0	$0	$12,698

Robert Iger (3)	2008	$0	$0	$1,694	$0	$0	$1,694

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

EMPLOYEE BENEFIT PLANS

On February 26, 2008, our board of directors approved the 2008 ESP Stock and Incentive Plan (the "2008 Plan") for Directors, Officers, Employees, and Consultants.  The 2008 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards: (1) stock options which may be either incentive stock options ("ISOs"), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options ("NSOs"), which are not intended to meet those requirements; (2) restricted stock which is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a "restricted period" during which the grantee must satisfy certain vesting conditions; (3) restricted stock units which entitle the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a "restricted period" during which the grantee must satisfy certain vesting conditions or the restricted stock unit is forfeited; (4) stock appreciation rights which entitle the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised; and (5) other types of equity-based compensation which may include shares of common stock granted upon the achievement of performance objectives.

The 2008 Plan will be administered by the compensation committee, which will at all times be composed of two or more members of the board of directors who are not our employees or consultants.  Any employee or director of, or consultant for, the Company or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2008 Plan. We have reserved 10,000,000 shares of common stock for awards under the 2008 Plan. In addition, on each anniversary of the 2008 Plan's effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of our common stock available for issuance under the 2008 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 500,000 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2008 Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of the Company as of March 31, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2011 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentage ownership of each beneficial owner is based on 285,831.673 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Environmental Service Professionals, Inc., 810 N. Farrell Drive, Palm Springs, California 92262.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

	SHARES BENEFICIALLY OWNED (1)
NAME AND POSITION OF BENEFICIAL OWNER	NUMBER (2)	PERCENT
Edward Torres, Chief Executive Officer, Corporate Secretary , Acting Chief Financial Officer (3)(9)(10)	73,324,000	27.44%
Sam McMillan, President (4)	17,870,000	6.69%
S. Robert August, Director (5)	2,000,647	0.75%
Leroy Moyer, Director (6)	1,853,333	0.62%
Robert Iger, Director (7)	1,450,000	0.54%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (FIVE PERSONS) (8)	96,497,980	36.04%

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of Common Stock, except for those owned jointly with that person's spouse.

(2)	Calculation of beneficial ownership assumes the exercise of all warrants and options exercisable within 60 days of March 31, 2011, only by the respective named stockholder.

(3)
Includes 500,000 shares, which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2011. Also includes 3,207,000 shares which are owned by Pro-Active Retirement Trust of which Mr. Torres is the Trustee, and 317,000 shares which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2011 which are owned by Pro-Active Business Services, Inc. of which Mr. Torres is the President up until January 2007.

(4)	Includes 1,310,000 shares, which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2011.

(5)
Includes 1,550,000 shares, which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2011. Also includes 250,000 shares which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2011 which are owned by S. Robert August & Associates of which Mr. August is the President.

(6)
Includes 1,753,333 shares, which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2011. Includes 10,000 shares, which may be purchased pursuant to warrants that are exercisable within 60 days of March 31, 2011.  Includes 83,333 shares which were purchased and an additional of 100,000 warrants with an exercise price of $ 0.25 per share with a vesting period of five years.

(7)	Includes 1,450,000 shares, which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2011.

(8)	See footnotes (3) through (7). Includes an aggregate of 6,537,000 shares of Common Stock issuable upon the exercise of warrants and stock options that are exercisable within 60 days of March 31, 2011.

(9)
Includes shares subject to lock-up and vesting provisions. On November 1, 2006, ESP entered into a Redemption, Lock-up and Vesting Agreement (the "Agreement") with a certain shareholder of ESP, Edward Torres (the “Executive”). The purpose of the agreement was to provide for redemption of a portion of their shares, and to lock-up the balance of their shares in order to facilitate ESP's ability to raise capital. According to the Agreement, in consideration for permitting ESP to redeem and lock-up the shares, ESP conferred piggyback registration rights to the shares for the Executive as the shares are released from lock-up. ESP has a right of first refusal to purchase the shares covered by the Agreement. This right specifies that before there can be any valid sale or transfer of any of the shares by the Executive, the Executive must first offer his shares to ESP. The Executive has agreed that he will not directly or indirectly sell or otherwise transfer or dispose of any of the shares during the lock-up period. Furthermore, during the Executive's employment with ESP, he has agreed that he will not sell, transfer, or assign more than 8% of the released shares per month. Similarly, the Executive has also agreed that after the termination of his employment with ESP for any reason, he will not sell, transfer or assign more than 4% of the released shares per month. If, however, the Executive is terminated for cause, all unvested shares on the date of such termination will immediately be cancelled. The following table lists the number of shares subject to lock-up and the scheduled release dates As of 12/31/2010 the lock-up period has been met and the shares have been release to the appropriate officers:

NAME OF EXECUTIVE	NUMBER OF SHARES SUBJECT TO LOCK-UP	LOCK-UP PERIOD AND RELEASE SCHEDULE
Edward L. Torres	4,007,000	11/01/06	801,400
		11/01/07	801,400
		11/01/08	801,400
		11/01/09	801,400
		11/01/10	801,400

(10)
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table sets forth certain information regarding loans made by Pro-Active Land Development, Inc. to ESP, Inc. pursuant to promissory notes bearing simple interest at a rate of 5% per annum payable on all principal and accrued but unpaid interest on or before June 30, 2009. Mr. Edward Torres, our chief executive officer, is the president of Pro-Active Business Services, Inc.  Mr. Torres agreed to cease all accruing interest as of February 27, 2007.

DATE	PRINCIPAL	INTEREST	DATE	PRINCIPAL	INTEREST
04/27/2006	$15,000.00	1,633.56	07/26/2006	$50,000.00	4,828.77
06/06/2006	$10,000.00	1,034.25	07/31/2006	$25,000.00	2,397.26
06/13/2006	$10,000.00	1,024.66	12/01/2006	$10,000.00	790.41
07/14/2006	$30,000.00	2,946.58	02/20/2007	$25,000.00	1,698.63
07/21/2006	$25,000.00	2,431.51	02/27/2007	$20,000.00	1,339.73
TOTAL PRINCIPAL AND INTEREST (1)				$220,000.00	$20,125.36
(1) As of December 31, 2008

S. Robert August, one of the Company's independent directors, has been engaged pursuant to a consulting agreement for $5,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. The Company owes Mr. August $77,251.90 under the consulting agreement inclusive of all prior years ending December 31, 2008. The consulting agreement was terminated as of December 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Farber Hass Hurley LLP is the Company's principal auditing accountant firm.  Farber Hass did not provide any other non-audit services to the Company for the fiscal years ended December 31, 2007 and 2008.
Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the board before the filing of the previous year's Annual Report on Form 10-K.

The following is a summary of the fees billed to the Company by Farber Hass LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2008:

FARBER HASS HURLEY, LLP FEES

	2008	2007
Audit Fees (1)	$69,000	$92,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$69,000	$92,000

(1)	Audit fees consist of fees for the audit of our financial statements.

Stan J. H. Lee, CPA, CMA, Inc., Certified Public Accountants, is the Company’s former principal accounting firm.  Stan J. H. Lee also provided other non-audit services to the Company for the fiscal years ended December 31, 2007 and 2008.  The audit committee approved the engagement of Stan J. H. H. Lee before Stan J. H. Lee rendered audit and non-audit services to the Company for the fiscal years ended December 31, 2007 and 2008.

The following is a summary of the fees billed to the Company by Stan J. H. Lee, CPA, CMA, Inc., Certified Public Accountants, for professional services rendered for the fiscal years ended December 31, 2007 and 2008:

STAN J. H. LEE, CPA, CMA, INC. FEES

	2008	2007
Audit Fees (1)	$31,000	$26,700
Audit Related Fees	15,000	12,000
Tax Fees (2)	0	0
All Other Fees	0	0
	$46,000	$38,700

(1)	Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimus non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board's review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

Dated: April 1, 2011	ENVIRONMENTAL SERVICE PROFESSIONALS, INC. By: /s/ Edward Torres Edward Torres, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

(intentionally left blank)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Edward Torres Edward Torres, Acting Chief Financial Officer (Principal Financial/Accounting Officer)	Dated: April 1, 2011

By: /s/ Edward Torres Edward Torres, Acting Chief Financial Officer/Treasurer (Principal Financial/Accounting Officer)	Dated: April 1, 2011

By: /s/ Edward L. Torres Edward L. Torres,, Corporate Secretary	Dated: April 1, 2011

By: /s/ Leroy Moyer Leroy Moyer, Director and Audit Committee Chairperson	Dated: April 1, 2011

By: /s/ S. Robert August S. Robert August, Director	Dated: April 1, 2011

By: /s/ Robert Iger Robert Iger, Director	Dated: April 1, 2011

(intentionally left blank)